Form 10-Q
period 2018-06-30
urban-gro, Inc.
filed 2018-08-16
CIK 1706524

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2018

Commission File Number: 000-52898

urban-gro, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	46-5158469
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

1751 Panorama Point

Unit G

Lafayette, CO 80026

(Address of principal executive offices)

(720) 390-3880

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 16, 2018, was 24,808,000 shares.

PART I.

ITEM 1. FINANCIAL STATEMENTS

urban-gro Inc.

BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$1,023,284	$1,656,791
Accounts receivable, net	896,797	642,553
Inventory	1,183,032	1,124,714
Related party receivable	31,804	13,540
Prepayments and advances	1,165,347	859,277
Total current assets	4,300,264	4,296,875

Non current assets
Property, plant, and equipment, net	284,770	224,824
Investments	539,771	400,000
Other assets	65,028	44,693
Total non current assets	889,569	669,517

Total assets	$5,189,833	$4,966,392

Liabilities
Current liabilities
Accounts payable	$1,207,931	$1,338,661
Accrued expenses	1,177,051	1,256,115
Related party payable	63,597	93,394
Customer deposits	4,508,894	3,151,250
Short term notes payable	476,606	188,000
Total current liabilities	7,434,079	6,027,420

Non-current liabilities
Long term notes payable	–	300,000
Total long-term liabilities	–	300,000

Total liabilities	7,434,079	6,327,420

Commitments and contingencies, note 10

Equity
Preferred stock, $0.1 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,808,000 and 25,046,000 shares issued and outstanding as of June 30, 2018, and December 31, 2017 respectively	24,808	25,036
Additional Paid in Capital	3,656,823	3,258,116
Retained earnings / (deficit)	(5,925,877)	(4,644,180)
Total equity (deficit)	(2,244,246)	(1,361,028)
Total liabilities and equity	$5,189,833	$4,966,392

See accompanying notes to financial statements

urban-gro Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For The Three Months Ended		For The Six Months Ended
	(unaudited)		(unaudited)
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Revenue	$5,897,300	$3,368,570	$9,343,664	$4,795,114
Cost of sales	4,030,852	2,530,055	6,473,345	3,637,794
Gross profit	1,866,448	838,515	2,870,319	1,157,320

Operating expenses
Marketing	310,756	123,169	433,193	183,423
General and administrative	2,030,100	1,087,992	3,679,557	1,831,104
Total operating expenses	2,340,856	1,211,161	4,112,750	2,014,527

Loss from operations	(474,408)	(372,646)	(1,242,431)	(857,207)

Other Income (Expenses)
Other income	(80)	540	4,007	540
Interest expense	(24,561)	(75,269)	(43,274)	(162,421)
Total other expenses	(24,641)	(74,729)	(39,267)	(161,881)

Net income (loss)	$(499,049)	$(447,375)	$(1,281,698)	$(1,019,088)

Comprehensive income (loss)	$(499,049)	$(447,375)	$(1,281,698)	$(1,019,088)

Earnings per share Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Weighted average outstanding shares for the periods ended June 30, 2018 and June 30, 2017*	24,672,505	22,826,154	24,856,149	22,663,978

*Weighted shares outstanding for the period ended June 30, 2017 were recalculated from partnership units to common stock shares with a conversion rate of 193.3936722 shares for each LLC unit.

See accompanying notes to financial statements

urban-gro Inc.

STATEMENTS OF CASH FLOWS

	For the six months ending (unaudited)
	June 30,	June 30,
	2018	2017
Cash Flows from Operating Activities
Net Loss	$(1,281,697)	$(1,019,088)
Adjustment to reconcile net loss from operations:
Depreciation and amortization	77,112	34,446
Warrant expense	1,131	–
Inventory write-offs	58,310	12,552
Bad debt expense	39,963	112,783
Stock compensation expense	213,955	8,690
Changes in Operating Assets and Liabilities
Accounts receivable	(312,471)	(250,630)
Inventory	(116,627)	(345,811)
Prepayments and advances	(306,072)	(486,981)
Other assets	–	(3,645)
Accounts payable	(160,527)	15,867
Accrued expenses	20,934	224,239
Customer deposits	1,357,645	1,963,614
Net Cash Provided by (Used in) Operating Activities	(408,344)	266,036

Cash Flows from Investing Activities
Purchase of investment	(139,771)	–
Purchases of property and equipment	(136,721)	(30,670)
Purchases of intangible assets	(20,671)	–
Net Cash Used Provided By (Used In) Investing Activities	(297,163)	(30,670)

Cash Flows from Financing Activities
Issuance of capital stock	80,000	185,000
Proceeds from issuance of notes payable	–	294,546
Repayment of related party loan	–	(132,792)
Repayment of notes payable	(8,000)	(42,000)
Net Cash Provided by (Used In) Financing Activities	72,000	304,754

Net Increase (Decrease) in Cash	(633,507)	540,120
Cash at Beginning of Period	1,656,791	17,463
Cash at End of Period	$1,023,284	$557,583

Supplemental Cash Flow Information:
Interest Paid	$43,274	$162,421
Income Tax Paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to convert membership units	$–	$742,313
Common stock issued to reduce convertible and promissory notes payable	$–	$500,000
Common stock retired	$375	$–

See accompanying notes to financial statements

urban-gro, Inc.

Notes to Financial Statements

For the six months ended June 30, 2018

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

Urban-gro Inc., a Colorado corporation (the “Company”), was founded in 2014 as a limited liability company. On March 10, 2017, the Company was converted into a corporation. The Company provides product solutions to the commercial Cannabis cultivation industry, including commercial grade LED and HPS grow light systems, integrated pest management, automated fertilization / irrigation solutions, and a complete line of water treatment solutions in the State of Colorado and throughout the US and Canada. The Company’s products are integrated to ensure a cohesive approach to cultivation that is economical and legal.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Business Plan

The Company’s diversification plans have led to the strategic decision to focus on brand as an ancillary national market leader delivering the best in class value added product solutions to cannabis cultivators. Management has implemented the following actions to increase profit margins and generate positive operating cash flow; 1) Establish strategic partnerships with our vendors to increase our margins for benches and control systems. 2) Implement fees to the customer for the design of their grow systems 3) Create a commissioning team and charge commissioning fees 4) Create and implement integrated pest management plans for our customers and increase sales of the biological controls and pesticides. Management believes these objectives will increase the Company’s gross profit and increase cash provided by operations.

Liquidity

Since inception, the Company has incurred operating losses and has funded its operations primarily through issuance of equity securities, unsecured debt, and operating revenue. As of June 30, 2018, the Company had an accumulated deficit of $(5,925,877) working capital of $(3,113,815) and stockholders’ equity of $(2,244,246). The Company has evaluated its projected cash flows and believes that its cash and cash equivalents of $1,023,284 as of June 30, 2018, will be sufficient to fund the Company’s operations through at least twelve months from the issuance date of these financial statements, or at least through June 30, 2019. Future financings, if necessary, may not be available to the Company at acceptable terms, or at all. Sales of additional equity securities would result in the dilution of interests of current shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, inventory write offs, and allowance for bad debt.

Going Concern Assessment

With the implementation of FASB’s new standard on going concern, ASC No. 205-40, beginning with the year ended December 31, 2016 and all annual and interim periods thereafter, we will assess going concern uncertainty for our financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date the financial statements are issued or are available to be issued, which is referred to as the “look - forward period” as defined by ASC No. 205-40. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, and estimates, and we will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, among other factors, if necessary, within the look-forward period in accordance with ASC No 205-40.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, notes payable and other current assets and liabilities. We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at June 30, 2018 and December 31, 2017 approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the period ended June 30, 2018 and year ended December 31, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid short term cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2018 and December 31, 2017, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits. The Company has not experienced any losses related to these balances and believes the risk to be minimal.

Accounts Receivable, Net

Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. As of June 30, 2018 and December 31, 2017, the balance of allowance for doubtful accounts was $91,737 and $63,455, respectively. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Bad debt expense for the three months ended June 30, 2018 and 2017 was $23,099 and $94,145 respectively. Bad debt expense for the six months ended June 30, 2018 and 2017 was $39,963 and $112,783 respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. All inventory is finished goods and no raw products or work in progress is recorded on the balance sheet. Write-downs and write-offs are charged to cost of goods sold at the realization of change in value. Once written down, inventories are carried at this lower cost basis until sold or scrapped.

Property, Plant and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and impairment.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. No impairment charges were recorded for period ended June 30, 2018 and 2017.

The estimated useful lives for significant property and equipment categories are as follows:

Computer and technology equipment	3 years
Furniture and Equipment	5 years
Leasehold Improvements	Lease term
Molds and Tooling	3 years
Vehicles	3 years
Warehouse Equipment	3 years
Software	3 years

Intangible Assets

The Company’ intangible assets, consisting of legal fees for application of patents and trademarks are recorded at cost, and once approved will be amortized using the straight-line method over an estimated life, generally 5 years for patents and 10 to 20 years for trademarks. Intangible assets are included in “other assets” on the balance sheet. The net balance of intangible assets for June 30, 2018 and December 31, 2017 was $51,389 and $31,054 respectively. Amortization expense totaled $270 and $0 for the three months ended June 30, 2018 and 2017, respectively and $337 and $0 for the six months ended June 30, 2018 and 2017, respectively.

Equity Investments

In the first quarter of 2018, the Company adopted the ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10). Under the new ASC, entities no longer use the cost method of accounting as it was applied before, but it can elect a measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC 820 to estimate fair value using the NAV per share. After management’s assessment of each of these two equity investments, management concluded that these two investments should be accounted for using measurement alternative. Under the alternative, the Company measures these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer, and the Company has to make a separate election to use the alternative for each eligible investment and has to apply the alternative consistently from period to period until the investment’s fair value becomes readily determinable. ASU further requires that the Company should use prospective method for all equity investments without readily determinable fair values.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606,Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given to whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.  There was no material impact to our revenue recognition process because of the implementation of FASB ASC 606 as of June 30, 2018.

Customer Deposit

The Company’s policy is to collect deposits from customers at the beginning of the project prior to the design phase. The customer payments received are recorded as a customer deposit liability on the balance sheet. When the project is complete and meets all the criteria for revenue recognition, the deposit is recorded against the customer’s Accounts Receivable Balance. In certain situations when the customer has paid the deposit and design work has been completed but the customer chooses not to proceed with the project, the Company may keep the deposit and book it to revenue.

Cost of Goods Sold

The Company’s policy is to recognize cost of revenues in the same manner as, and in conjunction with, revenue recognition. The Company’s cost of revenues includes the costs directly attributable to revenue recognized and includes expenses related to the purchasing of our products, fees for third-party commissions and shipping costs. Total shipping costs included in the cost of goods sold was $81,568 for the three months ended June 30, 2018 and $59,227 for the three months ended June 30, 2017 and $157,768 for the six months ended June 30, 2018 and $101,725 for the six months ended June 30, 2017.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established, as needed to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no such interest or penalty for the periods ended June 30, 2018 and 2017.

On December 22, 2017 the U.S. Tax Reform, which among other effects, reduces the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years, makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries. The Company’s provisional estimate is that no tax will be due under this provision. The Company continues to gather information relating to this estimate.

Deferred tax is provided in full on timing differences that exist at the balance sheet date and that result in an obligation to pay more tax, or a right to pay less tax in the future. The deferred tax is measured at the rate expected to apply in the periods in which the timing differences are expected to reverse, based on the tax rates and laws that are enacted or substantively enacted at the balance sheet date. Timing differences arise from the inclusion of items of income and expenditure in taxation computations in periods different from those in which they are included in the Company’s financial statements. Deferred tax assets are recognized to the extent that it is regarded as more likely than not that they will be recovered. Deferred tax assets and liabilities are not discounted. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. There was no deferred tax asset as of June 30, 2018 and December 31, 2017.

Advertising Costs

The Company expenses advertisings costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expense incurred was $73,086 for the three months ended June 30, 2018 and $9,267 for the three months ended June 30, 2017 and $95,356 for the six months ended June 30, 2018 and $15,274 for the six months ended June 30, 2017.

Share Based Compensation

The Company periodically issue shares of its common stock to employees and consultants in non-capital raising transactions for fees and services. The Company accounts for stock issued to non-employees in accordance with ASC 505, Equity, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

The Company accounts for stock grants issued and vesting to employees based on ASC 718, Compensation – Stock Compensation, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. Accounting for stock-based compensation to employees requires the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values. The Company also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share under Accounting Standards Codification subtopic 260-10, “Earnings Per Share” (“ASC 260-10”). Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

Recently Issued Accounting Pronouncements

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our financial statements upon adoption.

FASB ASU No. 2016-02, (Topic 842) “Leases” Issues in February 2016, ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. Although the Company has not completed its evaluation of the impact of the adoption of ASU 2016-02, the Company believes the adoption of ASU 2016-02 is expected to have no material impact to the Company’s financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company purchases lighting products from Bravo Lighting (“Bravo”) and Enviro-Glo, distributors of customized lighting solutions with common control by the Company’s CEO, Bradley Nattrass and CDO Octavio Gutierrez. Purchases from Bravo and Enviro-Glo were $72,432 and $222,339 for the three months ended June 30, 2018 and 2017, respectively and $142,410 and $332,525 for the six months ended June 30, 2018 and 2017 respectively. Outstanding receivables from Bravo and Enviro-Glo totaled $31,804 on June 30, 2018 and $13,540 on December 31, 2017. Net outstanding payables incurred for purchases of inventory and other services to Bravo and Enviro-Glo totaled $63,597 at June 30, 2018 and $93,394 at December 31, 2017.

The Company also entered into a lease agreement with Bravo Lighting a related party, to sublease office space for 12 months commencing in September 2017. Minimum lease payments are $9,000 for the remainder of 2018.

NOTE 4 – PREPAYMENTS & ADVANCES

Prepayments and Advances is comprised of advances paid to employees, prepaid services and fees and prepayments paid to vendors to initiate orders. The prepaid balances are summarized as follows:

	June 30,	December 31,
	2018	2017
Advances to Employees	$–	$4,960
Prepaid Services and Fees	123,379	8,875
Vendor Prepayments	1,041,968	845,442
	$1,165,347	$859,277

NOTE 5 - PROPERTY PLANT & EQUIPMENT, NET

Property Plant and Equipment balances are summarized as follows:

	June 30,	December 31,
	2018	2017
Computers & Technology Equip	$53,714	$37,366
Furniture and Fixtures	28,690	24,825
Leasehold Improvements	143,215	143,215
Molds & Tooling	14,144	11,421
Marketing	15,386	–
Vehicles	154,028	149,028
Warehouse Equipment	7,733	9,232
Software	18,950	6,550
R&D Assets	82,499	–
Accumulated depreciation	(233,589)	(156,813)
Property plant and equipment, net	$284,770	$224,824

Depreciation expense totaled $41,961 and $17,499 for the three months ending June 30, 2018 and 2017, respectively and $76,775 and $34,446 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 6 – INVESTMENT

In August 2017, the Company entered into an agreement with Edyza Sensors, Inc., (”Edyza”), wherein the Company became Edyza’s exclusive agricultural partner in the attempt to provide wireless sensors to the cultivation solutions offered by the Company to the cannabis industry. As part of the terms of this agreement, Edyza has assigned the Company all of their global rights to two patent pending applications for sensor rods and moisture and salinity measurements, along with any additional patent rights that may arise as a result of this collaboration. In addition, Edyza issued the Company a Simple Agreement for Future Equity, to provide the Company with an ownership interest in Edyza in the principal amount of $400,000, to be issued when Edyza engages in a priced round of investment or liquidation occurs. As of June 30, 2018, the Company determined that no impairment is necessary given the recent valuations and no change in qualitative factors.

In February 2018, the Company entered into an agreement with Total Grow Controls to purchase 5% on a fully diluted basis of Total Growth Holdings for $125,000. This agreement provides the Company with the right to purchase an additional 5% on a fully diluted basis at the same valuation on or before August 31, 2018. As of June 30, 2018, the Company determined that no impairment is necessary given the recent valuations and no change in qualitative factors. As of June 30, 2018 the Company’s current ownership percentage of Total Grow Controls was 5%.

NOTE 7 –COST OF PATENTS

Costs of patents, which consist of legal costs paid to third parties to establish a patent, are capitalized until such time that the patents are approved and issued or rejected. If approved, capitalized costs are amortized using the straight-line method over the estimated lives of the patents, generally five years. There are no issued patents for the six months ended June 30, 2018 and December 31, 2017.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 30,	December 31,
	2018	2017
Accrued operating expenses	219,336	153,946
Accrued stock compensation expense	–	100,000
Accrued wages and related expenses	360,427	377,305
Accrued sales tax payable	597,288	624,864
	$1,177,051	$1,256,115

Accrued sales tax payable is comprised of prior period sales tax payable to various states for the years ended December 2015, 2016, and 2017. The Company has set up payment plans with the various taxing agencies to relieve the obligation. The payment plans require monthly payments in various amounts for a period of 12 months or less. Additionally, as of June 30, 2018, the Company has a $166,224 receivable from customers for sales tax obligations. The Company believes it is more likely than not that the majority of the balance can be relieved by the customers providing the Company with resellers permits. This will also reduce the amount of the liability the Company owes to the taxing agencies. Additionally, the company has increased its allowance for doubtful accounts for customers that do not pay their outstanding tax liability.

NOTE 9 – NOTES PAYABLE AND CURRENT PORTION OF NOTES PAYABLE

Unsecured notes payable balances totaled $476,606 and $488,000 at June 30, 2018 and December 31, 2017, respectively. In March 2018, the Company extended the loan with Michael S. Bank for 1 year As of December 31, 2017, the Company deemed the loan long term due to the lender agreeing to extend the loan and not call the loan before the new expiration of March 23, 2019. As of June 30, 2018, the loan was classified as short term. Interest expense incurred on the unsecured notes payable is $24,561 and $75,269 for the three months ended June 30, 2018 and 2017, respectively. Interest expense incurred on the unsecured notes payable is $43,274 and $162,421 for the six months ended June 30, 2018 and 2017, respectively.

The following is a summary of notes payable excluding related party notes payable:

	June 30,	December 31,
	2018	2017

Unsecured, interest-free, note payable with JW Properties, LLC. Principal is re-paid monthly with a maturity date of May 31, 2018.	$–	$8,000

Unsecured note payable with Chris Parkes. Interest payments due monthly at an annual rate of 20.4%. Note payable revised in May 2017 amending principal due and extending maturity date to December 31, 2018. On May 9, 2017, as part of the private placement offering of the Company's common stock, the individual has converted part of this note into 300,000 common shares of the Company at $1.00 per share.	80,000	80,000

Unsecured note payable with David Parkes. Interest payments due monthly at an annual rate of 18%. Note payable revised in May 2017 amending principal due and extending maturity date to December 31, 2018. On May 9, 2017, as part of the private offering of the Company's common stock, the individual has converted part of this note into 200,000 common shares of the Company at $1.00 per share.	100,000	100,000

Unsecured note payable with Michael S. Bank. Interest at 19.8% per year is paid twice per month. The note contains a demand re-payment provision that can be executed by individual at any time by providing a one-time notice. The Company may re-pay any part or the entire principal sum at any time with penalty and abatement of interest expense from date of early payment. The note includes six thousand warrants, each exercisable to purchase shares of the Company's common stock at a price of $1 per share. The loan matures on March 23, 2019.	296,606	300,000
Total	$476,606	$488,000
Less current maturities	(476,606)	(188,000)
Long Term	$–	$300,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases an office and warehouse in Lafayette, Colorado. The lease ends on August 31, 2020. Future minimum lease payments are $46,000 in 2018. The Company entered into a lease agreement with Bravo Lighting a related party, to sublease office space for 12 months commencing in September 2017. Minimum lease payments are $9,000 for the remainder of 2018. The Company leased two cars for the use of its employees in December 2017. The leases end December 2020. The future minimum payments for the car leases are $5,775 for the remainder of 2018. The following is a schedule showing future minimum lease payments:

Year ending	Total Minimum
December 31,	Lease Payments
2018	$60,775
2019	98,775
2020	67,775
2021	–
2022	–

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.

NOTE 11 – RISKS AND UNCERTAINTIES

Concentration Risk

During the three months ended June 30, 2018, one vendor composed 15% of total purchases and two unrelated vendors composed 11% each. During three months ended June 30, 2017, one vendor composed 44% of total purchases. During the six months ended June 30, 2018 one vendor composed 10% of total purchases. During the six months ended June 30, 2017, one vendor composed 37% of total purchases. See note 3 for discussion of related party transactions that represent the 2% of purchases from Bravo Lighting during the three months ending June 30, 2018 and 7% during the three months ending June 30, 2017. For the six months ending June 30, 2018 and 2017 the purchases from bravo represented 8% and 2% of total purchases, respectively.

The Company’s primary suppliers of automated fertigation controls represented 30% and 16% of total accounts payable outstanding as of June 30, 2018 and December 31, 2017, respectively. The Company’s primary suppliers of benching represented 2% and 0% of total accounts payable outstanding as of June 30, 2018 and December 31, 2017, respectively.

During the three months ended June 30, 2018 and 2017, one customer represented 27% and one customer 12% of total revenue respectively. During the six months ended June 30, 2018, one customer represented 17% of total revenue respectively. During the 6 months ended June 30, 2017, no customer represented more than 10% of total revenue.

NOTE 12 - STOCK COMPENSATION

In June 2017, the Company implemented a stock grant program to reward and attract employees with Common Stock. Stock grants are offered as part of the employment offer package or as a reward for performance.

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The amortized expense is reported on the income statement as stock compensation expense for employees’ stock grants. Stock compensation expense for the three months ended June 30, 2018 and 2017 was $114,105 and $8,690 respectively. Stock compensation expense for the six months ended June 30, 2018 and 2017 was $213,955 and $8,690 respectively based on the vesting schedule of the stock grants. As of June 30, 2018, 137,000 shares vested and were issued to employees. Stock granted to non-employees is presented on the income statement in the expense account that related to the service performed. No cash flow affects are anticipated for stock grants.

During the six months ended June 30, 2018, the Company reserved 446,500 shares of Common Stock to employees which will vest after a period of 1, 2 or 3 years of employment. The fair value of the stock is $446,500 based on the average share price of $1. The following schedule shows stock grant activity for the period ended June 30, 2018.

Total Grants awarded as of December 31, 2017	310,000
Grants awarded	446,500
Forfeiture/Cancelled	–
Grants vested	137,000
Total Grants awarded as of June 30, 2018	619,500

The following table summarizes stock grant vesting periods.

Year Ending
Amount of Shares	December 31,
295,167	2018
207,667	2019
116,666	2020
619,500

In January 2018, the Company implemented a stock options plan to reward and attract employees and compensate vendors for services. Stock options are offered as part of the employment offer package or as a reward for performance.  The stock option plan authorizes 3,000,000 shares of Common Stock. 100,000 options have been awarded under the Plan as of June 30, 2018 and no options were awarded as of December 31, 2017. The fair value of the options is $90,103 using the Black-Scholes option pricing based on the estimated market value of the underlying common stock at the valuation measurement date of $1.00, the remaining contractual term of the options of 10 years, risk-free interest rate of 2.75% and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when using option pricing models to estimate the options and the assumptions used in the Black Scholes option-pricing model are moderately judgmental. No options have vested as of June 30, 2018. The following schedule shows stock option activity for the period ended June 30, 2018.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2017	–	–	–
Issued	100,000
Exercised	–
Expired	–
Stock options outstanding at June 30, 2018	100,000	9.9	$1.00
Stock options exercisable at June 30, 2018	0

The following table summarizes stock option vesting periods.

Year Ending
Amount of Shares	December 31,
50,000	2018
25,000	2019
25,000	2020
100,000

NOTE 13 – SHAREHOLDER’S EQUITY AND MEMBER’S DEFICIT

The Company was formed by Bradley Nattrass and Octavio Gutierrez on March 20, 2014, as a Colorado limited liability company with equity contributions totaling $100 from each member. In August 2016, when still an LLC, the Company undertook a private offering of member interests wherein the Company received subscriptions of $575,107 in the form of 6,392 member interests to three (3) accredited investors (approximately $90 per member interest).

On December 31, 2016, the Company issued 8,008 membership units to key employees. On December 31, 2016 the Company issued 1,943 membership units to vendors for services provided. Total outstanding membership units at December 31, 2016 were 116,343.

In February 2017 under a 351 Exchange Agreement, the members converted an aggregate of 116,343 membership interests into 22,500,000 shares of Common Stock (193.3936722 to 1). The effective date for the exchange was February 23, 2017.

In March 2017, the Company’s authorized capital consisted of 100,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Preferred Stock, par value $0.10 per share.

In June 2017, the Company implemented a stock grant program to reward and attract employees with Common Stock. Stock grants are offered as part of the employment offer package or as a reward for performance.  During the six months ended June 30, 2018, the Company reserved 446,000 shares of Common Stock to employees which vests after one, two or three years of employment. Fair value of the stock is $109,000 based on the average share price of $1.  As of June 30, 2018 the Company granted a total of 756,500 shares of Common Stock to employees. As of June 30, 2018, 137,000 grants vested.

As of December 31, 2017 there were 25,046,000 shares of Common Stock issued and outstanding.

In March 2018, an executive left the Company and returned 375,000 Common Shares as part the separation agreement. The Company retired the shares and reduced its issued and outstanding stock by 375,000 shares.

In June 2018, 137,000 shares of Common Stock previously reserved for issuance to employees, vested and were issued.

As of June 30, 2018 there were no shares of Preferred Stock issued or outstanding and 24,808,000 shares of Common Stock issued and outstanding.

NOTE 14 - INCOME TAXES

The Tax Cuts and Jobs Acts (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%. ASC 740, “Income Taxes”, requires that effects of changes in tax rates to be recognized in the period enacted. Recognizing the late enactment of the Act and complexity of accurately accounting for its impact, the Securities and Exchange Commission in SAB 118 provides guidance that allows registrants to provide a reasonable estimate of the Act in their financial statements and adjust the reported impact in a measurement period not to exceed one year. The Company has not completed its accounting for the tax effects of the Act; however, a reasonable estimate was made to measure tax liabilities based on the rates at which they are expected to reverse in the future as a result of the reduction on the federal tax rate, and the Company has estimated no tax liability as of December 31, 2017 due to operating losses. The Company has adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax position that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. Management has filed an extension with the IRS and has not determined if it is more likely or not to recognize a loss carryforward. The Company had no tax positions relating to open income tax returns that were considered to be uncertain. The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company had no tax provisions as of June 30, 2018 and December 31, 2017. The Company had a net loss during the quarter ended June 30, 2018, resulting in no tax liability incurred in the current quarter.

NOTE 15 – WARRANTS

The Company issued one round of warrants related to a debt transaction that were issued on April 19, 2018. These were valued on this date per the signed agreements and issuance on April 19, 2018. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under ASC 480. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing based on the estimated market value of the underlying common stock at the valuation measurement date of $1.00, the remaining contractual term of the warrant of 5 years, risk-free interest rate of 2.75% and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants and the assumptions used in the Black Scholes option-pricing model are moderately judgmental.

The following table summarizes our share warrants as of June 30, 2018 and December 31, 2017:

	June 30,		December 31,
	2018		2017
	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	–	–	–	–
Warrants issued	6,000	$1.00	–	–
Warrants exercised	–	–	–	–
Warrants outstanding, end of period	6,000	$1.00	–	–
Warrants exercisable, end of period	6,000	$1.00	–	–

The weighted-average remaining contractual life for warrants outstanding and exercisable at June 30, 2018 is 4.8 years, and the aggregate intrinsic value of the warrants outstanding and exercisable at June 30, 2018 is $0.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 17, 2018, which is the date the financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

We were originally formed on March 20, 2014, as a Colorado limited liability company. In March 2017, we converted to a corporation and issued 193.3936722 shares of our Common Stock for every Member Interest issued and outstanding on the date of conversion.

We are an agricultural technology systems integrator that provides full design and expertise on climate and automated control of fertigation/irrigation systems, lighting systems, environmental, substrate and inventory monitoring, water treatment systems, integrated pest management solutions, and a complete line of cultivation equipment targeting growers of the world’s highest value crops including cannabis, tomatoes, strawberries, chilies and peppers, and leaf lettuce. While it is our intention to expand our operations to additional applications, to date, all of our revenues have been generated in the cannabis industry.

We engage directly in the business of manufacturing, distributing and selling lighting, pest management, fertigation, water and other products to the medical and recreational cannabis industry in states where operation of a cannabis production facility has been legalized. We have and will continue to work with grow operations and production facilities to pursue strategies to provide services, products, and other potential revenue-producing opportunities with respect to the cannabis industry in those states where the same is lawful. We engage directly with the ownership groups and growers at large indoor and outdoor greenhouse cultivation facilities and strategically work with them to provide value-added services and industry best products that assist them in lowering production costs and increasing crop yields. While earmarking the emerging cannabis market as our principal target market, we are also marketing to customers outside of the cannabis industry to diversify our operations.

Our executive office is located at 1751 Panorama Point, Unit G, Lafayette, CO 80026, and our phone number is (720) 390-3880. Our Company website is www.urban-gro.com, which contain a description of our Company and products, but such websites and the information contained on our websites are not part of this Prospectus.  In addition, we also maintain branded product websites of www.soleiltech.ag and www.opti-dura.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the six months ended June 30, 2018 and 2017

During the six month period ended June 30, 2018, we generated revenues of $9,343,664, compared to revenues of $4,795,114 during the similar period in 2017, an increase of $4,548,550. This increase arose primarily as a result of increased revenues attributable to sales of cultivation technology, which increased by $4,908,008. While this increase may be attributable to the general growth of the cannabis industry in North America which has provided us with additional sales opportunities, we also believe that this increase in revenue occurred primarily as a result of our increased emphasis on our cultivation technologies segment. This segment included $2,638,038 in revenues derived from cultivation equipment, compared to revenues of $693,534 in this segment during the six months ended June 30, 2017, which occurred as a result of our increased focus on the sale of cultivation equipment in 2018, as well as an increase of $2,238,807 in fertigation, which we attribute to increased marketing efforts and industry demand for large control systems. In addition, cultivation technology revenues increased in other segments, including integrated pest management, which increased by $197,930, which we believe was directly attributable to new employees hired to market this segment, inputs, which increased by $35,348, which we believe was due to increased sales of substrates due to more focus on consumables in the cannabis industry and other cultivation revenue, which increased by $491,420, which was primarily due to project management fees and forfeited deposits by clients who cancelled projects after the design work had commenced.

We also generated additional revenues in sales of our lighting systems, which decreased from the relevant period in 2017 by $381,221 as a result of a large decrease in P.L. light sales, which we have discontinued. However, revenues from the sale of our soleil grow light systems increased by $1,225,487.

As we have previously disclosed, in 2016 we began diversifying our business, moving from a lighting distribution company to emphasizing cultivation technologies. In 2015, we were considered a value added reseller of P.L. grow light systems, with 97% of our revenues generated from lighting related product sales. In order to grow our business we made a strategic decision to:

•      focus on building/positioning our brand as an ancillary national market leader delivering best in class value-added product solutions to Cannabis cultivators;

•      expand our sales reach to extend across the US; and

•      expand our product offering to include a full line of other cultivation equipment and products used by cannabis cultivators.

We now consider ourselves a one-stop, turnkey provider of agricultural technology systems.

Cost of goods sold increased to $6,473,345 during the six months ended June 30, 2018, compared to $3,637,794 during the similar period in 2017, an increase of $2,835,551. These increases are directly related to our increased revenues.

Operating expenses also increased during the six months ended June 30, 2018 compared to the same period in 2017 by $2,098,223, from $2,014,527 in the six months ended June 30, 2017, to $4,112,750 in the same period in 2018. Marketing expense increased by $249,770 due to increases in advertising expenses, business development and costs of attendance at trade shows. Office costs and personnel expense increased by $149,696 and $1,333,989, respectively, due to our expanding work force. Many of our new employees are members of management, which increased compensation expense. Professional fees also increased by $152,602, from $231,229 during the six months ended June 30, 2017, to $383,831 in 2018. Travel expense increased by $156,304 due to our expanding sales and marketing to additional jurisdictions. Stock compensation expense for the six months ended June 30, 2018 and 2017 was $213,955 and $8,690, respectively, based on the vesting schedule of the stock grants.  As of June 30, 2018, 137,000 shares vested and were issued to employees.

Through repayment of debt and conversion of previously existing debt to equity, interest expense in the six months ended June 30, 2018 was $43,274, compared to $162,421 incurred during the six months ended June 30, 2017.

As a result, we incurred a net loss of ($1,281,698) during the six months ended June 30, 2018 ($0.05 per share), compared to a net loss of ($1,019,088) during the six months ended June 30, 2017 ($0.04 per share).

Comparison of Results of Operations for the three months ended June 30, 2018 and 2017

During the three month period ended June 30, 2018, we generated revenues of $5,897,300, compared to revenues of $3,368,570 during the similar period in 2017, an increase of $2,528,730. This increase arose primarily as a result of increased revenues attributable to sales of cultivation technology, which increased by $3,038,335. While this increase may be attributable to the general growth of the cannabis industry in North America which has provided us with additional sales opportunities, we also believe that this increase in revenue occurred primarily as a result of our increased emphasis on our cultivation technologies segment. This segment included $1,837,971 in revenues derived from cultivation equipment, compared to revenues of $534,033 in this segment during the three months ended June 30, 2017, which occurred as a result of our increased focus on the sale of cultivation equipment in 2018, as well as an increase of $2,595,928 in fertigation, which we attribute to increased marketing efforts and industry demand for large control systems. In addition, cultivation technology revenues increased in other segments, including integrated pest management, which increased by $31,126, which we believe was directly attributable to new employees hired to market this segment and other cultivation revenue, which increased by $407,901, which was primarily due to project management fees and forfeited deposits by clients who cancelled projects after the design work had commenced.

We also generated additional revenues in sales of our lighting systems, which decreased from the relevant period in 2017 by $452,874 as a result of a large decrease in P.L. light sales, which we have discontinued. However, in this segment, revenues from the sale of our soleil grow light systems increased by $570,360. See the discussion included in the comparative section for the 6 months for an additional explanation as to why our revenues increased.

Cost of goods sold increased to $4,030,852 during the three months ended June 30, 2018, compares to $2,530,055 during the comparable period in 2017, an increase of $1,500,797. These increases are directly related to increased revenues.

Operating expenses also increased during the three months ended June 30, 2018 compared to the same period in 2017 by $1,129,695, from $1,211,161 in the three months ended June 30, 2017, to $2,340,856 in the same period in 2018. Marketing expense increased by $187,587 due to increases in advertising expenses, business development and costs of attendance at trade shows. Office costs and personnel expense increased by $26,196 and $684,853, respectively, due to our expanding work force. Many of our new employees are members of management, which increased the compensation expense. Professional fees also increased by $97,356 and travel expense increased by $187,751 due to our expanding sales and marketing to additional jurisdictions. Stock compensation expense for the three months ended June 30, 2018 and 2017 was $114,105 and $8,690 respectively. As of June 30, 2018, 137,000 shares vested and were issued to employees.

Through repayment of debt, as well as conversion of previously existing debt to equity, interest expense in the three months ended June 30, 2018 was $24,561, compared to $75,269 incurred during the three months ended June 30, 2017

As a result, we incurred a net loss of ($499,049) during the three months ended June 30, 2018 ($0.02 per share), compared to a net loss of ($447,375) during the three months ended June 30, 2017 ($0.02 per share).

Liquidity and Capital Resources

As of June 30, 2018, we had cash or cash equivalents of $1,023,284.

Net cash used in operating activities was $(408,344) during the six month period ended June 30, 2018, compared to $266,036 for the six month period ended June 30, 2017. We anticipate that overhead costs and other expenses will increase in the future as we continue to expand our operations.

Cash flows used in investing activities were $297,163 for the six month period ended June 30, 2018 compared to $30,670 during the same six months period in 2017. Cash flows provided by financing activities were $72,000 in the six month period ended June 30, 2018, compared to $304,754 provided by financing activities during the six months ended June 30, 2017.

During the three month period ended June 30, 2018, 137,000 shares of Common Stock previously reserved for issuance to employees, vested and were issued.

The significant increase in customer deposits was due to an increase in customer orders. Customer orders require prepayments before the design work is commenced and before any material is ordered from the vendor. Prepayments are booked the customer deposits liability account when received. When the product ships to the customer, the customer is invoiced and an accounts receivable balance is created for the customer. The deposit is then moved from the customer deposit account to the customer accounts receivable account to clear the receivable. Our standard policy is to collect the following before action is taken: a 10% design deposit, 40% order deposit, and a 50% shipping deposit. We expect customer deposits to be relieved from the deposits account no longer than 12 months for each project. The net cash used in operations for prepayments and advances are for payments made to vendors for prepayments on orders. Due to the increase in projects, we increased our prepayments to order materials from our vendors.

In August 2016, when still an LLC, we undertook a private offering of member interests wherein we received subscriptions of $575,107 in the form of 6,392 member interests to three (3) accredited investors (approximately $90 per member interest) or approximately $0.46 per share based upon the conversion rate of 193.3636722 shares per member interest issued when we converted into a corporation in 2017). These funds were used to (i) add two systems designers to expand our Cultivation Technologies team to support market demand; (ii) expand our operations into the expanding fertigation marketplace as States approving legalized cannabis increased, (iii) hire a mechanical engineer to begin vetting opportunities to add IP and technology to our future business offering, (iv) hired a strategic financial consultant to aid in compiling a business forecast model; and (v) fund working capital to support brand building marketing initiatives focused on trade show participation and an Increased on-hand inventory position.

In May 2017, we commenced a private offering of our Common Stock wherein we received aggregate subscriptions of $2,546,000 from the sale of 2,546,000 shares, at $1 per share, to 76 investors, including 58 “accredited” investors, as that term is defined under the Securities Act of 1933, as amended. These funds were used to repay debt, expansion of our existing business operations, new investment opportunities and working capital.

We currently have three other notes outstanding, all of which are unsecured. Two of the note holders agreed to convert $300,000 and $200,000 of their respective notes into shares of our Common Stock as part of our private placement of common stock in 2017, leaving a balance of $80,000 and $100,000, respectively. Interest accrues at 1.7% and 1.5% per month on these notes. Both are unsecured and due December 31, 2018. The third note has a principal balance of $300,000, accrues interest at the rate of 1.65% per month and was due to mature March 23, 2018. In March 2018 this note was extended for one year. In consideration for the lender’s agreement to extend this note we issued 6,000 warrants, each exercisable to purchase one shares of our Common Stock at a price of $1 per share for a term of five years. Interest is paid twice monthly.

While no assurances can be provided we anticipate that we will generate sufficient revenues during the remainder of 2018 and into 2019 to satisfy our needs. However, if we do not generate profits, or if such profits are insufficient, or if additional acquisitions are identified and we cannot use our securities as compensation, we will need additional capital to continue to implement our business plan. If such capital is required, we estimate that we will need approximately $500,000. While we believe we will be able to raise these funds in either debt or equity, we have no agreement with any third party to provide us the same and there can be no assurances that we will be able to raise any capital on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Off Balance Sheet Arrangements

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best of our management’s knowledge and belief, there are no material claims that have been brought against us nor have there been any claims threatened.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2018, 137,000 shares of Common Stock previously reserved for issuance to employees, vested and were issued. We did not issue any other shares of our Common Stock in the six month period ended June 30, 2018. We did not receive any proceeds from the issuance of these shares. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act to issue these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

______________________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2018.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer

By:	/s/ George R. Pullar
George R. Pullar, Principal Financial Officer and
Principal Accounting Officer

