Form 10-Q
period 2018-09-30
urban-gro, Inc.
filed 2018-11-19
CIK 1706524

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2018

Commission File Number: 000-52898

urban-gro, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	46-5158469
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

1751 Panorama Point

Unit G

Lafayette, CO 80026

(Address of principal executive offices)

(720) 390-3880

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 19, 2018, was 24,848,000 shares.

PART I.

ITEM 1. FINANCIAL STATEMENTS

urban-gro Inc.

BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$851,172	$1,656,791
Accounts receivable, net	922,271	642,553
Inventory	952,027	1,124,714
Related party receivable	39,018	13,540
Prepayments and advances	1,060,129	859,277
Total current assets	3,824,617	4,296,875

Non-current assets
Property, plant, and equipment, net	$445,782	$224,824
Investments	1,103,649	400,000
Other assets	91,705	44,693
Total non-current assets	1,641,136	669,517

Total assets	$5,465,753	$4,966,392

Liabilities
Current liabilities
Accounts payable	$1,276,682	$1,338,661
Accrued expenses	1,362,673	1,256,115
Related party payable	70,839	93,394
Customer deposits	4,936,529	3,151,250
Short term notes payable	477,737	188,000
Total current liabilities	8,124,460	6,027,420

Non-current liabilities
Long term notes payable	$–	$300,000
Total long-term liabilities	–	300,000

Total liabilities	8,124,460	6,327,420

Commitments and contingencies, note 10

Equity
Preferred stock, $0.1 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,848,000 and 25,046,000 shares issued and outstanding as of September 30, 2018, and December 31, 2017 respectively	24,848	25,036
Additional Paid in Capital	4,089,130	3,258,116
Retained earnings / (deficit)	(6,772,685)	(4,644,180)

Total equity (deficit)	(2,658,707)	(1,361,028)
Total liabilities and equity	$5,465,753	$4,966,392

See accompanying notes to financial statements

urban-gro Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For The Three Months Ended		For The Nine Months Ended
	(unaudited)		(unaudited)
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenue	$5,336,631	$2,926,693	$14,680,295	$7,721,807

Cost of sales	3,560,474	2,396,013	10,034,244	6,033,808
Gross profit	1,776,157	530,680	4,646,051	1,687,999

Operating expenses
Marketing	$231,046	$61,338	$679,898	$244,761
General and administrative	1,952,762	1,364,219	5,403,411	3,186,631
Stock Compensation	432,347	32,441	646,302	41,132
Total operating expenses	2,616,155	1,457,998	6,729,611	3,472,524

Loss from operations	(839,998)	(927,318)	(2,083,560)	(1,784,525)

Other Income (Expenses)
Other income	16,620	1,725	20,627	2,265
Interest expense	(23,430)	(31,962)	(65,573)	(194,383)
Total other expenses, net	(6,810)	(30,237)	(44,946)	(192,118)

Income tax expense (benefits)	–	–	–	–

Net income (loss)	$(846,808)	$(957,555)	$(2,128,506)	$(1,976,643)

Comprehensive income (loss)	$(846,808)	$(957,555)	$(2,128,506)	$(1,976,643)

Earnings per share
Net loss per share - basic and diluted	$(0.03)	$(0.04)	$(0.09)	$(0.09)

Weighted average outstanding shares for the periods ended September 30, 2018 and September 30, 2017*	24,828,652	23,600,652	24,846,883	22,979,634

*Weighted shares outstanding for the period ended September 30, 2017 were recalculated from partnership units to common stock shares with a conversion rate of 193.3936722 shares for each LLC unit.

See accompanying notes to financial statements

urban-gro Inc.

STATEMENTS OF CASH FLOWS

	For the nine months ended (unaudited)
	September 30,	September 30,
	2018	2017
Cash Flows from Operating Activities
Net Loss	$(2,128,505)	$(1,976,643)
Adjustment to reconcile net loss from operations:
Depreciation and amortization	117,116	53,175
Warrant expense	2,262	–
Inventory write-offs	58,310	33,393
Bad debt expense	73,138	137,732
Stock compensation expense	646,301	41,132
Changes in Operating Assets and Liabilities
Accounts receivable	(378,335)	(95,318)
Inventory	114,377	(326,618)
Prepayments and advances	(200,854)	(747,181)
Other assets	(15,435)	(3,645)
Accounts payable	(84,535)	161,888
Accrued expenses	206,559	274,051
Customer deposits	1,785,281	2,751,876
Net Cash Provided by (Used in) Operating Activities	195,681	303,842

Cash Flows from Investing Activities
Purchase of investment	(703,649)	(400,000)
Purchases of property and equipment	(337,425)	(64,354)
Purchases of intangible assets	(32,226)	(29,423)
Net Cash Used Provided By (Used In) Investing Activities	(1,073,300)	(493,777)

Cash Flows from Financing Activities
Issuance of capital stock	80,000	917,500
Proceeds from related party loan	–	275,000
Repayment of related party loan	–	(162,792)
Repayment of notes payable	(8,000)	(80,000)
Net Cash Provided by (Used In) Financing Activities	72,000	949,708

Net Increase (Decrease) in Cash	(805,619)	759,772
Cash at Beginning of Period	1,656,791	17,463
Cash at End of Period	$851,172	$777,235

Supplemental Cash Flow Information:
Interest Paid	$–	$–
Income Tax Paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to convert membership units	$–	$742,313
Common stock issued to reduce convertible and promissory notes payable	$–	$500,000
Common stock retired	$375	$–

See accompanying notes to financial statements

urban-gro, Inc.

Notes to Financial Statements

For the nine months ended September 30, 2018

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

Liquidity

Since inception, the Company has incurred operating losses and has funded its operations primarily through issuance of equity securities, unsecured debt, and operating revenue. As of September 30, 2018, the Company had an accumulated deficit of $6,772,685, working capital deficit of $4,299,843, and stockholders’ equity of negative $2,658,707. The Company has evaluated its projected cash flows and believes that its cash and cash equivalents of $851,172 as of September 30, 2018, will be sufficient to fund the Company’s operations through at least twelve months from the issuance date of these financial statements, or at least through November 19, 2019. Future financings, if necessary, may not be available to the Company at acceptable terms, or at all. Sales of additional equity securities would result in the dilution of interests of current shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Period Presentation

The consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at September 30, 2018 and December 31, 2017 approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the period ended September 30, 2018 and year ended December 31, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid short term cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2018 and December 31, 2017, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits. The Company has not experienced any losses related to these balances and believes the risk to be minimal.

Accounts Receivable, Net

Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. As of September 30, 2018 and December 31, 2017, the balance of allowance for doubtful accounts was $44,867 and $63,455, respectively. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Bad debt expense for the three months ended September 30, 2018 and 2017 was $33,175 and $24,949 respectively. Bad debt expense for the nine months ended September 30, 2018 and 2017 was $73,138 and $137,732 respectively.

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

Property, Plant and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and impairment.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. No impairment charges were recorded for period ended September 30, 2018 and 2017.

The estimated useful lives for significant property and equipment categories are as follows:

Computer and technology equipment	3 years
Furniture and Equipment	5 years
Leasehold Improvements	Lease term
Molds and Tooling	3 years
Vehicles	3 years
Warehouse Equipment	3 years
Software	3 years

Intangible Assets

The Company’s intangible assets, consisting of legal fees for application of patents and trademarks are recorded at cost, and once approved will be amortized using the straight-line method over an estimated life, generally 5 years for patents and 10 to 20 years for trademarks. Intangible assets are included in “other assets” on the balance sheet. The net balance of intangible assets for September 30, 2018 and December 31, 2017 was $62,631 and $31,054 respectively. Amortization expense totaled $312 and $0 for the three months ended September 30, 2018 and 2017, respectively and $648 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given to whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. There was no material impact to our revenue recognition process because of the implementation of FASB ASC 606 as of September 30, 2018.

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

Cost of Goods Sold

The Company’s policy is to recognize cost of goods sold the same manner as, and in conjunction with, revenue recognition. The Company’s cost of revenues includes the costs directly attributable to revenue recognized and includes expenses related to the purchasing of our products, fees for third-party commissions and shipping costs. Total shipping costs included in the cost of goods sold was $86,986 for the three months ended September 30, 2018 and $89,861 for the three months ended September 30, 2017 and $244,754 for the nine months ended September 30, 2018 and $191,587 for the nine months ended September 30, 2017.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no such interest or penalty for the periods ended September 30, 2018 and 2017.

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

Deferred tax is provided in full on timing differences that exist at the balance sheet date and that result in an obligation to pay more tax, or a right to pay less tax in the future. The deferred tax is measured at the rate expected to apply in the periods in which the timing differences are expected to reverse, based on the tax rates and laws that are enacted or substantively enacted at the balance sheet date. Timing differences arise from the inclusion of items of income and expenditure in taxation computations in periods different from those in which they are included in the Company’s financial statements. Deferred tax assets are recognized to the extent that it is regarded as more likely than not that they will be recovered. Deferred tax assets and liabilities are not discounted. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. There was no deferred tax asset as of September 30, 2018 and December 31, 2017.

Advertising Costs

The Company expenses advertisings costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expense incurred was $31,960 for the three months ended September 30, 2018 and $15,622 for the three months ended September 30, 2017 and $127,316 for the nine months ended September 30, 2018 and $30,896 for the nine months ended September 30, 2017.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company purchases some cultivation products from Bravo Lighting d/b/a Bravo Enterprises (“Bravo”), Bravo Aviation, and Enviro-Glo, distributors of commercial building lighting and other product solutions with common control by the Company’s CEO, Bradley Nattrass and CDO Octavio Gutierrez. Purchases from Bravo, Bravo Aviation and Enviro-Glo were $85,962 and $153,940 for the three months ended September 30, 2018 and 2017, respectively and $246,372 and $486,456 for the nine months ended September 30, 2018 and 2017 respectively. Outstanding receivables from Bravo and Enviro-Glo totaled $39,018 on September 30, 2018 and $13,540 on December 31, 2017. Net outstanding payables incurred for purchases of inventory and other services to Bravo and Enviro-Glo totaled $70,839 at September 30, 2018 and $93,394 at December 31, 2017.

The Company also entered into a lease agreement with Bravo Lighting a related party, to sublease office space for 12 months commencing in September 2018. Minimum lease payments are $9,000 for the remainder of 2018.

NOTE 4 – PREPAYMENTS & ADVANCES

Prepayments and Advances is comprised of advances paid to employees, prepaid services and fees and prepayments paid to vendors to initiate orders. The prepaid balances are summarized as follows:

	September 30,	December 31,
	2018	2017
Advances to Employees	$–	$4,960
Prepaid Services and Fees	237,408	8,875
Vendor Prepayments	822,721	845,442
	$1,060,129	$859,277

NOTE 5 - PROPERTY PLANT & EQUIPMENT, NET

Property Plant and Equipment balances are summarized as follows:

	September 30,	December 31,
	2018	2017
Computers & Technology Equip	$57,454	$37,366
Furniture and Fixtures	28,690	24,825
Leasehold Improvements	143,215	143,215
Molds & Tooling	14,144	11,421
Marketing	15,386	–
Vehicles	145,028	149,028
Warehouse Equipment	7,733	9,232
Software	189,800	6,550
Edyza Controls	33,582	–
R&D Assets	84,031	–
Accumulated depreciation	(273,281)	(156,813)
Property plant and equipment, net	$445,782	$224,824

Depreciation expense totaled $39,692 and $18,792 for the three months ending September 30, 2018 and 2017, respectively and $116,468 and $53,175 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 6 – INVESTMENT

In November 2017, the Company entered into an agreement with Edyza Sensors, Inc., (”Edyza”), wherein the Company became Edyza’s exclusive agricultural partner in the attempt to provide wireless sensors to the cultivation solutions offered by the Company to the cannabis industry. As part of the terms of this agreement, Edyza has assigned the Company all of their global rights to two patent pending applications for sensor rods and moisture and salinity measurements, along with any additional patent rights that may arise as a result of this collaboration. In addition, Edyza issued the Company a Simple Agreement for Future Equity, to provide the Company with an ownership interest in Edyza in the principal amount of $400,000, to be issued when Edyza engaged in a priced round of investment or liquidation occurs. In August 2018, the Company terminated the Simple Agreement for Future Equity in exchange for 442,685 shares of Common Stock issued at a conversion price per share of $0.0903577. The Company also purchased an additional 442,685 shares for $400,000. As of September 30, 2018, $50,000 has been paid to Edyza. Future payments are due at the end of the month from October 2018 through January 2019 in the amount of $75,000 per period. As of September 30, 2018, the Company owned 885,370 shares of Edyza Common Stock, equal to a current ownership percentage of 10% on a fully diluted basis of Edyza’s issued and outstanding securities. The Company has an option to buy another 983,745 shares of Common Stock (10%) on or before March 31, 2019 at a price of $1.219828 per share. The Company measures these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2018, the Company determined that no impairment is necessary given the recent valuations and no change in qualitative factors.

In February 2018, the Company entered into an agreement with Total Grow Holdings, LLC (d/b/a Total Grow Control, LLC) to purchase 5% of Membership Interests on a fully diluted basis of Total Growth Holdings for $125,000. Total Grow Holdings has partnered with the Company to develop and launch a line of fertigation and control products in the form of a Batch Fertigation System and an Inline Fertigation System. In July, 2018, the Company elected to purchase an additional 5% of Membership Interests for $150,000. The Company measures these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2018, the Company determined that no impairment is necessary given the recent valuations and no change in qualitative factors. As of September 30, 2018, the Company’s current ownership percentage of Total Grow Controls was 10%.

NOTE 7 – COST OF PATENTS

Costs of patents, which consist of legal costs paid to third parties to establish a patent, are capitalized until such time that the patents are approved and issued or rejected. If approved, capitalized costs are amortized using the straight-line method over the estimated lives of the patents, generally five years. There are no issued patents for the nine months ended September 30, 2018 and the year ended December 31, 2017.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 30,	December 31,
	2018	2017
Accrued operating expenses	506,392	153,946
Accrued stock compensation expense	–	100,000
Accrued wages and related expenses	336,270	377,305
Accrued sales tax payable	520,011	624,864
	$1,362,673	$1,256,115

Accrued sales tax payable is comprised of prior period sales tax payable to various states for the years ended December 2015, 2016, and 2017. The Company has set up payment plans with the various taxing agencies to relieve the obligation. The payment plans require monthly payments in various amounts for a period of 12 months or less ending August, 2019. Additionally, as of September 30, 2018, the Company has an $83,465 receivable from customers for sales tax obligations. As of September 30, 2018, the Company has collected $37,717 from customers for sales tax obligations. The Company believes it is more likely than not that the majority of the balance can be relieved by the customers providing the Company with resellers permits. This will also reduce the amount of the liability the Company owes to the taxing agencies. Additionally, the Company has increased its allowance for doubtful accounts for customers that do not pay their outstanding tax liability.

NOTE 9 – NOTES PAYABLE AND CURRENT PORTION OF NOTES PAYABLE

Unsecured note payable balances totaled $477,737 and $488,000 at September 30, 2018 and December 31, 2017, respectively. In March 2018, the Company extended the loan with Michael S. Bank for 1 year. As of December 31, 2017, the Company deemed the loan long term due to the lender agreeing to extend the loan and not call the loan before the new expiration of March 23, 2019. As of September 30, 2018, the loan was classified as short term. Interest expense incurred on the unsecured notes payable is $23,430 and $31,962 for the three months ended September 30, 2018 and 2017, respectively. Interest expense incurred on the unsecured notes payable is $65,573 and $194,383 for the nine months ended September 30, 2018 and 2017, respectively.

The following is a summary of notes payable excluding related party notes payable:

	September 30,	December 31,
	2018	2017

Unsecured, interest-free, note payable with JW Properties, LLC. Principal is re-paid monthly with a maturity date of May 31, 2018.	$–	$8,000

Unsecured note payable with Chris Parkes. Interest payments due monthly at an annual rate of 20.4%. Note payable revised in May 2017 amending principal due and extending maturity date to December 31, 2018. On May 9, 2017, as part of the private placement offering of the Company's common stock, the individual converted part of this note into 300,000 common shares of the Company at $1.00 per share.	80,000	80,000

Unsecured note payable with David Parkes. Interest payments due monthly at an annual rate of 18%. Note payable revised in May 2017 amending principal due and extending maturity date to December 31, 2018. On May 9, 2017, as part of the private offering of the Company's common stock, the individual converted part of this note into 200,000 common shares of the Company at $1.00 per share.	100,000	100,000

Unsecured note payable with Michael S. Bank. Interest at 19.8% per year is paid twice per month. The note contains a demand re-payment provision that can be executed by Mr. Bank at any time by providing a one-time notice. The Company may re-pay any part or the entire principal sum at any time with penalty and abatement of interest expense from date of early payment. The note includes six thousand warrants, each exercisable to purchase one share of the Company's common stock at a price of $1 per share. The loan matures on March 23, 2019.	297,737	300,000
Total	$477,737	$488,000
Less current maturities	(477,737)	(188,000)
Long Term	$–	$300,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases an office and warehouse in Lafayette, Colorado. The lease ends on November 30, 2020. Future minimum lease payments are $23,250 in 2018.

The Company entered into a lease agreement with Bravo Lighting a related party, to sublease office space for 12 months commencing in September 2018. Future minimum lease payments are $9,000 for the remainder of 2018.

The Company entered a lease agreement to rent additional office space. The lease begins in November, 2018 and terminates in April, 2019. Future minimum lease payments for 2018 are $19,511.

The Company leased two cars for the use of its employees in December 2017, which ends in November, 2020. The Company leased an additional car in August, 2018. The lease ends in July 2021. The future minimum payments for the car leases are $4,388 for the remainder of 2018.

The Company entered a lease for a townhouse for employee housing in September 2018. The lease ends in May, 2019. Future minimum lease payments for the townhouse is $7,200 for the remainder of 2018.

The following is a schedule showing future minimum lease payments:

Year ending	Total Minimum
December 31,	Lease Payments
2018	$63,482
2019	186,106
2020	79,117
2021	3,240
2022	–

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.

NOTE 11 – RISKS AND UNCERTAINTIES

Concentration Risk

During the three months ended September 30, 2018 one vendor composed 10% and during the three months ended September 30, 2017, no vendors composed 10% of total purchases. During the nine months ended September 30, 2018, no vendor composed 10% of total purchases. During the nine months ended September 30, 2017, one vendor composed 17% of total purchases. See Note 3 for discussion of related party transactions. Bravo lighting represents 1% of purchases during the three months ended September 30, 2018 and 4% during the three months ended September 30, 2017. Total Grow Controls had less than 1% of purchases for the three months ending September 30, 2018 and no purchases for the three months ended September 30, 2017. The Company did not purchase from Edyza Sensors Inc. for the three months ended September 30, 2018 and 2017. For the nine months ending September 30, 2018 and 2017, the purchases from Bravo represented 1% and 5% of total purchases, respectively. For the nine months ending September 30, 2018 and 2017, the purchases from Total Grow Controls represented 2% and 0% of total purchases, respectively. For the nine months ending September 30, 2018 and 2017, the purchases from Edyza Sensors Inc. represented 1% and 0% of total purchases, respectively.

The Company’s primary suppliers of automated fertigation controls represented 18% and 16% of total accounts payable outstanding as of September 30, 2018 and December 31, 2017, respectively. The Company’s primary suppliers of benching represented 3% and 0% of total accounts payable outstanding as of September 30, 2018 and December 31, 2017, respectively.

During the three months ended September 30, 2018, two customers represented 12% and 11% of total revenue. During the three months ended September 30, 2017, one customer represented 12% of total revenue. During the nine months ended September 30, 2018, one customer represented 17% of total revenue. During the nine months ended September 30, 2017, no customer represented more than 10% of total revenue.

NOTE 12 – STOCK COMPENSATION

In January 2017, the Company implemented a stock grant program to reward and attract employees with Common Stock. Stock grants are offered as part of the employment offer package or as a reward for performance.

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The amortized expense is reported on the income statement as stock compensation expense for employees’ stock grants. Stock compensation expense for the three months ended September 30, 2018 and 2017 was $432,347 and $32,441 respectively. Stock compensation expense for the nine months ended September 30, 2018 and 2017 was $646,302 and $41,132 respectively based on the vesting schedule of the stock grants and options. As of September 30, 2018, 177,000 shares vested and were issued to employees. Stock granted to non-employees is presented on the income statement in the expense account that related to the service performed. No cash flow affects are anticipated for stock grants.

During the nine months ended September 30, 2018, the Company reserved 2,116,500 shares of Common Stock for issuance to employees which will be granted and vested after a period of 1, 2 or 3 years of employment. The fair value of the stock is $2,116,500 based on the average share price of $1. The following schedule shows stock grant activity for the period ended September 30, 2018.

Total Grants awarded as of December 31, 2017	310,000
Grants awarded	2,116,500
Forfeiture/Cancelled	50,000
Grants vested	177,000
Total Grants awarded as of September 30, 2018	2,199,500

The following table summarizes stock grant vesting periods.

Year Ending
Amount of Shares	December 31,
326,833	2018
733,499	2019
657,500	2020
481,668	2021
2,199,500

In January 2018, the Company implemented a stock options plan to reward and attract employees and compensate vendors for services. Stock options are offered as part of the employment offer package or as a reward for performance. The stock option plan authorizes 3,000,000 shares of Common Stock. 1,105,000 options have been awarded under the Plan as of September 30, 2018 and no options were awarded as of December 31, 2017. The fair value of the options is $988,739 using the Black-Scholes option pricing based on the estimated market value of the underlying common stock at the valuation measurement date of $1.00, the remaining contractual term of the options of 10 years, risk-free interest rate of 2.75% and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when using option pricing models to estimate the options and the assumptions used in the Black Scholes option-pricing model are moderately judgmental. No options have vested as of September 30, 2018. The following schedule shows stock option activity for the period ended September 30, 2018.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2017	–	–	–
Issued	1,105,000
Exercised	–
Expired	–
Stock options outstanding at September 30, 2018	1,105,000	9.84	$1.13
Stock options exercisable at September 30, 2018	–

The following table summarizes stock option vesting periods.

Amount of Shares	Year Ending December 31,
125,000	2018
365,331	2019
365,332	2020
249,337	2021
1,105,000

NOTE 13 – SHAREHOLDER’S EQUITY AND MEMBER’S DEFICIT

The Company was formed by Bradley Nattrass and Octavio Gutierrez on March 20, 2014, as a Colorado limited liability company with equity contributions totaling $100 from each member. In November 2016 when still an LLC, the Company undertook a private offering of member interests wherein the Company received subscriptions of $575,107 in the form of 6,392 member interests to three (3) accredited investors (approximately $90 per member interest).

On December 31, 2016, the Company issued 8,008 membership units to key employees. On December 31, 2016 the Company issued 1,943 membership units to vendors for services provided. Total outstanding membership units at December 31, 2016, were 116,343.

In February 2017, under a 351 Exchange Agreement, the members converted an aggregate of 116,343 membership interests into 22,500,000 shares of Common Stock (193.3936722 to 1). The effective date for the exchange was February 23, 2017.

In March 2017, the Company’s authorized capital consisted of 100,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Preferred Stock, par value $0.10 per share.

In June 2017, the Company implemented a stock grant program to reward and attract employees with Common Stock. Stock grants are offered as part of the employment offer package or as a reward for performance. During the nine months ended September 30, 2018, the Company reserved 446,000 shares of Common Stock to employees which vests after one, two and three years of employment. Fair value of the stock is $109,000 based on the average share price of $1. As of September 30, 2018, the Company had granted a total of 756,500 shares of Common Stock to employees. As of September 30, 2018, 177,000 grants vested.

As of December 31, 2017, there were 25,046,000 shares of Common Stock issued and outstanding.

In March 2018, an executive left the Company and returned 375,000 Common Shares as part the separation agreement. The Company retired the shares and reduced its issued and outstanding stock by 375,000 shares.

As of September 30, 2018 there were no shares of Preferred Stock issued or outstanding and 24,848,000 shares of Common Stock issued and outstanding.

NOTE 14 - INCOME TAXES

The Tax Cuts and Jobs Acts (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%. ASC 740, “Income Taxes”, requires that effects of changes in tax rates to be recognized in the period enacted. Recognizing the late enactment of the Act and complexity of accurately accounting for its impact, the Securities and Exchange Commission in SAB 118 provides guidance that allows registrants to provide a reasonable estimate of the Act in their financial statements and adjust the reported impact in a measurement period not to exceed one year. The Company has not completed its accounting for the tax effects of the Act; however, a reasonable estimate was made to measure tax liabilities based on the rates at which they are expected to reverse in the future as a result of the reduction on the federal tax rate, and the Company has estimated no tax liability as of December 31, 2017 due to operating losses. The Company has adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax position that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain The Company determined the valuation allowances are established when management determines is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company had no tax provisions as of September 30, 2018 and December 31, 2017. The Company had a net loss during the quarter ended September 30, 2018, resulting in no tax liability incurred in the current quarter.  All tax assets are fully reserved based on management’s estimates.

NOTE 15 – WARRANTS

The Company issued one round of warrants related to a debt transaction that were issued on April 19, 2018. These were valued on this date per the signed agreements and issuance on April 19, 2018. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under ASC 480. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing based on the estimated market value of the underlying common stock at the valuation measurement date of $1.00, the remaining contractual term of the warrant of 5 years, risk-free interest rate of 2.75% and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants and the assumptions used in the Black-Scholes option-pricing model are moderately judgmental.

The following table summarizes the Company’s outstanding warrants as of September 30, 2018 and December 31, 2017:

	September 30,		December 31,
	2018		2017
	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	–	–	–	–
Warrants issued	6,000	$1.00	–	–
Warrants exercised	–	–	–	–
Warrants outstanding, end of period	6,000	$1.00	–	–
Warrants exercisable, end of period	6,000	$1.00	–	–

The weighted-average remaining contractual life for warrants outstanding and exercisable at September 30, 2018 is 4.5 years, and the aggregate intrinsic value of the warrants outstanding and exercisable at September 30, 2018 is $0.

NOTE 16 – SUBSEQUENT EVENTS

In October 2018, the Company received a $1 million unsecured loan from James Lowe, a director of the Company, which is due on or before April 30, 2019. The loan has a one-time origination fee of $12,500. Interest accrues at the rate of 12% per annum and is paid monthly. As additional consideration for the loan the Company granted Mr. Lowe an option to purchase 30,000 shares of its common stock at an exercise price of $1.20 per share, which option is exercisable for a period of five (5) years. The loan is guaranteed by Messrs. Nattrass and Gutierrez, two of the Company’s officers, directors and the Company’s principal shareholders.

In November the Company leased temporary additional office space. Monthly lease payments are $10,570. The lease expires April 30, 2019.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

We engage directly in the business of manufacturing, distributing and selling lighting, pest management, fertigation, water and other products to the medical and recreational cannabis industry in states and countries where operation of a cannabis production facility has been legalized. We have and will continue to work with grow operations and production facilities to pursue strategies to provide services, products, and other potential revenue-producing opportunities with respect to the cannabis industry in those states where the same is lawful. We engage directly with the ownership groups and growers at large indoor and outdoor greenhouse cultivation facilities and strategically work with them to provide value-added services and industry best products that assist them in lowering production costs and increasing crop yields. While earmarking the emerging cannabis market as our principal target market, we are also marketing to customers outside of the cannabis industry to diversify our operations.

Our executive office is located at 1751 Panorama Point, Unit G, Lafayette, CO 80026, and our phone number is (720) 390-3880. Our Company website is www.urban-gro.com, which contain a description of our Company and products, but such websites and the information contained on our websites are not part of this report.  In addition, we also maintain branded product websites of www.soleiltech.ag and www.opti-dura.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the nine months ended September 30, 2018 and 2017

During the nine month period ended September 30, 2018, we generated revenues of $14,680,295, compared to revenues of $7,721,807 during the similar period in 2017, an increase of $6,958,488 (90%). This increase in revenues is attributable to sales of cultivation technology systems, which increased by $4,908,008. While this increase may be attributable to the general growth of the cannabis industry in North America which has provided us with additional sales opportunities, we also believe that this increase in revenue occurred primarily as a result of our increased emphasis on our cultivation technologies segment. Revenue in this segment increased by $3,379,676 (320%) compared to the nine months ended September 30, 2017, as a result of increased sales in water treatment systems, fans and benches. During the nine months ended September 30, 2018, our fertigation revenue also increased by $2,428,635 (126%), from the comparable period in 2017, which we attribute to the continued expansion of the cannabis industry in both the US and Canada. As cannabis cultivation projects increase in size there is a larger demand for fertigation controls, which we meet through the sale of our Argus line of products. Our sales of consumables and lighting systems also increased by $277,029 (21%) and 99,691 (3%), respectively during the nine-month period ended September 30, 2018 compared to the similar period in 2017.

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

Today, we believe we are a leading systems integrator that provides commercial cannabis cultivators with a one-stop, complete “turnkey” solution covering (i) engineering / MEP & System design, (ii) project management, (iii) systems sales, (iv) project commissioning, and (v) re-occurring consumable product sales.

Cost of sales increased to $10,034,244 during the nine months ended September 30, 2018, compared to $6,033,808 during the similar period in 2017, an increase of $4,000,436. These increases are directly related to our increased revenues.

Operating expenses also increased during the nine months ended September 30, 2018 compared to the same period in 2017 by $3,257,087, from $3,472,524 in the nine months ended September 30, 2017, to $6,729,611 in the same period in 2018. Marketing expense increased by $435,137 due to increases in advertising expenses, business development and costs of attendance at trade shows. General and administrative expense increased by $2,216,780 due to our expanding work force. Many of our new employees are members of management, which increased compensation expense. Additional expenses were incurred arising out of increased technology professional staffing in anticipation of launching our Soleil® sensor platform. Professional fees also increased by $161,008, from $380,216 during the nine months ended September 30, 2017, to $541,224 in 2018 due to increased legal fees and general business consultants. Travel expense increased by $216,817 due to our expanding sales and marketing to additional jurisdictions. Stock compensation expense for the nine months ended September 30, 2018 and 2017 was $646,302 and $41,132, respectively, based on the vesting schedule of the stock grants.

Through repayment of debt and conversion of previously existing debt to equity, interest expense in the nine months ended September 30, 2018 was $65,573, compared to $194,383 incurred during the nine months ended September 30, 2017.

As a result, we incurred a net loss of $2,128,506 during the nine months ended September 30, 2018 ($0.09 per share), compared to a net loss of $1,976,643 during the nine months ended September 30, 2017 ($0.09 per share).

Comparison of Results of Operations for the three months ended September 30, 2018 and 2017

During the three month period ended September 30, 2018, we generated revenues of $5,336,631, compared to revenues of $2,926,693 during the similar period in 2017, an increase of $2,409,938. This increase is primarily attributable to sales of cultivation equipment, which increased by $1,435,173 (396%). While this increase may be attributable to the general growth of the cannabis industry in North America which has provided us with additional sales opportunities, we also believe that this increase in revenue occurred primarily as a result of our increased emphasis on our cultivation technologies segment which includes cultivation equipment, along with fertigation and consumables, which increased by $189,828 (20%) and $43,751 (10%), respectively. which we attribute to increased marketing efforts and industry demand for large control systems.

We also generated additional revenues in sales of our lighting systems, which increased from the relevant period in 2017 by $318,029 (25%) from enhanced sales of our soleil grow light systems. See the discussion included in the comparative section for the 9 months for an additional explanation as to why our revenues increased.

Cost of goods sold increased to $3,560,474 during the three months ended September 30, 2018, compares to $2,396,013 during the comparable period in 2017, an increase of $1,164,461. These increases are directly related to increased revenues.

Operating expenses also increased during the three months ended September 30, 2018 compared to the same period in 2017 by $1,158,157, from $1,457,998 in the three months ended September 30, 2017, to $2,616,155 in the same period in 2018. Marketing expense increased by $169,708 due to increases in advertising expenses, business development and costs of attendance at trade shows. General and administrative expense increased by $588,543, due primarily to our expanding work force. Many of our new employees are members of management, which increased the compensation expense. These new members of management include a CFO, a Vice President of Technology, and an Executive Vice President of Sales. As a result of these hires it is anticipated that our operating expenses will increase in the future. Professional fees also increased by $15,072 due to increase in legal fees and product development and travel expense increased by $61,389 due to our expanding sales and marketing to additional jurisdictions. Stock compensation expense for the three months ended September 30, 2018 and 2017 was $432,347 and $32,441 respectively. As of September 30, 2018, 177,000 shares vested and were issued to employees, including 40,000 shares that vested during the three months ended September 30, 2018.

Through repayment of debt, as well as conversion of previously existing debt to equity, interest expense in the three months ended September 30, 2018 was $23,430, compared to $31,962 incurred during the three months ended September 30, 2017.

As a result, we incurred a net loss of $846,808 during the three months ended September 30, 2018 ($0.03 per share), compared to a net loss of $957,555 during the three months ended September 30, 2017 ($0.04 per share).

Liquidity and Capital Resources

As of September 30, 2018, we had cash or cash equivalents of $851,172.

Net cash used in operating activities was $195,681 during the nine month period ended September 30, 2018, compared to $303,842 for the nine month period ended September 30, 2017. We anticipate that overhead costs and other expenses will increase in the future as we continue to expand our operations.

Cash flows used in investing activities were $1,073,300 for the nine month period ended September 30, 2018 compared to $493,777 used during the same nine months period in 2017. Cash flows provided by financing activities were $72,000 in the nine month period ended September 30, 2018, compared to $949,708 provided by financing activities during the nine months ended September 30, 2017.

During the three month period ended September 30, 2018, 40,000 shares of Common Stock previously reserved for issuance to employees, vested and were issued.

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

We currently have three other notes outstanding, all of which are unsecured. Two of the note holders agreed to convert $300,000 and $200,000 of their respective notes into shares of our Common Stock as part of our private placement of Common Stock in 2017, leaving a balance of $80,000 and $100,000, respectively. Interest accrues at 20.4% and 18% per annual on these notes. Both are unsecured and due December 31, 2018. The third note has a principal balance of $300,000, accrues interest at the rate of 19.8% per annual and was due to mature March 23, 2018. In March 2018 this note was extended for one year. In consideration for the lender’s agreement to extend this note we issued 6,000 warrants, each exercisable to purchase one share of our Common Stock at a price of $1 per share for a term of five years. Interest is paid twice monthly.

Our management estimates that we will need up to an additional $5 million in capital to fully implement our current business plan. We estimate we will need approximately $2.5 million for advanced inventory purchases and $1 million for expanding operations, including retaining additional professionals in technology, design and engineering and in commissioning services. While no assurances can be provided we anticipate that a portion of these funds will be provided from our cash flow. However, if we do not generate sufficient cash flow, or if additional expenditures and acquisitions are identified and we cannot use our securities as compensation, we will need additional capital to continue to implement our business plan. While we believe we will be able to raise these funds in either debt or equity, we have no agreement with any third party to provide us the same and there can be no assurances that we will be able to raise any capital on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended September 30 2018, 40,000 shares of Common Stock previously reserved for issuance to employees, vested and were issued. In the nine month period ended September 30, 2018, we issued an aggregate of 177,000 shares of our Common Stock that were previously reserved for issuance to employees. We did not receive any proceeds from the issuance of these shares. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act to issue these shares.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2018.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer

By:	/s/ George R. Pullar
George R. Pullar, Principal Financial Officer and
Principal Accounting Officer

