Form 10-K
period 2018-12-31
urban-gro, Inc.
filed 2019-04-01
CIK 1706524

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 000-52898

URBAN-GRO, INC.

(Exact name of registrant as specified in its charter)

Colorado		46-5158469
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

1751 Panorama Point Unit G Lafayette, CO	80026	(720) 390-3880
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2018 was $0.

As of March 29, 2019, the Registrant had 25,654,833 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 23, 2019, or such other date as may be selected in the future, are incorporated by reference in certain sections of PART III.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements regarding urban-gro, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

Item 1. Business.

History

We were originally formed on March 20, 2014, as a Colorado limited liability company. In March 2017, we converted to a corporation and issued 193.3936722 shares of our Common Stock for every Member Interest issued and outstanding on the date of conversion.

In August 2016, when still an LLC, we undertook a private offering of our member interests wherein we received subscriptions of $575,107 in the form of 6,392 member interests to three (3) accredited investors (approximately $90 per member interest, or approximately $0.46 per share based upon the conversion rate of 193.3936722 shares per member interest issued when we converted into a corporation in 2017). These funds were used to (i) add two systems designers to expand our Cultivation Technologies team to support market demand; (ii) expand our operations into the expanding fertigation marketplace as States approving legalized cannabis increased, (iii) hire a mechanical engineer to begin vetting opportunities to add IP and technology to our future business offering, (iv) hired a strategic financial consultant to aid in compiling a business forecast model;, and (v) fund working capital to support brand building marketing initiatives focused on trade show participation and an Increased on-hand inventory position.

In May 2017, we commenced a private offering of our Common Stock wherein we received subscriptions of $2,546,000 from the sale of 2,546,000 shares, at $1 per share, to 76 investors, including 58 “accredited” investors, as that term is defined under the Securities Act of 1933, as amended. These funds were used to repay debt, expansion of our existing business operations, new investment opportunities and working capital.

Thereafter, on May 15, 2018, we filed a registration statement on Form S-1 with the US Securities and Exchange Commission (“SEC”) wherein we registered 4,157,936 shares of our Common Stock with the SEC. Our registration statement became effective on August 8, 2018. As part of this process we also filed a registration statement on Form 8-A, causing our Common Stock to be registered under the Securities Exchange Act of 1934, as amended.

In June 2018, we formed urban-gro Canada Technologies, Inc. as a wholly owned Canadian subsidiary company which we intend to utilize for all of our Canadian sales operations in the future.

Our Company website is www.urban-gro.com, which contain a description of our Company and products, but such websites and the information contained on our websites are not part of this Report.  In addition, we also maintain branded technology product website under www.soleiltech.ag.

Business Overview

We are an end-to-end agricultural solutions firm focused on cannabis and traditional agriculture produce growers. We provide design, engineering, and technology implementation in high-performance commercial cannabis cultivation facilities. Integration of systems through comprehensive design ensures a cohesive approach to cultivation that is both economical and regulatory compliant.  We market our products and services throughout the United States and Canada. During 2018 we also made preliminary efforts on projects in other countries as well, including Mexico, Jamaica and Colombia.

Revenue is generated by 1) working with owners to design and engineer automated systems for large commercial facilities, and 2) delivering recurring consumable product sales and technology integration.  Soleil® Technologies is our proprietary IoT platform providing sense and control capabilities, allowing the operator to remotely monitor the crop, ensuring real-time protection of investments.

Our current services and products include:

•	Full design, engineering, sales, and start-up commissioning of integrated cultivation systems that includes:
o	Environmental controls, fertigation and irrigation distribution;
o	Commercial grade light systems, including light-emitting diode (LED) and high-pressure sodium (HPS);
o	Complete line of water treatment and reclamation systems;
o	Rolling and automated bench systems;
o	Fans; and
o	Odor mitigation systems
•	Integrated pest management plan design and product solutions; and
•	Soleil 360, an agriculture technology platform

Since inception, we have serviced over 500 clients and have designed and assisted in build out of over 75 facilities owned by some of the largest multi-state cannabis focused operating companies in both the United States and Canada. While no assurances can be provided, we forecast over a thousand customers will be purchasing our cultivation products bi-monthly by 2020, provided that additional countries and states in the US continue to adopt legislation approving the use of medical or recreational marijuana. According to Viridian Capital Advisors, an estimated $13.8 billion was raised by cannabis companies in 2018. A significant portion of this capital is expected to be used for facility buildouts. New Cannabis Ventures reported that as of April 2018 there were over 7,000 cultivation licenses issued in the US. This number is rapidly increasing as more states enter the legal cannabis industry. While no assurances can be provided, we believe this gives us a large and growing market.

To date, our revenues have been derived from sales to the cannabis industry. On average, our revenues have grown by 70% per year since 2015. During 2018 we provided services to over 1.2 million square feet of canopy to the cannabis industry.

Our primary business purpose is to engage directly with large scale indoor and greenhouse commercial cultivators growing high-value crops and design and engineer state of the art facilities and systems that focus on maximizing plants yields and lowering overall operational costs. We have and will continue to work with grow operations and production facilities to pursue strategies to, provide services, products, and other potential revenue-producing opportunities in the high value crop arenas. We engage directly with the ownership groups and growers at these facilities and strategically work with them to provide value-added services and industry best products that assist them in lowering production costs and increasing crop yields. We believe our customers work with us because we save them time, money, and resources.

In 2018, we accomplished several objectives, including the hiring and placement of our executive leadership team. We consider this a major milestone. To help us efficiently and effectively accomplish our growth objectives, management believes that hiring qualified, experienced persons and placing them into executive management is critical. During 2018 we hired George R. Pullar, our CFO; Larry Dodson, our CTO; Dan Droller, our EVP of Corporate and Business Development; and, Jonathan Nassar, our EVP of Sales. With this team in place, we believe we have the leadership necessary to help us to continue to expand our business. See “Part III, Item 10, Directors, Executive Officers and Corporate Governance”: included in our Proxy Statement, which has been incorporated herein as if set forth.

As discussed below we also increased our ownership in key technology companies. We believe that the additional investment into EDYZA (additional 5% ownership) and Total Grow Holdings (additional 10% ownership in 2018 and an additional 15% in 2019) will allow our technology team to continually integrate and solidify the Soleil Sense & Control platform to further gain meaningful and valuable insight from the mined data available in a closed-loop platform.

In 2018, we surpassed the 50-employee mark, and consequently, decided to seek out additional office space. The Company opened a satellite office in the downtown WeWork The Lab facility. This centrally located office allows us access to the larger technology and engineering talents pools located in the Denver metro area and the Denver Tech Center. Our technology team and design teams are now located in this facility. See “Item 2, Properties” below.

Current Business

Our intent is to continue to capture market share as the cannabis industry continues to develop and mature, and to leverage that experience and our technology development to penetrate the faster growing segments of the broader horticultural and agricultural industries. In the cannabis industry we engage directly with ownership groups and growers operating large indoor and outdoor greenhouse cultivation facilities and strategically work with them to provide value-added services and industry best products that assist them in lowering production costs and increasing crop yields.

We define our relationships with our customers through two areas comprised of design & integration services and agricultural technology:

We offer the following Design & Integration Services:

•	Systems Design, Engineering & Integration
•	Project Management
•	Start-up Commissioning and Post-Commissioning Services
•	Remote Monitoring and Support
•	Integrated Pest Management

We also offer the following agricultural technology hardware and software solutions:

•	Environmental Sensing
•	Environmental Control
•	Lighting Controls
•	Wired and wireless communications equipment that is used for the customer on-premise network, connecting our Sensing and Control systems
•	Cloud-based secure data services and back-end management and administration system
•	Customer graphical user interface (GUI)

As a part of our design and integration services and ag-tech offerings, we offer the following cultivation systems and crop management products:

•	Climate Control, Fertigation & Irrigation Distribution
•	Freshwater, Wastewater & Condensate Treatment Systems
•	LED , HPS, and CMH Light Planning and CAD Design
•	Rolltop and Automated Benches
•	Odor Mitigation & Air Sanitizing
•	Pesticides & Bio-controls
•	Fans & Industrial Spray Applicators
•	Fertilizer & Plant Nutrition Products

Business Growth and Diversification

We are focused on driving shareholder value by continually developing the technology platform that we added to our business plan in 2017 and focusing on bringing more intellectual property (“IP”) in-house. We are focused on integrating technologies including high density wireless sensors, machine learning, and artificial intelligence into our product offerings. We intend to diversify our sector sales strategy by targeting traditional horticulture operators with our service and systems to companies involved in growing herbs, microgreens, leafy greens and lettuce, strawberries, and vine crops including tomatoes, cucumbers, chilies and peppers. The technologies we have developed, deployed, and in continuous innovation are described below as Soleil® 360, Soleil® Sense and Soleil® Control, within the section on Product Branding and Strategy.

Focusing on global agriculture and all high value crops, this technology is expected to allow us to offer our customers drastically better efficiencies while decreasing costs of production and increasing yields. There are no assurances this benefit will accrue.

Industry Partnerships

As a systems integrator we believe it is imperative for us to maintain close relationships with leading technology partners, and as such, we have attempted to integrate ourselves in the horticulture and agriculture industry, having formed strategic partnerships with a number of industry-leading solution providers like Edyza, Fluence Lighting, Priva, Argus, Total Grow Control, Netafim and Biobest Group NV. A brief description of these companies is as follows:

Edyza - Based in Irvine CA, Edyza is an advanced technology development company focusing on high-density IoT (Internet of Things), wireless networking and Cloud-based computing. Development includes proprietary designs of sensor nodes hardware and firmware, architecting wireless networks, and optimal use of network equipment such as Edge-servers, Gateways, wireless Hubs. Primary goals are to provide for high volume data acquisition and data visualizations, and software algorithm solutions.

Fluence Lighting - Fluence Bioengineering LED-based lighting systems are designed to provide high levels of photosynthetically active radiation (PAR) ideal for commercial cultivation and research applications from microgreens to cannabis. From sole-source indoor grow lighting to supplemental greenhouse lighting, Fluence custom tailors the light spectrum and form-factors to optimize plant growth and increase yields while consuming less energy and reducing operating costs versus legacy technologies. All of the LED-based grow lights are built in Austin, Texas. All grow lights are ETL listed and come with a 3-year or optional 5-year warranty.

Priva - Based in Ontario Canada, Priva provides building automation technology for the optimization of environmental conditions and process management for horticulture. Priva offers the best solutions for multiple indoor growing facilities from vertical farms to grow containers, warehouses to rooftop greenhouses. Priva’s solutions address water (hydroponics), climate & cultivation, and labor & management. Priva is a horticulture industry leader with more than 50 years of experience in horticulture developing algorithms for plant-based control strategies. These strategies create the best indoor growing solution when combined with Priva hardware and software modules.

Argus – Argus Controls, a division of Conviron, provides automated control systems for the horticulture and aquaculture industries. Argus systems provide three essential functions: 1) Fully integrated equipment control; 2) Advanced monitoring and alarms, and 3) Comprehensive data acquisition and management information. Argus capabilities include facilities automation and specialty monitoring and control applications to support the needs of cultivators. With over 30 years of leadership and innovation in control technology, Argus systems are used in horticulture and biotechnology research facilities, universities, aquaculture and aquaponics, and many other custom control applications at sites throughout the world.

Total Grow Control – Total Grow Control (TGC) provides advanced control systems for large scale indoor facilities. TGC provides cultivators with a control system that manages watering & nutrient delivery, lighting and environmental control. With internet-based monitoring, cultivators have access to up-to-the-minute operational performance as well as complete control via mobile devices.

Netafim - Netafim is recognized as the world leader in drip irrigation systems and agricultural projects. Since 1965, Israel based Netafim has been a pioneer in drippers, dripper lines, sprinklers and micro-emitters. Netafim also manufactures and distributes crop management technologies including monitoring and control systems, dosing systems, and crop management software.

Biobest Group NV – This company specializes in pollination and biological control. In 1987, Biobest was the first company to put bumblebees on the market. With thirty years of expertise, Biobest continues to deliver high quality products at all times by maintaining quality at every level: in the factory and during the transport in order to guarantee an optimal result in the crop. Biobest strongly focuses on research and development, providing tailored advice for crops worldwide.

Product Branding and Strategy; Soleil® 360 Ag-Tech Platform, Soleil® Sense and Soleil® Control Technologies

Soleil® 360 Ag-Tech Platform

Soleil Technologies is one of our divisions. The Soleil’s technology platform comprises a Cloud-based services back-end management and administration system, and an intuitive customer graphical user interface (GUI). It is built with the capability to handle over 22 billion records per annum, and several thousands of subscription-paying customers.

Soleil sensors are connected to the Soleil 360 Platform employing a robust, high performance, proprietary, tree-mesh wireless network topology. The user interface is designed for intuitive ease-of-use navigation of the customer’s systems, and as a universal user interface that will integrate all typically disparate systems within the grow environment.

The Soleil 360 business model is a subscription-based, high-value data services product. Hardware and network services remain the property of the company, and subscription fees provide for data hosting, data analysis, reporting and visualizations. The subscription sales contracts will increase adoption in the industry due to lower capital costs for acceptance and implementation by customers.

Standard and customized data visualizations are provided and available, and types and details are dependent on the subscribed level of service. Standard reporting consists of graphs and charts, and custom visualizations also include Augmented Reality and Mixed Reality data representations.

Soleil® Sense

The Soleil 360 technology platform utilizes Soleil Sensors to acquire data within the grow environment. Sensed data is transmitted over the wireless network and to Soleil 360 Cloud services. Data undergoes processing for reporting analysis and data visualizations important to the grower for actions and corrections to the grow environment equilibrium and balance. The current Soleil sensor product family includes sensing for temperature, humidity, carbon dioxide, organic compounds, barometric pressure, soil moisture, conductance (nutrients), and grow light output intensity. The combination of sensing with the environmental factors that are measured, are essential components to achieve the careful balance of a grow environment.

The platform leverages sensor data and machine-based learning in order to reduce operating costs and increase yields. Scalable to thousands of ultra-high-efficiency sensors, growers are able to access real-time, actionable data from anywhere in the world and use that insight to optimize growing conditions or address potential issues before they affect the crop.

Target applications goals of Soleil technologies are as complete solutions utilized by customers for increased operational efficiency, efficient use of hardware and network systems, reduced waste, all leading to improvements in profitability.

As water resources become scarce and transportation, energy, and labor costs rise, CEA (Controlled Environment Agriculture, the production of cannabis, vegetables, and flowers indoors) is quickly gaining popularity across the globe. The ability to precisely control environmental and plant conditions in a regulated, indoor environment helps optimize crop yield and quality. With just a few clicks, growers are able to assess temperature, moisture content, nutrient content, and pH—among other factors—in order to maintain ideal growing conditions. While existing substrate (soil) sensing technology is very costly to implement and is subject to scalability, wire, efficiency, and reliability constraints, the demand for real-time data is on the rise.

In addition to environmental and soil sensing, the same platform is being leveraged to economically monitor mission critical mechanical systems using vibration, energy consumption, and temperature. The sensors will alert cultivators to potential equipment failures like broken fans, clogged emitters, or inefficient HVAC systems.

Soleil® Control – Focus on Vertical Integration

As the cannabis industry consolidates and larger players enter, we believe that the ability to manage operations on a massive scale is a key differentiator that allows cultivators to drive higher yields at lower costs. Since our inception, our management has designed and engineered a multitude of projects that seek to leverage scale that also require complex and sophisticated climate and fertigation controls.  Based on these insights and experiences we recognized that the current technology available in the agricultural space is not sufficient, scalable or flexible to meet the growing and complex demands of cultivators seeking to maximize yields in cannabis and modern horticulture and agriculture.  In that light, we sought out new and highly sophisticated tools that brought together the latest in a broad spectrum of controls technologies.

In February 2018, we acquired a 5% interest in Total Grow Holdings, LLC ("TGH"), for $125,000. TGH was borne out of the highly complex petrochemical industry. This agreement also provides us with the right to purchase an additional 5% on a fully diluted basis at the same valuation on or before August 31, 2018. We also have the right to name one of the three Board members to the company. The TGH technology and the management team experiences bring us the ability to meet our increasingly complex needs of supplying product and services to the larger sized cannabis grow operations that are being developed as the cannabis industry matures. TGH markets their products under the brand name Total Grow Control.

In the second quarter of 2018 we launched a co-branded product called Soleil® Control powered by Total Grow Control (TGC). The Soleil® Control platform combines climate, environmental and lighting controls.

In the second quarter of 2018 we also partnered with TGH to develop and launch a line of fertigation products in the form a Batch Fertigation System and an Inline Fertigation System. We believe these two systems position us to meet the needs of cultivators seeking to maintain strict nutrient recipe mixes in smaller controlled environment (Batch) and for those seeking to scale a fertigation system for more expansive cultivations (Inline.)

Soleil® Lighting Product Line

Over the course of the last several years as the cannabis market matured and grew more competitive, we witnessed downward pressure on the pricing and margins of grow light systems. In response to this evolution of the industry our lighting team sought a middle-market alternative to the high-end systems previously marketed. In 2016, we began manufacturing our own fixtures under the Soleil® brand. First to market was our 315W Ceramic Metal Halide system for vegetative growth stage. The following year, Soleil® introduced a 1000W Double-Ended High-Pressure Sodium (HPS) grow light system for the flower growth stage. This fixture features wireless control capability, dimming options, two reflector options (wide and narrow) to accommodate desired light distribution, and various hanging methods (greenhouse bracket, chain, unistrut bracket, custom brackets). Testing by a third-party lab has verified that the Soleil® HPS fixture delivers comparable intensity and light distribution relative to the most superior fixtures on the market. All Soleil® fixtures are ETL listed and assembled either at our facility in Colorado or at our partner’s facility in Asia.

While the prevalence of LED lighting is growing in the horticulture market, traditional HID Lighting still maintains the majority of the market share. Industry indicators suggest that trend will continue as LED systems are tested in facilities and the price of technology decreases to achieve a reasonable ROI.

Opti-Dura® Cultivation Product & Equipment Offering

Since commencement of adult-use legalization in 2014, the price of legal, commercially produced cannabis has dropped from highs of $5,000 per lb., to below $1,000 per lb. in some mature state markets. We expect this trend to continue as additional states adopt legal cannabis. We believe this is a positive develop as it drives out the black and grey markets.

With lower product prices there is increased interest in reducing cultivation costs through procurement of new products and equipment. We have created a high-quality, value-driven “house brand” of cultivation products and equipment. Our sourcing of cultivation products and equipment has been researched and developed by cultivators – those who know first-hand the quality and specifications desired by cultivators.

Our OPTI-DURA product line includes:

•	OPTI-DURA Large-Scale Pesticide Applicators - Many cannabis cultivators have grown from small operations over the years. As they have grown, they have kept application processes that are out-of-date and inefficient for larger-scale operations. Our OPTI-DURA commercial pesticide applicators are made in America and built by farmers. They are a must-have for commercial cannabis facilities utilizing high pressures and special spray nozzles that help get under the leaves where pests like to hide. We are an exclusive distributor of the heaviest duty sprayers on the market.

•	OPTI-DURA Nutrients and Fertilizers – Currently in development, OPTI-DURA nutrients and fertilizers are expected to significantly reduce the price of these key components to cultivation. The nutrient and fertilizer lines will enable cultivators to “dial in” the needs of specific strains for high quality, consistent cannabis.

SALES STRATEGY

“The urban-gro® Systems Integration Solution”

Our sales team is comprised of one Executive Vice President, five Regional Sales Directors, two Sales Associates, and one contract Sales Management Company. These “relationship ambassadors” are located across the U.S. and their sole responsibility is to find, build, and support customer relationships. The internal sales management team is compensated with a base salary and are additionally leveraged on a commission structure tied to quarterly revenues and gross profits.

When the technical sell window opens on a specific opportunity, we provide the appropriate technical expert whom is able to quickly and effectively explain a proposed solution to resolve customer’s specific challenges. While we only sell solutions, we believe the true value is in the expertise behind the product. Services like full fertigation and irrigation distribution design in CAD, light plan layout design, air flow design, air sanitizing and odor mitigation design, bench layout design, and complete system commissioning are all services that our customers pay us for.

We believe this technical sales process requires true segment expertise, which we also believe has not been readily available to cannabis companies. As a systems integrator we employ a team of segment-specific educated and technical experts with deep experience in each of the five solution segments, including:

•	Environmental Sense and Control

•	Fertigation and Irrigation Distribution Design and Engineering,

•	Integrated Pest Management (IPM)

•	Lighting, and

•	Water Treatment.

Our team includes highly talented and educated individuals including individuals with a Master’s degree in Business Administration, Plant Science, Horticulture, Biology, and post-secondary degrees in Environmental Science, Horticulture, Agricultural Engineering, and Electrical/Mechanical/Controls. We rely on these technical experts in their areas of expertise to find and vet the best-in-class solutions, and then educate and inform our customers on best solution use and techniques.

In addition to leads generated from the execution of our marketing strategy, for additional new business opportunities, we focus on referrals generated from our relationships with industry partners, and from contract referral agents. By offering a referral program to consultants whose primary business model is to help their clients set up cultivation facilities from the design stage through cultivation, we ensure access to a strong network of commercial cultivators.

MARKETING STRATEGY

urban-gro Brand Strategy: For the Life of the Grow

Our existing customer base consists of large-scale commercial cannabis cultivators located throughout the United States, Canada, and around the world. We provide customers with services and solutions throughout the life of their grow — from system design and engineering, through compliance and competitiveness—our team of scientists and experts understand the regulations, challenges, and opportunities unique to cultivators. The following outlines the various stages of cultivation operation and defines the ways in which we serve the needs of cultivators and their stakeholders.

Early-Stage Engagement/ Planning & Building Consensus

•	Cultivation Systems Expertise | Early-stage engagement with stakeholders builds consensus -- saving stakeholders money and time through smart, informed decision making.

•	Systems & Space Programming | Early-stage engagement with stakeholders builds consensus -- saving stakeholders money and time through smart, informed decisions.

•	Specification & Design | Guaranteed Design Professionally designed layouts for irrigation, climate control, benches, fans, and lighting ensure optimal space utilization and product performance.

•	Actionable Data | Soleil® Sense and Control Technology’s high-density wireless network provides real-time data-driven monitoring for a complete picture of a cultivation.

•	Durable Products | Fertigation systems, rolling bench systems, HAF / VAF fans and commercial sprayers are effective and efficient.

Today’s cultivation systems are extremely complex. Our team of project managers and engineers support the installation process by coordinating with a client’s engineers and stakeholders to avoid project bottlenecks and support construction trades. Our commissioning team ensure that the equipment is installed according to the design and operates as committed.

In addition, our team of IPM technologists and pest control advisors understand the complex cannabis cultivation laws around the country and assists our clients in maintaining their grow in compliance with the evolving legislation.

Through our IPM (integrated pest management) subscription service, we work with cultivators to provide cutting-edge pesticide and biocontrol regimens that adhere to a client’s regulatory environment. Our procurement team leverages our national buying power to ensure the best product value. These are consumables that commercial cultivators purchase on a regular basis. They include pesticides, nutrients and fertilizers and are paid for prior to ship or on terms for existing customers. Net 30-day terms are offered to existing customers and lines are increased according to account history.

Our Soleil® climate sensors and environmental controls offer real-time data to make informed decisions to optimize crop environments, preventing crop loss through actionable alerts and programmed responses to conditions.

We generate our profits based on the value we provide for design, engineering, and systems expertise.  We begin projects by using a proprietary project estimation tool that inputs multiple variables about the size and complexity of a potential new facility or a retrofitted facility. The output of the tool estimates the dollar amount of design and engineering time, systems, materials, project management, and miscellaneous costs necessary to provide a system that meets the needs of the customer. Once the project estimate is determined, a design fee and project deposit are determined. The design fee is a function of the complexity of the controls system, the number of irrigation zones, types of nutrients used, and the number of individual plants that require individual irrigation. The project deposit is between 10% and 15% of total project cost and varies based complexity and type of systems.

When the customer approves the estimate and pays the respective fee and deposit, our designers and engineers begin configuring and customizing the system. When a final design is approved by the customer, we then determine a final cost for time and materials and provides a final quote to meet all specifications. We then collect an order deposit to begin the procurement process.  Within two weeks of system readiness, we collect a final deposit from the customer. We then ship the final system to our customer. Once the system is installed by the customer’s chosen mechanical, electrical and plumbing contractors we dispatch an engineering team to commission the system.

To date, the cost to our customers for our systems have ranged between $75,000 and $2,500,000, depending upon depending on the size of cultivation, the complexity of systems, types, and the number of systems utilized from our product portfolio. We do not provide financing.

Subsequent Event

Effective March 7, 2019, we acquired 100% of the stock of Impact Engineering, Inc., a provider of mechanical and electrical engineering services. Since 2009, Impact has operated in the cannabis industry under the dba “Grow2Guys”. We issued an aggregate of 500,000 shares of our Common Stock in exchange for all of the issued and outstanding stock of Impact Engineering (hereinafter referred to as “Impact” or “Grow2Guys”).

We believe this acquisition will allow us to consolidate our internal fertigation design team with the Mechanical, Electrical, and Plumbing design team of Impact. The consolidation of this group allows us the opportunity to continue to deliver integrated designs for all of the key systems in a large, commercial grow. With the ability to have Professionally Engineered (PE) stamping to all of our designs, this solution will also bring considerable cost reduction opportunities to our customers.

Grow2Guys has provided full-service mechanical, electrical, and plumbing (MEP) engineering services for commercial owners since 1982. Its services include:

•	HVAC engineering and design;
•	plumbing engineering and design;
•	electrical engineering and design; and
•	documentation for the building permits necessary to obtain Certificate of Occupancy.

Impact has provided design and engineering services for over 300 cannabis related facilities across North America, including cultivation and extraction facilities, dispensaries, and MIP kitchens. The firm’s customer base includes U.S. and Canadian single facility owners and multi-state operators with cultivation facilities ranging from 5,000 square feet to over 200,000 square feet. With this industry-specific experience, Impact has developed significant expertise in cannabis facility design and engineering, which we believe compliments our current operations. Impact is licensed to provide professional engineering services and stamp drawings in 47 states.

During each of its past two fiscal years Impact generated revenues in excess of $700,000, with 5 figure net profits in each year. Management expects that this accretive acquisition will have an immediate positive impact on our revenues and favorably impact our goal of attaining profitability in the near future.

As a result of the acquisition, Impact is now a wholly-owned subsidiary of our Company, allowing us to engage with cultivators earlier in the design process. While no assurances can be provided, we believe that this avenue for early engagement will support our continued growth in the cannabis sector, providing facility design, products, solutions, and agricultural technology. Through the acquisition of Impact we expect to expand our cultivation system design operations which, together with our full-service MEP engineering services, should allow us to effectively engage customers much earlier during the building design stage.  Our firms’ combined experience allows us to now offer the market a united team highly experienced in the end-to-end design and delivery of optimized cultivation systems.

Management believes the acquisition of Impact will improve our ability to better serve our current and future customer base by expanding on the fully integrated products and services that we currently offer. While we have acquired Impact for coordinated building and cultivations systems design, we intend to continue to expand our current relationships, as well as to develop new relationships with regional MEP engineering firms in other regions throughout North America.

With the addition of the Impact team our number of employees expands with the addition of five full-time employees, including 37-year mechanical engineering veteran and founder of Impact, Brian Zimmerman, who is a licensed professional engineer (PE). Other added positions include a project manager and three mechanical designers. As part of the terms of the acquisition we entered into an employment agreement with Mr. Zimmerman, who shall remain as the President of Impact. Impact will operate at our downtown Denver offices located at WeWork, The Lab, 4th floor, Room 4A, 2420 17th St., Denver, CO 80202.

Growth by Acquisitions

As discussed above, our management is always aware of other related companies and how they may positively impact our business. We have already consummated two acquisitions and intend to continue to engage in what we believe to be synergistic acquisitions or joint ventures with unrelated companies that we believe will enhance our business plan. Ultimately, our intent is to become a national or internationally branded cultivation company. One of the principal reasons why we have elected to become a reporting, trading company is to allow us to utilize our securities as compensation for these potential acquisitions. There are no assurances we will become a reporting, trading company or if we are so successful, that we will be able to consummate additional acquisitions using our securities as consideration, or at all.

There are numerous things that will need to occur in order to allow us to implement this aspect of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan. Among other things, the most important developments that need to occur include the legalization and commercialization of marijuana in the United States Until this occurs, we will be unable to fully integrate all aspects of the marijuana industry under our corporate umbrella.

If we are successful, the acquisition of related, complimentary businesses is expected to increase revenues and profits by providing a broader range of services in vertical markets which are consolidated under one parent, thus reducing overhead costs by streamlining operations and eliminating duplicitous efforts and costs. There are no assurances that we will increase profitability if we are successful in acquiring other synergistic companies.

Management will seek out and evaluate related, complimentary businesses for acquisition. The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards. Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation of each business, including its financial statements, cash flow, debt, location and other material aspects of the candidate’s business. One of the principal reasons for our filing of our registration statement of which this Report is a part and the filing of an application to list our securities for trading is our intention to utilize the issuance of our securities as part of the consideration that we will pay for these proposed acquisitions. If we are successful in our attempts to acquire synergistic companies utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.

In implementing a structure for a particular acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, we do not intend that our present management and shareholders will no longer be in control of our Company.

As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an acquisition will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the acquisition candidate and our relative negotiation strength.

We will participate in an acquisition only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Depending upon the nature of the acquisition, including the financial condition of the acquisition company, as a reporting company under the Securities Exchange Act of 1934 (the “34 Act”), it may be necessary for such acquisition candidate to provide independent audited financial statements. If so required, we will not acquire any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

As of the date of this Report we have no agreement with any other entity to acquire such company or be acquired. We are engaged in discussions with various unaffiliated companies but there are no assurances that these discussions will result in any definitive agreement. We have not commenced due diligence activities on any other company, nor have we reach even a verbal agreement with any third party as to the terms and conditions of any such acquisition. There is no significant material acquisition that is probable to be consummated and there are no assurances that any such acquisition will occur in the future.

Competition

We have several niche competitors in the cannabis industry who offer limited solutions and some similar products as those offered by us, including many who have greater financial resources than we currently have available. Our competitors include wholesale horticulture dealers, but we believe their models are different than ours. To differentiate our model, we vet the ‘best in class’ solutions and that is the only product that we sell. For example, horticulture dealers such as Griffin Greenhouse sell thousands of products. Due to the extreme depth of their product line, their sales associates may know a couple of ‘features’ about a specific product, whereas our employees are trained specifically on not only why our product solutions are the best option for our customer, but on how they are to be used in order to reach their maximum effectiveness.

We market ourselves as a one-stop, “turnkey” provider of agricultural technology systems. The notion of being turnkey does separate us from other players in the industry who only specialize in a specific part of the entire process need to design, engineer and deliver these systems. The closest complete solution providers are greenhouse manufacturers like Connelly's and Nexus, but these providers do not provide design and engineering expertise for these large systems.

We do not believe we compete against electrical, mechanical or plumbing contractors (MEPs) but we do require their expertise to in providing the implementation of our systems. Our customers are required to directly contract with local MEPs to implement the solutions according to our design and the customer specifications.

We also do not experience significant competition from online sales or direct manufacturers. Direct manufacturers provide highly customized systems that require expertise to configure to specific customer needs, so direct manufacturers must partner with companies like us to customize, configure and deliver quality solutions.

In addition, we also compete with electrical contractors, online retailers and manufacturer direct sales.

There can be no guarantees that in the future other companies will not enter this arena by developing products that are in direct competition with us. We anticipate the presence as well as entry of other companies in this market space, but acknowledge that we may not be able to establish, or if established, maintain a competitive advantage. Some of these companies may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to market opportunities. It may also allow them to devote greater resources to the marketing, promotion and sale of their products and or services. These competitors may also adopt more aggressive pricing policies and make more attractive offers to existing and potential customers, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

Government Regulation

While we do not generate revenues from the direct sale of cannabis products, we are engaged in assisting companies who are so engaged in various start up aspects of the cannabis industry. Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the Federal Government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the Federal Government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.

As of the date of this report, there are 33 states and the District of Columbia allow their citizens to use Medical Marijuana. The District of Columbia and 10 states -- Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont and Washington -- have adopted the most expansive laws legalizing marijuana for recreational use. Most recently, Michigan voters approved a ballot measure permitting adults age 21 and over to purchase and possess recreational-use marijuana. Vermont became the first state earlier this year to legalize marijuana for recreational use through the legislative process, rather than via a ballot measure. Vermont's law allows for adults age 21 and over to grow and possess small amounts of cannabis. However, it does not permit the sale of nonmedical cannabis. Some other state laws similarly decriminalized marijuana but did not initially legalize retail sales.

The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. If the federal government decides to enforce the Controlled Substances Act with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the federal government’s enforcement of current federal laws will cause significant financial damage to us.

Previously, the Obama administration took the position that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Trump administration has revised this policy. Specifically, the Attorney General vacated the Cole Memorandum in favor of deferral of any enforcement of federal regulation to the individual states Department of Justice/US Attorney. However, certain other protections remain in place via budgetary element embedment (Rohrabacher-Farr amendment now referred to as the Rohrabacher-Blumenauer Amendment), which limits funding of any enforcement of anti-cannabis legislation. The Department of Justice has stated that it will continue to enforce the Controlled Substance Act with respect to marijuana to prevent:

•	the distribution of marijuana to minors;

•	criminal enterprises, gangs and cartels receiving revenue from the sale of marijuana;

•	the diversion of marijuana from states where it is legal under state law to other states;

•	state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

•	violence and the use of firearms in the cultivation and distribution of marijuana;

•	driving while impaired and the exacerbation of other adverse public health consequences associated with marijuana use;

•	the growing of marijuana on public lands; and

•	marijuana possession or use on federal property.

Since the use of marijuana is illegal under federal law, federally chartered banks will not accept for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our clients to operate. There does appears to be recent movement to allow state-chartered banks and credit unions to provide banking to the industry, but as of the date of this Report there are only nominal entities that have been formed that offer these services.

Although cultivation and distribution of marijuana for medical use is permitted in many states, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plan and could expose us and our management to potential criminal liability and subject their properties to civil forfeiture. Though the cultivation and distribution of marijuana remains illegal under federal law, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent states from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana. However, state laws do not supersede the prohibitions set forth in the federal drug laws.

For a comprehensive and up to date perspective on this process and current states and territories cannabis laws please refer to the following link: http://www.mpp.org/states/key-marijuana-policy-reform.html

In order to participate in either the medical or recreational sides of the marijuana industry in Colorado and elsewhere, all businesses and employees must obtain licenses from the state and, for businesses, local jurisdictions. Colorado issues four types of business licenses including cultivation, manufacturing, dispensing, and testing. In addition, all owners and employees must obtain an occupational license to be permitted to own or work in a facility. All applicants for licenses undergo a background investigation, including a criminal record check for all owners and employees.

Colorado has also enacted stringent regulations governing the facilities and operations of marijuana businesses. All facilities are required to be licensed by the state and local authorities and are subject to comprehensive security and surveillance requirements. In addition, each facility is subject to extensive regulations that govern its businesses practices, which includes mandatory seed-to-sale tracking and reporting, health and sanitary standards, packaging and labeling requirements, and product testing for potency and contaminants.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its business.

Canadian Regulations

Summary of the Cannabis Act

On October 17, 2018, the Cannabis Act came into force as law with the effect of legalizing adult recreational use of cannabis across Canada. The Cannabis Act replaced the ACMPR and the IHR, both of which came into force under the Controlled Drugs and Substances Act (Canada) (the “CDSA”), which previously permitted access to cannabis for medical purposes for only those Canadians who had been authorized to use cannabis by their health care practitioner. The ACMPR replaced the Marihuana for Medical Purposes Regulations (Canada) (the “MMPR”), which was implemented in June 2013. The MMPR replaced the Marihuana Medical Access Regulations (Canada) (the “MMAR”) which was implemented in 2001. The MMPR and MMAR were initial steps in the Government of Canada’s legislative path towards the eventual legalization and regulating recreational and medical cannabis.

The Cannabis Act permits the recreational adult use of cannabis and regulates the production, distribution and sale of cannabis and related oil extracts in Canada, for both recreational and medical purposes. Under the Cannabis Act, Canadians who are authorized by their health care practitioner to use medical cannabis have the option of purchasing cannabis from one of the producers licensed by Health Canada and are also able to register with Health Canada to produce a limited amount of cannabis for their own medical purposes or to designate an individual who is registered with Health Canada to produce cannabis on their behalf for personal medical purposes.

Pursuant to the Cannabis Act, subject to provincial regulations, individuals over the age of 18 are be able to purchase fresh cannabis, dried cannabis, cannabis oil, and cannabis plants or seeds and are able to legally possess up to 30 grams of dried cannabis, or the equivalent amount in fresh cannabis or cannabis oil. The Cannabis Act also permits households to grow a maximum of four cannabis plants. This limit applies regardless of the number of adults that reside in the household. In addition, the Cannabis Act provides provincial and municipal governments the authority to prescribe regulations regarding retail and distribution, as well as the ability to alter some of the existing baseline requirements of the Cannabis Act, such as increasing the minimum age for purchase and consumption.

Provincial and territorial governments in Canada have made varying announcements on the proposed regulatory regimes for the distribution and sale of cannabis for adult-use purposes. For example, Québec, New Brunswick, Nova Scotia, Prince Edward Island, Yukon and the Northwest Territories have chosen the government-regulated model for distribution, whereas Saskatchewan and Newfoundland & Labrador have opted for a private sector approach. Alberta, Ontario, Manitoba, Nunavut and British Columbia have announced plans to pursue a hybrid approach of public and private sale and distribution.

In connection with the new framework for regulating cannabis in Canada, the Federal Government has introduced new penalties under the Criminal Code (Canada), including penalties for the illegal sale of cannabis, possession of cannabis over the prescribed limit, production of cannabis beyond personal cultivation limits, taking cannabis across the Canadian border, giving or selling cannabis to a youth and involving a youth to commit a cannabis-related offence.

On July 11, 2018, the Canadian Federal Government published regulations in the Canada Gazette to support the Cannabis Act, including the Cannabis Regulations, the new Industrial Hemp Regulations, along with proposed amendments to the Narcotic Control Regulations and certain regulations under the Food and Drugs Act (Canada). The Industrial Hemp Regulations and the Cannabis Regulations, among other things, outline the rules for the legal cultivation, processing, research, analytical testing, distribution, sale, importation and exportation of cannabis and hemp in Canada, including the various classes of licenses that can be granted, and set standards for cannabis and hemp products. The Industrial Hemp Regulations and the Cannabis Regulations include strict specifications for the plain packaging and labelling and analytical testing of all cannabis products as well as stringent physical and personnel security requirements for all federally licensed production sites. The Industrial Hemp Regulations and the Cannabis Regulations also maintain a distinct system for access to cannabis. With the Cannabis Act now in force, cannabis has ceased to be regulated under the CDSA and is instead regulated under the Cannabis Act, and both the ACMPR and the IHR have been repealed effective October 17, 2018.

On June 7, 2018, Bill-C45 passed the third reading in the Senate with a number of amendments to the language of the Cannabis Act. More specifically, the Senate proposed:

•	establishing a committee of the Senate and a committee of the House of Commons to undertake a comprehensive review of the administration and operation of the Cannabis Act;
•	assisting provinces and territories to facilitate the development of workplace impairment policies;
•	allowing provinces to place restrictions on the ability of individuals to engage in home cultivation;
•	that law enforcement be provided with the appropriate tools and resources to address concerns about continued illicit production, diversion, and sale of cannabis to youth, including preventing the sharing of marihuana among young adults by rendering it a ticketable offense;
•	that the prices set for cannabis products and the applicable taxes reflect the dual objective of minimizing the health dangers of cannabis consumption and undercutting the illicit market of cannabis;
•	mandatory health warnings for cannabis products, including warnings about the danger of smoking cannabis, the danger of exposure to second-hand cannabis smoke, and the risks of combining cannabis and tobacco;
•	testing procedures for THC content be standardized to ensure accurate measurement to better protect consumer health and safety;
•	that forthcoming regulations for edible products and other forms of cannabis ensure that product packaging is child-resistant and does not appeal to young people, and that the type of available products should be strictly limited;
•	adequate and ongoing funding for sustained, evidence-based cannabis education and prevention programs to provide Canadians, especially young Canadians, with knowledge about the health risks of cannabis use, including on-going research initiatives on the impact of cannabis use on the developing brain; and that the federal government commit to on-going educational initiatives to ensure youth are informed on the effects of cannabis use;
•	to prohibit licensees under the Cannabis Act to distribute branded merchandise, such as T-shirts and baseball caps and imposing a moratorium on loosening the regulations on the branding, marketing, and promotion of cannabis for 10 years;
•	to set aggressive targets, comparable to the successful Federal Tobacco Control Strategy, to reduce the number of youth and adult cannabis users; and
•	to ensure that the Cannabis Tracking System be operational upon the coming-into-force of the Cannabis Act.

Security Clearances

The Cannabis Regulations require that certain people associated with cannabis licensees, including individuals occupying a “key position” directors, officers, large shareholders and individuals identified by the Minister of Health, must hold a valid security clearance issued by the Minister of Health. Officers and directors of a parent corporation must be security cleared.

Under the Cannabis Regulations, the Minister of Health may refuse to grant security clearances to individuals with associations to organized crime or with past convictions for, or an association with, drug trafficking, corruption or violent offences. Individuals who have histories of nonviolent, lower-risk criminal activity (for example, simple possession of cannabis, or small-scale cultivation of cannabis plants) are not precluded from participating in the legal cannabis industry, and the grant of security clearance to such individuals is at the discretion of the Minister of Health and such applications will be reviewed on a case-by-case basis.

Cannabis Tracking System

Under the Cannabis Act, the Minister of Health is authorized to establish and maintain a national cannabis tracking system. The Cannabis Regulations set out a national cannabis tracking system to track cannabis throughout the supply chain to help prevent diversion of cannabis into, and out of, the illicit market. The Cannabis Regulations also provides the Minister of Health with the authority to make a ministerial order that would require certain persons named in such order to report specific information about their authorized activities with cannabis, in the form and manner specified by the Minister of Health.

Cannabis Products

The Cannabis Regulations set out the requirements for the sale of cannabis products at the retail level permit the sale of dried cannabis, cannabis oil, fresh cannabis, cannabis plants, and cannabis seeds, including in such forms as “pre-rolled” and in capsules. The THC content and serving size of cannabis products is limited by the Cannabis Regulations. The sale of edibles containing cannabis and cannabis concentrates was not initially permitted, however the federal government anticipates that such products will be legalized within one year following the coming into force of the Cannabis Act.

Employees

As of the date of this Report we employ 58 persons, including 4 executive officers, 9 in our cultivation equipment division, 8 in our warehouse, 10 in sales, 3 in finance, 4 in customer implementation, 3 in marketing, , 2 in corporate development 6 in technology 4 in environmental science and 5 new employees who were previously employed by Impact Engineering, who we acquired subsequent to December 31, 2018. See “Growth by Acquisition – Subsequent Event” above. We also utilize the services of three independent contractors focused on business development, and a revolving number of referral agents.

Our employees work at will and are not represented by a collective bargaining unit. We believe our relationship with our employees is excellent. We require all our employees and consultants to sign a confidentiality and non-disclosure agreement. Our success relies on our ability to hire additional employees, particularly on the sales side in markets around the world. We believe there are numerous high quality people to choose from throughout our area of operations.

Trademarks and Patents

We have applied for and received or are awaiting receipt of the following pending registrations with the US Patent and Trademark Organization:

Application	Mark / Patent	Owner	Filing Date	Country	Status
85950395	Mark	URBAN-GRO	June 04, 2014	USA	Registered Reg. No. 4,618,322
87199613	Mark	OPTI-DURA	October 11, 2016	USA	Allowed – Intent to Use
86340114	Mark	SOLEIL	July 17, 2014	USA	Registered Reg. No. 5,209,707
87425701	Mark	SOLEIL	April 26, 2017	USA	Pending
87671876	Mark	SOLIEL GIVES YOUR CROP A VOICE	November 3, 2017	USA	Pending
15/626,085	Patent	URBAN-GRO	June 17, 2017	USA	Office Action Issued January 3, 2019
15/626,079	Patent	URBAN-GRO	June 17, 2017	USA	Office Action Issued December 28, 2018

We have also applied for trademark registrations for these Marks in other countries as well, including Canada, the UK and with the European Union.

Application	Mark	Filing Date	Country	Status
1930075	URBAN-GRO	November 13, 2018	Canada	Pending
1864717	OPTI-DURA	October 26, 2017	Canada	Pending
1864713	SOLEIL	October 26, 2017	Canada	Pending
3266410	SOLEIL	October 26, 2017	UK	Registered Reg. No. 3,266,410
3266415	URBAN-GRO	October 26, 2017	UK	Registered Reg. No. 3,266,415
017391781	SOLEIL	October 26, 2017	EU	Registered Reg. No. 017391781
017391806	URBAN-GRO	October 26, 2017	EU	Pending

We have also applied for trademark registrations for these Marks in other countries as well, including Canada, the UK and with the European Union.

Patents. Provided that we execute definitive agreements with Edyza, as part of the proposed business relationship we will be assigned the ownership of the following two patent rights: See “BUSINESS – Investment into Edyza Sensors”

Patent Application 1: Sensor Rods

Edyza has filed a provisional patent under “Mizi Technology” that supports the modular system used within the Edyza Mizi soil moisture sensor which can serve several purposes. This patent will be converted to a non-provisional patent by 06/19/2017.

Application Number	62/351,989
Filing Date	06/19/2016
Title	Modular sensor architecture for soil and water analysis at various depths from the surface
Inventor(s)	Rana Basheer and Atul Patel
Applicant(s)	Rana Basheer and Atul Patel

This patent application provides the foundation for critical claims that create a protection for both modularity in hardware design and modularity in sensing data. This enables the extension of the product line into different grow mediums.

Patent Application 2: Moisture and Salinity Measurements

A second provisional patent is being prepared and filed for the measurement of moisture and salinity as a factor of soil resistance and capacitance. Pursuant to the proposed terms of the joint venture with Edyza, this patent will be assigned to us, provided definitive agreements are executed by the parties, of which there is no assurance. Edyza will continue to work on the processing of the patent until it is converted to a non-provisional status.

We also acknowledge that certain protections normally available to us related to design or other utility patents in the cannabis industry would not currently be enforceable under federal law.

We attempt to protect our intellectual property via the deployment of non-disclosure agreements with both prospects as well as licensees. There are no assurances that these non-disclosure agreements will prevent a third party from infringing upon our rights.

Item 1A. Risk Factors.

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties.

Our principal place of business is located at 1751 Panorama Point, Units F and G, Lafayette, CO 80026. This location consists of approximately 10,000 square feet, including approximately 3,500 of office space and 6,500 square feet of warehouse space. The relevant lease expires August 31, 2020, but contains a one-year extension, at our discretion. We pay monthly rent of $7,500, through August 2018, and $7,750 for the remaining term of the lease. We believe we will require additional space in the near future to facilitate our anticipated growth. We are currently looking at finding additional or new space.

In 2018, we surpassed the 50-employee mark, and consequently, decided to seek out additional office space. We opened a satellite office in the downtown WeWork The Lab facility. This centrally located office allows us access to the larger technology and engineering talents pools located in the Denver metro area and the Denver Tech Center This location does not work on leased space. Rather, it provides for a Membership Agreement. The Membership Agreement began in November 2018 and terminates in April 2019. We pay monthly rent of $13,160 through the end of the lease. The membership provides for offices for 23 persons, plus conference room availability and other business related amenities.

We entered into a lease agreement with Bravo Lighting a related party, to sublease office space for 12 months commencing in September 2017, which was renewed in September 2018. Minimum lease payments are $24,000 in 2019.

We lease two cars for the use of our employees, which lease commenced in December 2017. Annual lease payments of $11,550 are required through termination of the leases in December 2020.

We are also currently considering expanding the physical presence of our operations by opening satellite offices in California and the Northeast US but have not identified specific locations as of the date of this Report.

Item 3. Legal Proceedings.

We have incurred a sales tax liability involving sales we made during 2015 and 2016 in 7 separate states. We were incorrectly advised by our prior accounting firm that we were exempt from the obligation to pay sales tax on these sales. We have set up payment plans with the various taxing agencies to relieve the obligation. The payment plans require monthly payments in various amounts for a period of 12 months or less ending August 2019. Additionally, as of December 31, 2018, we had collected $37,745 from customers for sales tax obligations resulting in a $39,377 receivable from customers for sales tax obligations as of December 31, 2018. We believe it is more likely than not that the majority of the balance can be relieved by the customers providing us with evidence that the sales tax due was paid directly to the state. This will also reduce the amount of the liability we owe to the taxing agencies. We estimate our current maximum liability to be $401,281

Other than disclosed above, from time to time we become involved in or are threatened with what we consider to be immaterial disputes. Currently, we are not involved in any legal proceedings, nor are we aware of any legal proceedings threatened or in which any director or officer or any of their affiliates is a party adverse to our Company or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of the date of this Report there is no market for our Common Stock. In December 2018 we caused a licensed market maker to file an application with FINRA to list our Common Stock for trading. While no assurances can be provided and based upon oral conversations that have occurred with OTC Markets, we hope to list our common stock for trading on the OTCQX market. There can be no assurances that our Common Stock will be approved for listing on the OTCQX, or any other existing U.S. trading market.

Holders

As of the date of this Report we had 125 holders of record for our Common Shares. See “DESCRIPTION OF SECURITIES.”

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

While our common stock has not been approved for trading as of the date of this report, we expect that if and when so approved our Common Stock will be defined as a “penny stock” under the Securities and Exchange Act. It is anticipated that our Common Stock will remain a penny stock until such time as the market price exceeds $5.00 per share.

The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer, Inc.  Their address is 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado, 80209.  Their phone number is (303) 282-4800.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

Our executive office is located at 1751 Panorama Point, Unit G, Lafayette, CO 80026, and our phone number is (720) 390-3880. We also maintain offices in Denver, CO. Our Company website is www.urban-gro.com, which contain a description of our Company and products, but such websites and the information contained on our websites are not part of this Report.  In addition, we also maintain branded product websites of www.soleiltech.ag and www.opti-dura.com.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended December 31, 2018 compared to 2017

During the year ended December 31, 2018, we generated revenues of $20,050,776, compared to revenues of $12,298,015 during the year ended December 31, 2017, an increase of $7,752,761 (63%). This increase in revenues is attributable to sales of cultivation technology systems, which increased by $2,520,960. We generate revenue both from (i) working with facility owners to design and build out new facilities, and (ii) selling consumable products once existing facilities are operational. While this increase may be attributable to the general growth of the cannabis industry in North America which has provided us with additional sales opportunities, we also believe that this increase in revenue occurred primarily as a result of our increased emphasis on our cultivation technologies segment. Revenue in this revenue stream increased by $2,520,960(138%) compared to the years ended December 31, 2017, as a result of increased sales in water treatment systems, fans and benches. During the years ended December 31, 2018, our fertigation revenue also increased by $3,286,894(87.5%), from the comparable period in 2017, which we attribute to the continued expansion of the cannabis industry in both the US and Canada. As cannabis cultivation projects increase in size there is a larger demand for fertigation controls, which we meet through the sale of our Argus line of products. Our sales of consumables also increased by $876,749 (35.7%) during the year ended December 31, 2018 compared to 2017.

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

Cost of sales increased to $13,892,025 during the years ended December 31, 2018, compared to $9,244,329 during 2017, an increase of $4,647,696. These increases are directly related to our increased revenues.

Operating expenses also increased during the years ended December 31, 2018 compared to 2017 by $4,542,506, from $5,416,829 in the years ended December 31, 2017, to $9,959,335 in 2018. Marketing expense increased by $666,008 due to increases in advertising expenses, business development and costs of attendance at trade shows. General and administrative expense increased by $2,715,511 due to our expanding work force. During 2018 our number of employees increased by 20, including additional members of management, which increased compensation expense. Additional expenses were incurred arising out of increased technology professional staffing in anticipation of launching our Soleil® sensor platform. Professional fees also increased by $18,125, from $603,466 during the year ended December 31, 2017, to $621,591 in 2018 due to increased legal and accounting fees and general business consultants. Travel expense increased by $82,531 due to our expanding sales and marketing to additional jurisdictions. Stock compensation expense for the years ended December 31, 2018 and 2017 was $1,245,826 and $84,839, respectively, based on the vesting schedule of the stock grants.

Through repayment of debt and conversion of previously existing debt to equity, interest expense in the years ended December 31, 2018 decreased to $119,961, compared to $216,576 incurred during 2017.

As a result, we incurred a net loss of $3,895,873 during the year ended December 31, 2018 ($0.16 per share), compared to a net loss of $2,577,395 during the year ended December 31, 2017 ($0.11 per share).

Liquidity and Capital Resources

As of December 31, 2018, we had cash or cash equivalents of $1,178,852.

Net cash used in operating activities was $2,285,136 in 2018, compared to cash provided by operating activities  of $244,661 in 2017. We anticipate that overhead costs and other expenses will increase in the future as we continue to expand our operations.

Cash flows used in investing activities were $1,264,803 in 2018 compared to $612,543 used in 2017. Cash flows provided by financing activities were $3,072,000 in 2018, compared to $2,007,210 provided by financing activities during the year ended December 31, 2017.

During the year ended December 31, 2018, 558,833 shares of Common Stock previously reserved for issuance to employees, vested and were issued.

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

We currently have five other notes outstanding, four of which are unsecured. Two of the note holders agreed to convert $300,000 and $200,000 of their respective notes into shares of our Common Stock as part of our private placement of Common Stock in 2017, leaving a balance of $80,000 and $100,000, respectively. Interest accrues at 20.4% and 18% per annual on these notes. Both are unsecured and due June 30, 2019. The third note has a principal balance of $300,000, accrues interest at the rate of 19.8% per annual and was due to mature March 23, 2018. In March 2018 this note was extended for one year. In consideration for the lender’s agreement to extend this note we issued 6,000 warrants, each exercisable to purchase one share of our Common Stock at a price of $1 per share for a term of five years. Interest is paid twice monthly. In March 2019, we paid the lender $35,000 to reduce the principal balance to $265,000 and extended the maturity to April 30, 2019.

In October 2018, we received a $1 million unsecured loan from James Lowe, a director, which is due on or before April 30, 2019. The loan has a one-time origination fee of $12,500. Interest accrues at the rate of 12% per annum and is paid monthly. As additional consideration for the loan we granted Mr. Lowe an option to purchase 30,000 shares of our common stock at an exercise price of $1.20 per share, which option is exercisable for a period of five (5) years. The loan is guaranteed by Messrs. Nattrass and Gutierrez, two of our officers, directors and our principal shareholders.

Effective November 20, 2018, we entered into a letter of intent (“LOI”) with Hydrofarm Holdings Group, Inc. (“Hydrofarm”) whereby Hydrofarm would acquire all of our issued and outstanding common stock (the “Merger”). The LOI provided that Hydrofarm would extend to us a secured, interest only, note payable upon execution of the LOI. The note is secured by all of our currently existing and future assets. Interest accrues at 8% per year and is paid quarterly. The note matures on the earlier of: (a) 90 days after the date of abandonment of the Merger; (b) acceleration of the note payable due to our being in default; or (c) December 2023. Although the Merger has not been abandoned and the LOI has not been terminated by either party, there are currently no discussions between the parties pertaining to the Merger and we believe the note payable should be classified as a current maturity. The Hydrofarm note requires us to obtain the permission of Hydrofarm to engage in various activities, including additional financing. In February 2019 we provided applicable notice of our agreement with 4Front discussed herein to raise additional debt and/or equity. Hydrofarm provided their consent, which reaffirms our belief that the relevant note remains in good standing.

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

Subsequent Event

Effective January 9, 2019, we executed a letter agreement with 4Front Capital Partners, Inc., Toronto, Canada (“4Front), whereby 4Front agreed to act as our exclusive placement agent in connection with a proposed private offering of up to $6 million of either debt or equity securities, or a combination of the same, at a price to be determined, on a “best efforts” basis.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2018.

Critical Accounting Policies and Estimates

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

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

In February 2016, the FASB issued ASU 2016-02 “Leases”, which together with subsequent amendments is included in ASC 842, “Leases”. Most significantly, ASC 842 requires a lessee to recognize on the statement of financial position a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. ASC 842 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is adopting ASC 2016-02 effective January 1, 2019 under the modified retrospective method with respect to lease contracts in effect as of the adoption date. The adoption of ASC 2016-02 will increase our assets and liabilities by approximately $139,000 as of January 1, 2019 due to the recognition of right-of-use assets and lease liabilities with respect to operating leases. The Company does not believe the adoption of ASC 842 will have a material effect on its financial position, results of operations or cash flows

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements in Nonemployee Share-Based Payment Accounting” which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The update is effective for fiscal years beginning after December 31, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is adopting ASU 2018-07 effective January 1, 2019 and does not believe the adoption of ASU 2018-07 will have a material effect on its financial position, results of operations or cash flows.

There are other various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Management has reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 8. Financial Statements And Supplementary Data

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

none

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure Controls and Procedures–Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2018, at reasonable assurance levels.

We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, management has concluded that as of December 31, 2018, our disclosure controls and procedures and internal control over financial reporting were ineffective, based in part on the issues discussed above.

Item 9b. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

The following exhibits are included with this report:

Exhibit No.	Description

21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

The following exhibits have previously been filed with the Securities and Exchange Commission on the date indicated.

Exhibit No.	Description

3.1	Articles of Incorporation filed with the Colorado Secretary of State on March 10, 2017 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.2	Bylaws of Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.3	Specimen Stock Certificate (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.1	Letter Agreement between Edyza, Inc. and Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.2	Intellectual Property Purchase and Assignment Agreement between Edyza, Inc. and Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.3	Membership Interest Purchase Agreement between Total Grow Holdings, LLC and Registrant dated February 15, 2018 (incorporated by reference to Form S-1Registration Statement filed on May 15, 2018)

10.4	Business Lease between JW Properties, LLC and Registrant dated July 22, 2015 (incorporated by reference to Form S-1Registration Statement filed on May 15, 2018)

10.5	Commercial Lease Agreement between Bravo Lighting, LLC and Registration (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.6	Promissory Note from Registrant to Bravo Lighting, LLC dated July 31, 2016 (incorporated by reference to Form S-1/A Registration Statement filed on July 11, 2018)

10.8	Form of Common Stock Purchase Warrant issued to Michael Sandy Bank dated April 19, 2018 (incorporated by reference to Form S-1/A Registration Statement filed on July 11, 2018)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

URBAN-GRO, INC.

Dated: April 1, 2019	By:	/s/ Bradley Nattrass
Bradley Nattrass Principal Executive Officer

	By:	/s/ George R. Pullar
George R. Pullar, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2019.

/s/ Bradley Nattrass
Bradley Nattrass, Director

/s/ Octavio Gutierrez
Octavio Gutierrez, Director

/s/ George R. Pullar
George R. Pullar, Director

/s/ Lewis O. Wilks
Lewis O. Wilks, Director

/s/ James H. Dennedy
James H. Dennedy, Director

/s/ Lance Galey
Lance Galey, Director

/s/ James Lowe
James Lowe, Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of urban-gro, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of urban-gro, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders deficit and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s operating losses, accumulated deficits, and operating cash outflows raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

We have served as the Company's auditor since 2017.

Lakewood, CO

April 1, 2019

urban-gro Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

Assets
Current Assets
Cash	$1,178,852	$1,656,791
Accounts receivable, net	501,191	642,553
Inventory	1,214,224	1,124,714
Related party receivable	122,356	13,540
Prepayments and advances	928,682	859,277
Total current assets	3,945,305	4,296,875

Non-current assets
Property, plant, and equipment, net	$441,141	$224,824
Investments	1,261,649	400,000
Other assets	96,669	44,693
Total non-current assets	1,799,459	669,517

Total assets	$5,744,764	$4,966,392

Liabilities
Current liabilities
Accounts payable	$1,630,893	$1,338,661
Accrued expenses	1,144,142	1,256,115
Related party payable	18,802	93,394
Customer deposits	3,298,609	3,151,250
Short term notes payable	3,478,869	188,000
Total current liabilities	9,571,315	6,027,420

Non-current liabilities
Long term notes payable	$–	$300,000
Total long-term liabilities	–	300,000

Total liabilities	9,571,315	6,327,420

Commitments and contingencies, note 10

Equity
Preferred stock, $0.1 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,229,833 and 25,046,000 shares issued and outstanding as of December 31, 2018, and December 31, 2017 respectively	25,230	25,036
Additional Paid in Capital	4,688,272	3,258,116
Retained earnings / (deficit)	(8,540,053)	(4,644,180)
Total equity (deficit)	(3,826,551)	(1,361,028)
Total liabilities and equity	$5,744,764	$4,966,392

See accompanying notes to financial statements

urban-gro Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For The Years Ended
	December 31,	December 31,
	2018	2017
Revenue	$20,050,776	$12,298,015

Cost of goods sold	13,892,025	9,244,329
Gross profit	6,158,751	3,053,686

Operating expenses
Marketing	$1,068,629	$402,621
General and administrative	7,644,880	4,929,369
Stock Compensation	1,245,826	84,839
Total operating expenses	9,959,335	5,416,829

Loss from operations	(3,800,584)	(2,363,143)

Other Income (Expenses)
Other income	24,672	2,324
Interest expense	(119,961)	(216,576)
Total other expenses, net	(95,289)	(214,252)

Income Tax expense	–	–

Net income (loss)	$(3,895,873)	$(2,577,395)

Comprehensive income (loss)	$(3,895,873)	$(2,577,395)

Earnings (loss) per share
Net loss per share - basic and diluted	$(0.16)	$(0.11)

Weighted average outstanding shares for the periods ended December 31, 2018 and December 31, 2017- basic and diluted*	24,848,239	23,315,227

*Weighted shares outstanding for the period ended December 31, 2017 were recalculated from partnership units to common stock shares with a conversion rate of 193.3936722 shares for each LLC unit.

See accompanying notes to financial statements

urban-gro Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED December 31, 2017 and 2018

				Additional	Retained Earnings	Total
	Members'	Common Stock		Paid in	(accumulated	Shareholders'
	Equity	Shares	Amount	Capital	deficits)	Deficit
Balance, December 31, 2016	$742,313	–	$–	$–	$(2,066,785)	$(1,324,472)
Common stock converted from LLC Units	(742,313)	22,500,000	22,500	719,813	–	–
Common stock issued in settlement of debt	–	500,000	500	499,500	–	500,000
Sale of common stock	–	2,046,000	2,036	1,953,966	–	1,956,002
Stock based compensation	–	–	–	84,837	–	84,837
Net loss for year ended December 31, 2017	–	–	–	–	(2,577,395)	(2,577,395)
Balance, December 31, 2017	$–	25,046,000	$25,036	$3,258,116	$(4,644,180)	$(1,361,028)
Clawback of stock granted	–	(375,000)	(375)	375	–	–
Payment of outstanding balance for PPM	–	–	–	80,000	–	80,000
Stock based compensation	–	–	–	1,345,825	–	1,345,825
Stock Grant Program Vesting	–	558,833	568	(568)	–	–
Warrants	–	–	–	4,525	–	4,525
Net loss for year ended December 31, 2017	–	–	–	–	(3,895,873)	(3,895,873)
Balance, December 31, 2018	$–	25,229,833	$25,230	$4,688,272	$(8,540,053)	$(3,826,551)

See accompanying notes to financial statements

urban-gro Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,	December 31,
	2018	2017
Cash Flows from Operating Activities
Net Loss	$(3,895,873)	$(2,577,395)
Adjustment to reconcile net loss from operations:
Depreciation and amortization	154,136	75,605
Warrant expense	3,394	–
Inventory write-offs	77,531	82,404
Bad debt expense	106,464	141,288
Stock compensation expense	1,245,826	84,839
Changes in Operating Assets and Liabilities
Accounts receivable	(73,917)	(286,642)
Inventory	(167,040)	(331,203)
Prepayments and advances	(69,409)	(742,231)
Other assets	(19,275)	(3,995)
Accounts payable	217,640	421,380
Accrued expenses	(11,973)	608,541
Customer deposits	147,360	2,772,070
Net Cash Provided by (Used in) Operating Activities	(2,285,136)	244,661

Cash Flows from Investing Activities
Purchase of investment	(861,649)	(400,000)
Purchases of property and equipment	(369,480)	(204,494)
Purchases of intangible assets	(33,674)	(8,049)
Net Cash Used Provided By (Used In) Investing Activities	(1,264,803)	(612,543)

Cash Flows from Financing Activities
Issuance of capital stock	80,000	1,956,002
Proceeds from issuance of notes payable	2,000,000	300,000
Proceeds from related party loan	1,000,000	–
Repayment of notes payable	(8,000)	(248,792)
Net Cash Provided by (Used In) Financing Activities	3,072,000	2,007,210

Net Increase (Decrease) in Cash	(477,939)	1,639,328
Cash at Beginning of Period	1,656,791	17,463
Cash at End of Period	1,178,852	1,656,791

Supplemental Cash Flow Information:
Interest Paid	119,961	216,576
Income Tax Paid	–	–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce convertible and promissory notes payable	–	(500,000)
Common stock retired	375

See accompanying notes to financial statements

urban-gro, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

Urban-gro Inc. (the “Company”), is a Colorado corporation that was founded in 2014 as a limited liability company before converting to a corporation on March 10, 2017. The Company is an end-to-end agricultural solutions firm focused on cannabis and traditional agriculture produce growers. It provides design, engineering, and technology implementation in high-performance commercial cannabis cultivation facilities. The types of integrated cultivation systems include environment controls and automated fertigation and irrigation systems, commercial-grade light systems including light-emitting diode (LED) and high-pressure sodium (HPS) grow light systems, a complete line of water treatment solutions, rolling and automated benching systems, fans, and odor mitigation systems. Post start-up, the Company also markets a line of Integrated Pest Management products as well as an agriculture technology platform. The Company markets its products and services throughout the United States and Canada. During 2018 the Company also made preliminary efforts on projects in other countries as well, including Mexico, Jamaica and Colombia.

In June 2018, the Company formed urban-gro Canada Technologies, Inc. as a wholly owned Canadian subsidiary company which it intends to utilize for all of its Canadian sales operations. As of December 31, 2018 this subsidiary is still in the preparation for operations with our Canadian customers.

Basis of Presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Business Plan

The Company’s diversification plans have led to the strategic decision to focus on brand as an ancillary national market leader delivering the best in class value added product solutions to cannabis cultivators. Management has implemented the following actions to increase profit margins and generate positive operating cash flow: 1) Establish strategic partnerships with our vendors to decrease costs; 2) Implement design fees associated with designing environmental controls and fertigation systems; 3) Create a commissioning team and charge commissioning fees for training staff and starting up new environmental controls and fertigation systems; 4) Sell best-in-class systems, and 5) Design and implement integrated pest management plans for our customers and sell biological controls and pesticides to these customers. While no assurances can be provided, management believes these objectives will increase the Company’s gross profit and increase cash provided by operations.

Liquidity

Since inception the Company has incurred operating losses and has funded its operations primarily through issuance of equity securities, unsecured debt, and operating revenue. As of December 31, 2018, the Company had an accumulated deficit of $8,540,053, working capital deficit of $5,626,010, and negative stockholders’ equity of $3,826,551. The Company has evaluated its projected cash flows and believes that its cash and cash equivalents of $1,178,852 as of December 31, 2018, will be sufficient to fund the Company’s operations through at least twelve months from the issuance date of these consolidated financial statements, or at least through March 31, 2020. Future financings, if necessary, may not be available to the Company at acceptable terms, or at all. Sales of additional equity securities would result in the dilution of equity interests of current shareholders. These facts and conditions raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph regarding going concern qualification in its audit report. However, our management believes the $2,500,000 committed by 4front Capital Partner as described in Note 16 Subsequent events, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending March 31, 2020 there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. Any such financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, inventory write offs, and allowance for bad debt.

Going Concern Assessment

With the implementation of, ASC No. 205-40, beginning with the year ended December 31, 2016 and all annual and interim periods thereafter, we assess going concern uncertainty for our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date the consolidated financial statements are issued or are available to be issued, which is referred to as the “look - forward period” as defined by ASC No. 205-40. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, and estimates, and make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, among other factors, if necessary, within the look-forward period in accordance with ASC No 205-40.

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

Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated with observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at December 31, 2018 and December 31, 2017 approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2018 and 2017.

Cash and Cash Equivalents

The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2018 and 2017, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits. The Company has not experienced any losses related to these balances and believes the risk to be minimal.

Accounts Receivable, Net

Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. As of December 31, 2018 and 2017, the balance of allowance for doubtful accounts was $18,920 and $63,455, respectively. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Occasionally the Company will write off bad debt directly to the bad debt expense account when the balance is determined to be uncollectable. Bad debt expense for the years ended December 31, 2018 and 2017 was $106,464 and $141,288, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory cost is determined using the average cost method. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. All inventory is finished goods and no raw products or work in progress is recorded on the balance sheets. Write-downs and write-offs are charged to cost of goods sold at the realization of change in value. Once written down, inventories are carried at this lower cost basis until sold or scrapped. There are no raw products or work in process inventories recorded on the balance sheets.

Property, Plant and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. No impairment charges were recorded for the twelve months ended December 31, 2018 and 2017.

The estimated useful lives for significant property and equipment categories are as follows:

Computer and Technology Equipment	3 years
Furniture and Equipment	5 years
Leasehold Improvements	Lease term
Vehicles	3 years
Other Equipment	3 or 5 years
Software	3 years

Intangible Assets

The Company’s intangible assets, consisting of legal fees for application of patents and trademarks and license fees paid for inspection services, are recorded at cost. Patents and trademarks, once approved, will be amortized using the straight-line method over an estimated life, generally 5 years for patents and 10 to 20 years for trademarks. License fees are amortized over 10 years. Intangible assets are included in “other assets” on the balance sheets. The net balance of intangible assets for December 31, 2018 and 2017 was $63,755 and $31,054, respectively. Amortization expense totaled $974 and $0 for the years ended December 31, 2018 and 2017, respectively.

Equity Investments

In the first quarter of 2018, the Company adopted ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10)”. Under ASU 2016-01, entities no longer use the cost method of accounting for equity investments but can instead elect a measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC 820, “Fair Value Measurement” to estimate fair value using the NAV per share method. After management’s assessment of its two equity investments, management concluded that these two investments should be accounted for using the measurement alternative. Under the alternative, the Company measures these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer, and the Company has to make a separate election to use the alternative for each eligible investment and has to apply the alternative consistently from period to period until the investment’s fair value becomes readily determinable. ASU further requires that the Company should use prospective method for all equity investments without readily determinable fair values.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given to whether that control happens over time or not. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

Customer Deposit

The Company’s policy is to collect deposits from customers at the beginning of the project prior to the design phase. The customer payments received are recorded as a customer deposit liability on the balance sheets. When the project is complete and meets all the criteria for revenue recognition, the deposit is recorded against the customer’s accounts receivable balance. In certain situations when the customer has paid the deposit and design work has been completed but the customer chooses not to proceed with the project, the Company may keep the deposit and book it to revenue.

Cost of Goods Sold

The Company’s policy is to recognize cost of goods sold the same manner as, and in conjunction with, revenue recognition. The Company’s cost of revenues includes the costs directly attributable to revenue recognized and includes expenses related to the purchasing of products, fees for third-party commissions and shipping costs. Total shipping costs included in the cost of goods sold for the years ended December 31, 2018 and 2017 was $490,526 and $198,822, respectively.

Income Taxes

The Company files a federal income tax return in the United States. In addition, it files income tax returns in state and local jurisdictions as applicable. Provisions for current income tax liabilities, if any, would be calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings, if any, would also include deferred income tax provisions.

Deferred income tax assets and liabilities, if any, would be computed on differences between the financial statement bases and tax bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities would be included as a component of income tax expense. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates would be charged or credited to income tax expense in the period of enactment. Valuation allowances would be established for certain deferred tax assets when realization is not likely.

Assets and liabilities would be established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in the judgement of the Company, do not meet a more-likely-than-not threshold based on the technical merits of the positions. Valuation allowances would be established for certain deferred tax assets when realization is not likely.

Advertising Costs

The Company expenses advertisings costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expense incurred for the years ended December 31, 2018 and 2017 was $153,878 and $54,412, respectively.

Derivative financial instruments

The Company accounts for its warrants issued in accordance with the GAAP accounting guidance under ASC 480, “Distinguishing Liabilities from Equity”. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term, risk-free interest rate, and expected volatility of the price of the underlying common stock. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants and the assumptions used in the Black-Scholes option-pricing model are moderately judgmental.

Share Based Compensation

The Company periodically issue shares of its common stock to employees and consultants in non-capital raising transactions for fees and services.

The Company accounts for stock issued to non-employees in accordance with ASC 505-50, Equity, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

The Company accounts for stock grants issued and vesting to employees based on ASC 718, Compensation – Stock Compensation, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. Accounting for stock-based compensation to employees requires the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values. The Company also estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from our estimates.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share under ASC subtopic 260-10, Earnings Per Share, Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

Recently Issued Accounting Pronouncements

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which together with subsequent amendments is included in ASC 842, “Leases”. Most significantly, ASC 842 requires a lessee to recognize on the statement of financial position a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. ASC 842 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is adopting ASC 2016-02 effective January 1, 2019 under the modified retrospective method with respect to lease contracts in effect as of the adoption date. The adoption of ASC 2016-02 will increase our assets and liabilities by approximately $139,000 as of January 1, 2019 due to the recognition of right-of-use assets and lease liabilities with respect to operating leases. The Company does not believe the adoption of ASC 842 will have a material effect on its financial position, results of operations or cash flows

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements in Nonemployee Share-Based Payment Accounting” which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The update is effective for fiscal years beginning after December 31, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is adopting ASU 2018-07 effective January 1, 2019 and does not believe the adoption of ASU 2018-07 will have a material effect on its financial position, results of operations or cash flows.

There are other various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company purchases some cultivation products from Bravo Lighting d/b/a Bravo Enterprises (“Bravo”) and enviro-glo, manufacturers and a distributor of commercial building lighting and other product solutions with common control by the Company’s CEO, Bradley Nattrass and CDO Octavio Gutierrez. Purchases from Bravo and Enviro-Glo for the years ended December 31, 2018 and 2017 were $276,443 and $526,002, respectively. Outstanding receivables from Bravo and Enviro-Glo as of December 31, 2018 and 2017 totaled $43,120 and $13,540, respectively. Net outstanding payables incurred for purchases of inventory and other services to Bravo and Enviro-Glo as of December 31, 2018 and 2017 totaled $5,562 and $93,394, respectively.

The Company also entered into a lease agreement with Bravo Lighting, a related party, to sublease office space for 12 months commencing in September 2018. Minimum monthly lease payments are $24,000 for the remainder of the leases.

The Company has consulted with Cloud 9 Support, LLC a company owned by James Lowe, a board member and debt holder. Cost of Services provided by Cloud 9 Support, LLC during the years ended December 31, 2018 and 2017 were 84,746 and $58,196, respectively. Cloud 9 Support LLC also purchases materials from the Company for use with their customers. Total sales to Cloud 9 Support, LLC from the Company during the years ended December 31, 2018 and 2017 were $370,948 and $312,041, respectively. Outstanding receivables from Cloud 9 Support, LLC as of December 31, 2018 and 2017 totaled $79,235 and $42,237, respectively. Net outstanding payables incurred for purchases of inventory and other services to Cloud 9 Support, LLC as of December 31, 2018 and 2017 totaled $13,240 and $7,168, respectively.

In October 2018, the Company received a $1 million unsecured loan from James Lowe, a director, which is due on or before April 30, 2019. The loan has a one-time origination fee of $12,500. Interest accrues at the rate of 12% per annum and is paid monthly. As additional consideration for the loan the Company granted Mr. Lowe an option to purchase 30,000 shares of its common stock at an exercise price of $1.20 per share, which option is exercisable for a period of five (5) years. The loan is guaranteed by Messrs. Nattrass and Gutierrez, two of the Company’s officers, directors and our principal shareholders.

NOTE 4 – PREPAYMENTS & ADVANCES

Prepayments and Advances is comprised of advances paid to employees, prepaid services and fees and prepayments paid to vendors to initiate orders. The prepaid balances are summarized as follows:

	December 31,	December 31,
	2018	2017
Advances to Employees	$–	$4,960
Prepaid Services and Fees	152,204	8,875
Vendor Prepayments	776,478	845,442
	$928,682	$859,277

NOTE 5 - PROPERTY PLANT & EQUIPMENT, NET

Property Plant and Equipment balances are summarized as follows:

	December 31,	December 31,
	2018	2017
Computers & Technology Equip	$61,910	$37,366
Furniture and Fixtures	30,162	24,825
Leasehold Improvements	143,215	143,215
Vehicles	132,875	149,028
Software	233,783	6,550
R&D Assets	84,031	–
Other Equipment	65,140	20,653
Accumulated depreciation	(309,975)	(156,813)
Property plant and equipment, net	$441,414	$224,824

Depreciation expense for the years ended December 31, 2018 and 2017 totaled $153,162 and $75,605, respectively.

NOTE 6 – INVESTMENTS

In November 2017, the Company entered into an agreement with Edyza Sensors, Inc., (”Edyza”), wherein the Company became Edyza’s exclusive agricultural partner in Edyza’s attempt to provide wireless sensors to the cultivation solutions offered by the Company to the cannabis industry. As part of the terms of this agreement, Edyza has assigned the Company all of their global rights to two patent pending applications for sensor rods and moisture and salinity measurements, along with any additional patent rights that may arise as a result of this collaboration. In addition, in 2017 Edyza issued the Company a Simple Agreement for Future Equity, to provide the Company with an ownership interest in Edyza in the principal amount of $400,000, issued when Edyza engaged in a priced round of investment or liquidation occurs. In August 2018, the Company terminated the Simple Agreement for Future Equity in exchange for 442,685 shares of Edyza Common Stock issued at a conversion price per share of $0.0903577. In 2018 the Company also purchased an additional 442,685 shares of Edyza common stock for $400,000. As of December 31, 2018, $325,000 has been paid to Edyza. Future payments of $75,000 are due in January 2019. As of December 31, 2018, the Company owned 885,370 shares of Edyza Common Stock, equal to a current ownership percentage of 10% on a fully diluted basis of Edyza’s issued and outstanding securities. The Company measures this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2018, the Company determined that no impairment is necessary given the recent valuations and no change in qualitative factors.

The Company has partnered with Total Grow Holdings, LLC (d/b/a/ Total Grow Control, LLC) (“TGH”) to develop and launch a line of environmental controls and fertigation/irrigation distribution products in the form of a Batch Fertigation System and an Inline Fertigation System. In February 2018, the Company entered into an agreement with TGH to purchase 5% of TGH’s membership interests on a fully diluted basis for $125,000. The agreement also contains two separate options for the Company to purchase additional membership interests in TGH and a purchase right for the Company to acquire all of the outstanding membership interests in TGH. The first option was exercisable from July 1, 2018 thru August 31, 2018 and allowed the Company to acquire an additional 5% of TGH’s membership interests on a fully diluted basis for $150,000. The second option is exercisable from February 15, 2019 thru May 15, 2019 and allows the Company to acquire an additional 15% of TGH’s membership interests on a fully diluted basis for $525,000. The purchase right is exercisable from May 15, 2019 thru February 15, 2020 and allows the Company to acquire all of the outstanding membership interests in TGH based on a total valuation of TGH of $7,500,000. In July 2018, the Company elected to exercise the first option and purchased an additional 5% of TGH’s fully diluted membership interests for $150,000. In January 2019 the Company and TGH negotiated the terms of the second option and the Company elected to purchase an additional 15% of TGH’s fully diluted member interests for $525,000. As of December 31, 2018, the Company had paid TGH $158,000 for the additional 5% fully diluted membership interests. Future payments of $36,000 are due every two weeks through May 2019 until the remaining balance of $367,000 has been paid. As of March 31, 2019, the Company had made total payments of $336,000. The Company has capitalized an additional $15,766 in legal fees associated with the purchases of the TGH membership interests. As of December 31, 2018, the Company’s fully diluted ownership interest in TGH is less than 20% and, the Company measures these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2018, the Company determined that no impairment of its investment in TGH is necessary given the recent valuations and no change in qualitative factors.

NOTE 7 – COST OF PATENTS

Costs of patents, which consist of legal costs paid to third parties to establish a patent, are capitalized until such time that the patents are approved and issued or rejected. If approved, capitalized costs are amortized using the straight-line method over the estimated lives of the patents, generally five years. There are no issued patents as of December 31, 2018 and 2017.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	December 31,	December 31,
	2018	2017
Accrued operating expenses	240,941	153,946
Accrued stock compensation expense	–	100,000
Accrued wages and related expenses	490,961	377,305
Accrued Interest	10,958	–
Accrued sales tax payable	401,282	624,864
	$1,144,142	$1,256,115

Accrued sales tax payable is comprised of prior period sales tax payable to various states for the years ended December 2015, 2016, and 2017. The Company has set up payment plans with the various taxing agencies to relieve the obligation. The payment plans require monthly payments in various amounts for a period of 12 months or less ending August 2019. Additionally, as of December 31, 2018, the Company has a $39,377 receivable from customers for sales tax obligations. The balance of the receivable is booked under trade receivables. As of December 31, 2018, the Company has collected $37,745 from customers for sales tax obligations. The Company believes it is more likely than not that the majority of the balance can be relieved by the customers providing the Company with evidence that the sales tax due was paid directly to the state. This will also reduce the amount of the liability the Company owes to the taxing agencies.

NOTE 9 – NOTES PAYABLE AND CURRENT PORTION OF NOTES PAYABLE

Unsecured note payable balances totaled $3,478,869 and $488,000 at December 31, 2018 and December 31, 2017, respectively. Interest expense incurred on the unsecured notes payable was $119,961 and $216,576 for the years ended December 31, 2018 and 2017, respectively.

The following is a summary of notes payable excluding related party notes payable:

	December 31,	December 31,
	2018	2017

Unsecured, interest-free, note payable with JW Properties, LLC. Principal is re-paid monthly with a maturity date of May 31, 2018.	$–	$8,000

Unsecured, interest only, note payable with Chris Parkes. Interest payments due monthly at an annual rate of 20.4%. Note payable revised in December 2018 amending principal due and extending maturity date to June 30, 2019. On May 9, 2017, as part of the private placement offering of the Company's common stock, the individual converted part of this note into 300,000 common shares of the Company at $1.00 per share.	80,000	80,000

Unsecured, interest only, note payable with David Parkes. Interest payments due monthly at an annual rate of 18.0%. Note payable revised in December 2018 amending principal due and extending maturity date to June 30, 2019. On May 9, 2017, as part of the private offering of the Company's common stock, the individual converted part of this note into 200,000 common shares of the Company at $1.00 per share.	100,000	100,000

Unsecured, interest only, note payable with Michael S. Bank. Interest at 19.8% per year is paid twice per month. The note contains a demand re-payment provision that can be executed by Mr. Bank at any time by providing a one-time notice. The Company may re-pay any part or the entire principal sum at any time with penalty and abatement of interest expense from date of early payment. The note includes six thousand warrants, each exercisable to purchase one share of the Company's common stock at a price of $1.00 per share. In March, 2019, the Company repaid $35,000 of the principle and extended the maturity date to April 30, 2019.	298,869	300,000

Unsecured, interest only, note payable with Cloud9 Support Inc. The note is personally guaranteed by the Company’s two majority shareholders who are also the Company’s CEO and COO. Interest at 12.0% per year is paid monthly. The note includes additional consideration of 30,000 options at an exercise price of $1.20. The note matures on April 30, 2019.	1,000,000	–

Note Payable with Hydrofarm Holdings Group. Interest accrues at 8.0% per year and is paid quarterly. The note matures on the earlier of: (a) 90 days after the date that the Company and Hydrofarm abandon the Merger; (b) acceleration of the note payable due to the Company being in default; or (c) December 2023.	2,000,000	–

Total	$3,478,869	$488,000
Less current maturities	(3,478,869)	(188,000)
Long Term	$–	$300,000

Effective November 20, 2018, the Company entered into a letter of intent (“LOI”) with Hydrofarm Holdings Group, Inc. (“Hydrofarm”) whereby Hydrofarm agreed to acquire all of the Company’s issued and outstanding common stock (the “Merger”). Pursuant to the terms of the LOI Hydrofarm extended to the Company a secured, interest only note in the principal amount of $5 million. The note is secured by all of our currently existing and future assets Although the Merger has not been abandoned and the LOI has not been terminated by either party, there are currently no discussions between the parties pertaining to the Merger and the Company believes the note payable should be classified as a current maturity. The Hydrofarm note requires the Company to obtain the permission of Hydrofarm to engage in various activities, including additional financing. In February 2019 the Company provided applicable notice of an agreement to raise additional debt and/or equity. Hydrofarm provided their consent, which reaffirms the belief that the relevant note remains in good standing.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases an office and warehouse in Lafayette, Colorado. The lease ends on November 30, 2020.

The Company entered into a lease agreement with Bravo Lighting, a related party, to sublease office space for 12 months commencing in September 2018.

The Company entered a lease agreement to rent additional office space in Denver, CO. The lease began in November 2018 and terminates in April 2019.

The Company leased two cars for the use of its employees in December 2017, which ends in November 2020. The Company leased an additional car in August 2018. The lease ends in July 2021.

The Company leased a townhouse for employee housing in September 2018. The lease ends in May 2019.

The following is a schedule showing future minimum lease payments:

Year ending	Total Minimum
December 31,	Lease Payments
2019	199,190
2020	78,588
2021	3,000
2022	–
2023	–

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.

NOTE 11 – RISKS AND UNCERTAINTIES

Concentration Risk

During the years ended December 31, 2018, two unrelated vendors composed 18% and 11% of total purchases. During the year ended December 31, 2017, two unrelated vendors composed 21% and 13% of total purchases. See Note 3 for discussion of related party transactions. For the years ended December 31, 2018 and 2017, purchases from Bravo represented 2% and 5% of total purchases, respectively. For the years ended December 31, 2018 and 2017, purchases from Cloud 9 Support LLC, represented 1% and 1% of total purchases, respectively.

The Company’s primary suppliers of automated environmental controls and fertigation represented 46% and 16% of total accounts payable outstanding as of December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, one customer represented 14% of total revenue. During the year ended December 31, 2017, no customer represented more than 10% of total revenue.

NOTE 12 – STOCK COMPENSATION

In January 2017, the Company implemented a stock grant program to reward and attract employees with common stock. Stock grants are offered as part of the employment offer package, to insure continuity of employment or as a reward for performance. Each of these grants requires a specific tenure of employment before the grant vests.

Stock compensation expense for the years ended December 31, 2018 and 2017 was $1,245,826 and $84,837, respectively based on the vesting schedule of the stock grants and options. During the year ended December 31, 2018, 558,833 shares vested and were issued to employees. No cash flow affects are anticipated for stock grants.

During the year ended December 31, 2018, the Company reserved 2,141,500 shares of common stock for issuance to employees which will vest after a period of 1, 2 or 3 years of employment. The fair value of the stock is $2,141,500 based on the average share price of $1.00. The following schedule shows stock grant activity for the year ended December 31, 2018.

Total Grants awarded as of December 31, 2017	310,000
Grants awarded	2,141,500
Forfeiture/Cancelled	90,000
Grants vested	558,833
Total Grants awarded as of December 31, 2018	1,802,667

The following table summarizes stock grant vesting periods.

Amount of Shares	Year Ending December 31,
688,499	2019
632,500	2020
481,668	2021
1,802,667

In January 2018, the Company implemented a stock option plan to reward and attract employees and compensate vendors for services. Stock options are offered as part of an employment offer package, to insure continuity of service or as a reward for performance. The stock option plan authorizes 3,000,000 shares of common stock. 1,259,000 options have been awarded under the Plan as of December 31, 2018 and no options were awarded as of December 31, 2017. The fair value of the options is $1,126,003 using the Black-Scholes option pricing based on the estimated market value of the underlying common stock at the valuation measurement date of $0.90, the remaining contractual term of the options of 10 years, risk-free interest rate of 2.75% and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when using option pricing models to estimate the options and the assumptions used in the Black Scholes option-pricing model are moderately judgmental. 100,000 options have vested as of December 31, 2018. The following schedule shows stock option activity for the year ended December 31, 2018.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2017	–	–	–
Issued	1,259,000
Exercised	–
Expired	75,000
Stock options outstanding at December 31, 2018	1,184,000	9.68	$1.15
Stock options exercisable at December 31, 2018	100,000

The following table summarizes stock option vesting periods.

Number of Shares	Year Ending December 31,
415,830	2019
385,831	2020
282,339	2021
1,084,000

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

As of December 2018, the Company’s authorized capital consisted of 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, par value $0.10 per share.

As of December 31, 2017, there were 25,046,000 shares of common stock issued and outstanding.

In March 2018, an executive left the Company and returned 375,000 common shares as part of the related separation agreement. The Company retired the shares and reduced its issued and outstanding stock by 375,000 shares.

As of December 31, 2018, there were no shares of preferred stock issued or outstanding and 25,229,833 shares of common stock issued and outstanding.

NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with the asset and liability method prescribed in ASC 740, “Accounting for Income Taxes”. The Company has adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain. The Company determined the valuation allowances are established when management determines is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company has experienced substantial losses for both book and tax purposes since inception and has no tax provision for the years ended December 31, 2018 and 2017. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and these tax assets are fully reserved based on management’s current estimates.

The Company’s estimated operating loss carryforwards and expiration dates for tax purposes are as follows:

2016 - $1,618,386 expiring in 2036

2017 - $2,182,354 expiring in 2037

2018 - $3,060,443 expiring in 2038

Realization of operating loss carryforwards to offset future operating income for tax purposes are subject to various limitations including change of ownership and current year taxable income percentage limitations.

The Company has no credit carryforwards for tax purposes.

The Company’s tax returns since inception are subject to examination by taxing jurisdictions.

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company issued one round of warrants related to a debt transaction that were issued on April 19, 2018. These were valued on this date per the signed agreements and issuance on April 19, 2018 In

The following table summarizes the Company’s outstanding warrants as of December 31, 2018 and December 31, 2017:

	December 31,		December 31,
	2018		2017
	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	–	–	–	–
Warrants issued	6,000	$1.00	–	–
Warrants exercised	–	–	–	–
Warrants outstanding, end of period	6,000	$1.00	–	–
Warrants exercisable, end of period	6,000	$1.00	–	–

The weighted-average remaining contractual life for warrants outstanding and exercisable at December 31, 2018 is 4.25 years, and the aggregate intrinsic value of the warrants outstanding and exercisable at December 31, 2018 is $0.

In October 2018, for consideration of the loan the Company granted Mr. Lowe an option to purchase 30,000 shares of its common stock at an exercise price of $1.20 per share, which option is exercisable for a period of five (5) years.

NOTE 16 – SUBSEQUENT EVENTS

Effective January 9, 2019, the Company executed a letter agreement with 4Front Capital Partners, Inc., Toronto, Canada (“4Front), whereby 4Front agreed to act as the Company’s exclusive placement agent in connection with a proposed private offering of up to $6 million of either debt or equity securities, or a combination of the same, at a price to be determined, on a “best efforts” basis.

Effective March 7, 2019, the Company acquired 100% of the stock of Impact Engineering, Inc. (“Impact”), a provider of mechanical and electrical engineering services. Management believes the acquisition of Impact will improve the Company’s ability to better serve its current and future customer base by expanding on the fully integrated products and services offered by the Company.

In connection with the acquisition of Impact, the Company issued 500,000 shares of the Company’s common stock to the owner of Impact. The fair value of each share of common stock was determined to be $2.00 by management of the Company, resulting in a total purchase price for Impact of $1,000,000. The assets and liabilities associated with the purchase of Impact are estimated to be negligible and the Company expects that the majority of the purchase price will be reflected as goodwill. Legal and other costs associated with the acquisition were approximately $50,000 and will be expensed by the Company.

