Form 10-Q
period 2019-03-31
urban-gro, Inc.
filed 2019-05-20
CIK 1706524

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2019

Commission File Number: 000-52898

urban-gro, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	46-5158469
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

1751 Panorama Point

Unit G

Lafayette, CO 80026

(Address of principal executive offices)

(720) 390-3880

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 20, 2019, was 25,749,833 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

urban-gro, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current Assets
Cash	$888,848	$1,178,852
Accounts receivable, net	997,225	501,191
Inventories	1,049,876	1,214,224
Related party receivable	68,229	122,356
Prepayments and advances	1,939,470	928,682
Total current assets	4,943,648	3,945,305

Non-current assets
Property and equipment, net	429,054	441,141
Operating Lease Right of Use Assets	139,266	–
Investments	1,509,650	1,261,649
Goodwill	846,229	–
Other assets	105,195	96,669
Total non-current assets	3,029,394	1,799,459

Total assets	$7,973,042	$5,744,764

Liabilities
Current liabilities
Accounts payable	$3,358,498	$1,630,893
Accrued expenses	1,367,962	1,144,142
Related party payable	17,069	18,802
Customer deposits	2,972,168	3,298,609
Notes payable	3,440,543	3,478,869
Operating lease liabilities	81,859	–
Total current liabilities	11,238,099	9,571,315

Non-current liabilities
Convertible debentures	178,547	–
Operating lease liabilities	36,941	–
Total long-term liabilities	215,488	–

Total liabilities	11,453,587	9,571,315

Commitments and contingencies, note 11

Shareholders’ Equity
Preferred stock, $0.1 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,749,833 and 25,229,833 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	25,750	25,230
Additional Paid in Capital	6,515,229	4,688,272
Retained earnings / (accumulated deficit)	(10,021,524)	(8,540,053)

Total shareholders’ equity (deficit)	(3,480,545)	(3,826,551)
Total liabilities and shareholders’ equity	$7,973,042	$5,744,764

See accompanying notes to consolidated financial statements

urban-gro, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$5,834,016	$3,446,364

Cost of sales	4,089,840	2,442,493
Gross profit	1,744,176	1,003,871

Operating expenses
Marketing	319,100	122,437
General and administrative	2,218,387	1,549,607
Stock compensation	588,697	99,850
Total operating expenses	3,126,184	1,771,894

Loss from operations	(1,382,008)	(768,023)

Other Income (Expenses)
Other income	508	4,087
Interest expense	(99,971)	(18,713)
Total other expenses, net	(99,463)	(14,626)

Income tax expense (benefit)	–	–

Net income (loss)	$(1,481,471)	$(782,649)

Comprehensive income (loss)	$(1,481,471)	$(782,649)

Earnings per share:
Net loss per share - basic and diluted	$(0.06)	$(0.03)

Weighted average shares used in computation	25,368,944	25,041,833

See accompanying notes to consolidated financial statements

urban-gro Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (accumulated	Total Shareholders'
	Shares	Amount	Capital	deficits)	Deficit
Balance, December 31, 2017	25,046,000	$25,036	$3,258,116	$(4,644,180)	$(1,361,028)
Clawback of stock granted	(375,000)	(375)	375	–	–
Payment of outstanding balance for PPM	–	–	80,000	–	80,000
Stock Grant Program	–	–	199,850	–	199,850
Net loss for period ended March 31, 2018	–	–	–	(782,649)	(782,649)
Balance, March 31, 2018	24,671,000	$24,661	$3,538,341	$(5,426,829)	$(1,863,827)

	Common Stock		Additional Paid in	Retained Earnings (accumulated	Total Shareholders'
	Shares	Amount	Capital	deficits)	Deficit
Balance, January 1, 2019	25,229,833	$25,230	$4,688,272	$(8,540,053)	$(3,826,551)
Stock Based Compensation	–	–	588,697	–	588,697
Stock Options Issued for Loan Term Revisions	–	–	17,827	–	17,827
Stock Grant Program Vesting	20,000	20	(20)	–	–
Stock Issuance Related to Acquisition	500,000	500	999,500	–	1,000,000
Warrant Issuance Related to Convertible Debentures	–	–	101,741	–	101,741
Equity Value of Exercise Price associated with Convertible Debentures	–	–	119,212	–	119,212
Net loss for period ended March 31, 2019	–	–	–	(1,481,471)	(1,481,471)
Balance, March 31, 2019	25,749,833	$25,750	$6,515,229	$(10,021,524)	$(3,480,545)

See accompanying notes to consolidated financial statements

urban-gro, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net Loss	$(1,481,471)	$(782,649)
Adjustments to reconcile net loss from operations:
Depreciation and amortization	58,642	34,882
Inventory write-offs	–	21,543
Bad debt expense	11,615	16,864
Stock compensation expense	588,697	99,850
Changes in Operating Assets and Liabilities (excluding effects of acquisitions):
Accounts receivable	(303,874)	(261,107)
Inventory	164,348	(57,071)
Prepayments and advances	(1,010,788)	(154,147)
Other assets	(8,527)	–
Accounts payable	1,725,872	(499,719)
Accrued expenses	163,522	(183,149)
Customer deposits	(326,441)	888,152
Net Cash Used In Operating Activities	(418,405)	(876,551)

Cash Flows from Investing Activities
Purchase of investment	(248,000)	(139,771)
Purchases of property and equipment	(42,875)	(73,649)
Purchases of intangible assets	–	(9,090)
Cash acquired in acquisition	49,742	–
Net Cash Used In Investing Activities	(241,133)	(222,510)

Cash Flows from Financing Activities
Issuance of convertible debentures	425,000	–
Issuance of capital stock	–	80,000
Repayment of notes payable	(55,466)	(4,000)
Net Cash Provided by Financing Activities	369,534	76,000

Net Decrease in Cash	(290,004)	(1,023,061)
Cash at Beginning of Period	1,178,852	1,656,791
Cash at End of Period	$888,848	$633,730

Supplemental Cash Flow Information:
Interest Paid	$99,971	$18,713
Income Tax Paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use asset set-up effective January 1, 2019	$139,266	$–
Operating lease liability set-up effective January 1, 2019	$139,266	$–
See Note 1 regarding the acquisition of Impact Engineering, Inc.

See accompanying notes to consolidated financial statements

urban-gro, Inc.

Notes to Consolidated Financial Statements for the three months ended March 31, 2019 and 2018

(unaudited)

NOTE 1 – ORGANIZATION, MERGER AND ACQUISITIONS; BUSINESS PLAN; LIQUIDITY

Organization, Merger and Acquisitions

urban-gro, Inc. (the “Company”) is an end-to-end agricultural solutions firm focused on cannabis and traditional agricultural produce growers. It provides services that benefit commercial cannabis cultivation facilities needs to effectively manage investment in capital expenditures (CAPEX) and operating expenses (OPEX). OpEx-related product and services include recurring revenues realized in the Company’s Environmental Sciences and Ag-Technology divisions, while CapEx products and services include design, engineering, the sale of integrated, commissioning services. The types of integrated cultivation systems include environmental controls and automated fertigation and irrigation systems, commercial-grade light systems, including light-emitting diode (LED) and high-pressure sodium (HPS) grow light systems, a complete line of water treatment solutions, rolling and automated benching systems, air flow systems, and odor & microbial mitigation systems. In its Environmental Sciences division, the Company markets a line of Integrated Pest Management products. The Company markets its products and services throughout the United States and Canada. During 2018 the Company also made preliminary efforts on projects in other countries, including Latin America.

In June 2018, the Company formed urban-gro Canada Technologies, Inc. as a wholly owned Canadian subsidiary which it intends to utilize for its Canadian sales operations. As of March 31, 2019, this subsidiary is still in the development stage in preparation for operations with our Canadian customers.

Effective November 20, 2018, the Company entered into a letter of intent (“LOI”) with Hydrofarm Holdings Group, Inc. (“Hydrofarm”) whereby Hydrofarm agreed to acquire all of the Company’s issued and outstanding Common Stock (the “Merger”) utilizing a mutually agreed upon value of $65,000,000 for urban-gro. Pursuant to the terms of the LOI, Hydrofarm extended to the Company a secured, interest only note in the principal amount of $2,000,000. The note is secured by all of the Company’s currently existing and future assets. Although the Merger has not been abandoned and the LOI has not been terminated by either party, there are currently no discussions between the parties pertaining to the Merger. The Hydrofarm note requires the Company to obtain the permission of Hydrofarm to engage in various activities, including additional financing. In February 2019, the Company provided applicable notice to Hydrofarm of an agreement to raise additional debt and/or equity to which Hydrofarm consented.

Effective March 7, 2019, the Company acquired 100% of the stock of Impact Engineering, Inc. (“Impact”) D/B/A Grow2Guys, a provider of mechanical, electrical, and plumbing (MEP) engineering services predominantly focused on the cannabis industry. Management believes the acquisition of Impact will improve the Company’s ability to better serve its current and future customer base by expanding on the fully integrated products and services offered by the Company. The Company issued 500,000 shares of Common Stock valued at $2.00 per share to effect the acquisition of Impact. The Company has initially accounted for the acquisition of Impact as follows:

Purchase Price	$1,000,000

Allocation of Purchase Price:
Cash	$49,742
Accounts receivable, net	$149,648
Goodwill	$846,229
Accrued expenses	$45,619

Business Plan

The Company’s diversification plans have led to the strategic decision to focus on brand as an ancillary national market leader delivering the value-added product solutions to cannabis cultivators. Management has implemented the following actions to increase profit margins and generate positive operating cash flow: 1) Establish strategic partnerships with our vendors to pool purchasing power to decrease costs; 2) Implement design fees associated with designing environmental controls and fertigation systems; 3) Create a commissioning team and charge commissioning fees for training staff and starting up new environmental controls and fertigation systems; 4) Sell engineered agricultural technology systems,; and 5) Design and implement integrated pest management plans, biological controls procedures and pesticide prescriptions to these customers. While no assurances can be provided, management believes these objectives will increase the Company’s gross profit and increase cash provided by operations.

Liquidity

Since inception the Company has incurred operating losses and has funded its operations primarily through issuance of equity securities, debt, and operating revenue. As of March 31, 2019, the Company had an accumulated deficit of $10,021,524, a working capital deficit of $6,294,451, and negative stockholders’ equity of $3,480,545. The Company has evaluated its projected cash flows for the next twelve months, which includes assumptions about future financings, and believes those projections along with its cash and cash equivalents of $888,848 as of March 31, 2019 will be sufficient to fund the Company’s operations through at least twelve months from the issuance date of these financial statements, or at least through May 17, 2020. These assumptions about future financings may not come to fruition or may not be available to the Company on acceptable terms. Should the Company need to sell additional equity securities to fund the Company, those sales would result in the dilution of equity interests of current shareholders. These facts and conditions raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm included an explanatory paragraph regarding going concern qualification in its annual audit report on the Company for the year ended December 31, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The Company has prepared the accompanying interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The interim consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), and consolidated cash flows and statement of shareholders equity for the periods presented. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and they include the accounts of urban-gro, Inc. and its wholly-owned subsidiaries. The financial results of Impact have been included in the Company’s consolidated financial statements from the date of acquisition on March 7, 2019.

Recently Issued Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s financial statements upon adoption.

Going Concern Assessment

In August 2014, the FASB issued an ASU regarding disclosures of uncertainties when there are questions about an entity’s ability to continue as a going concern. With the implementation of the ASU, beginning with the year ended December 31, 2016 and all annual and interim periods thereafter, we assess going concern uncertainty for our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date the consolidated financial statements are issued or are available to be issued. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, and estimates, and make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, among other factors, if necessary.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, notes payable and other current assets and liabilities. We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels defined as follows:

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at March 31, 2019 and December 31, 2018 approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the three-month period ended March 31, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2019 and December 31, 2018, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits. The Company has not experienced any losses related to these balances and believes the risk to be minimal.

Accounts Receivable, Net

Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. As of March 31, 2019 and December 31, 2018, the balance of allowance for doubtful accounts was $18,920. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Occasionally the Company will write off bad debt directly to the bad debt expense account when the balance is determined to be uncollectable. Bad debt expense for the three months ended March 31, 2019 and 2018 was $11,615 and $16,864, respectively.

Inventories

Inventories, consisting entirely of finished goods inventories, are stated at the lower of cost or net realizable value, with cost determined using the average cost method. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold at the realization of change in value. Once written down, inventories are carried at this lower basis until sold or scrapped.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation, amortization and impairment.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. No impairment charges were recorded for three months ended March 31, 2019 and 2018.

The estimated useful lives for significant property and equipment categories are as follows:

Computer and Technology Equipment	3 years
Furniture and Equipment	5 years
Operating Lease Right of Use Assets	Lease term
Leasehold Improvements	Lease term
Vehicles	3 years
Software	3 years
Other Equipment	3 or 5 years

Equity Investments

Equity investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence are accounted for at cost with adjustments for observable changes in prices or impairments.

Equity investments for which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting. The Company’s share of the earnings or losses as reported by equity-method investees are classified as “Income (Loss) from equity investees, net of tax” on the Company’s consolidated statements of operations and comprehensive income (loss).

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

Customer Deposits

The Company’s policy is to collect deposits from customers at the beginning of the project prior to the design phase. The customer payments received are recorded as a customer deposit liability on the balance sheet. When the project is complete and meets all the criteria for revenue recognition, the deposit is recorded against the customer’s receivable balance. In certain situations when the customer has paid the deposit and design work has been completed but the customer chooses not to proceed with the project, the Company may keep the deposit and recognize revenue.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, in accordance with ASC 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given to whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

Cost of Sales

The Company’s policy is to recognize cost of sales the same manner as, and in conjunction with, revenue recognition. The Company’s cost of sales includes the costs directly attributable to revenue recognized and includes expenses related to the purchasing of our products, fees for third-party commissions and shipping costs. Total shipping costs included in the cost of goods sold was $128,867 and $76,200 for the three months ended March 31, 2019 and 2018, respectively.

Advertising Costs

The Company expenses advertisings costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expense incurred was $27,668 and $22,270 for the three months ended March 31, 2019 and 2018, respectively.

Derivative Financial Instruments

The Company accounts for its warrants by estimating the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term, risk-free interest rate, and expected volatility of the price of the underlying common stock. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants and the assumptions used in the Black-Scholes option-pricing model are moderately judgmental.

Share Based Compensation

The Company periodically issues both options and shares of its Common Stock to employees and consultants in non-capital raising transactions for fees and services.

The Company accounts for stock issued to non-employees with the value of the stock compensation based upon the measurement date as determined at the grant date of the award. Accounting for stock-based compensation to non-employees requires the measurement and recognition of compensation expense for all share-based payment awards made to non-employees based on estimated fair values.

The Company accounts for stock grants issued and vesting to employees with the award being measured at its fair value at the date of grant and amortized ratably over the vesting period. Accounting for stock-based compensation to employees requires the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values. The Company also estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from its estimates.

Income Taxes

The Company files a federal income tax return in the United States. In addition, it files tax returns in state and local jurisdictions as applicable. Provisions for current income tax liabilities, if any, would be calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings, if any, would also include deferred income tax provisions.

Deferred income tax assets and liabilities, if any, would be computed on differences between the financial statement bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities would be included as a component of income tax expense. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates would be charged or credited to income tax expense in the period of enactment. Valuation allowances would be established for certain deferred tax assets when realization is not likely.

Assets and liabilities would be established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in the judgement of the Company, do not meet a more-likely-than-not threshold based on the technical merits of the positions. Valuation allowances would be established for certain deferred tax assets when realization is not likely.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented, unless that calculation would result in an anti-dilutive calculation of EPS.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants would be used to purchase common shares at the average market price for the period.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and comprehensive income (loss) and consolidated cash flows will be generally consistent with the prior lease accounting guidance. The ASU was effective for reporting periods beginning after December 13, 2018, with early adoption permitted. The Company adopted the ASU effective January 1, 2019 under the modified retrospective method with respect to lease contracts in effect as of the adoption date. The adoption of the ASU increased our assets and liabilities by $139,266 as of January 1, 2019 due to the recognition of right-of-use assets and lease liabilities with respect to operating leases.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company purchases some cultivation products from Bravo Lighting d/b/a Bravo Enterprises (“Bravo”) and Enviro-Glo, manufacturers and a distributor of commercial building lighting and other product solutions with common control by the Company’s CEO, Bradley Nattrass and CDO, Octavio Gutierrez. Purchases from Bravo and Enviro-Glo for the three months ended March 31, 2019 and 2018 totaled $2,432 and $69,978, respectively. Outstanding receivables from Bravo and Enviro-Glo totaled $44,541 on March 31, 2019 and $43,121 on December 31, 2018. Net outstanding payables incurred for purchases of inventory and other services to Bravo and Enviro-Glo totaled $2,216 as of March 31, 2019 and $5,562 as of December 31, 2018.

The Company also entered into a lease agreement with Bravo to sublease office space for 12 months commencing in September 2018. Minimum monthly lease payments are $15,000 for the remainder of the lease.

The Company has consulted with Cloud 9 Support, LLC (“Cloud 9”), a company owned by James Lowe, a board member, shareholder, and debt holder. Cost of Services provided by Cloud 9 during the three months ended March 31, 2019 and 2018 were $14,853 and $84,746, respectively. Cloud 9 also purchases materials from the Company for use with their customers. Total sales to Cloud 9 from the Company during the three months ended March 31, 2019 and 2018 were $99,985 and $370,948, respectively. Outstanding receivables from Cloud 9 as of March 31, 2019 and 2018 totaled $23,688 and $79,235, respectively. Net outstanding payables incurred for purchases of inventory and other services to Cloud 9 as of March 31, 2019 and 2018 totaled $14,853 and $13,240, respectively.

In October 2018, the Company received a $1,000,000 unsecured loan from James Lowe, a director, which became due April 30, 2019. The loan has a one-time origination fee of $12,500. Interest accrues at the rate of 12% per annum and is paid monthly. As additional consideration for the loan the Company granted Mr. Lowe an option to purchase 30,000 shares of its common stock at an exercise price of $1.20 per share, which option is exercisable for a period of five (5) years. The loan is guaranteed by Messrs. Nattrass and Gutierrez, two of the Company’s officers, directors and its principal shareholders. The due date for the note payable was extended in May 2019. In consideration for the Note holder extending the maturity date of the Note to December 31, 2019, the Company agreed to increase the interest rate to 9% per year and issue 10,000 shares of its Common Stock to the Note Holder.

NOTE 4 – PREPAYMENTS AND ADVANCES

Prepayments and advances is comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	March 31,	December 31,
	2019	2018
Vendor Prepayments	$1,684,259	$776,478
Prepaid Services and Fees	255,211	152,204
Prepayments and Advances	$1,939,470	$928,682

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment balances are summarized as follows:

	March 31,	December 31,
	2019	2018
Computer and Technology Equipment	$75,311	$61,910
Furniture and Equipment	30,162	30,162
Leasehold Improvements	143,215	143,215
Vehicles	132,875	132,875
Software	265,845	233,783
R&D Assets	84,031	84,031
Other Equipment	66,232	65,140
Accumulated depreciation and amortization	(368,617)	(309,975)
Property and equipment, net	$429,054	$441,141

Depreciation expense totaled $58,642 and $34,815 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 6 – INVESTMENTS

Investments are comprised of the Company’s investments in Edyza Sensors, Inc. (“Edyza”) and Total Grow Holdings, LLC (d/b/a Total Grow Control, LLC) (“TGH”). To date, the Company’s ownership interests in Edyza and TGH have not enabled it to exercise significant influence over either of these entities and the Company’s investment in Edyza and TGH are accounted for under the cost method. In January 2019, the Company agreed to acquire an additional ownership interest in TGH under a payment plan. When the payment plan is completed in May 2019, the Company will be issued the additional ownership interest in TGH and the Company will then have a sufficient ownership interest in TGH to enable it to exercise significant influence over TGH. Once that additional ownership interest in TGH is issued to the Company, the Company will begin to account for its investment in TGH under the equity method. The components of equity investments are summarized as follows:

	March 31,	December 31,
	2019	2018
Investment in Edyza, cost method	$812,884	$812,883
Investment in TGH, cost method	696,766	448,766
	$1,509,650	$1,261,649

NOTE 7 – OTHER ASSETS

Included in other assets are the following intangible assets:

•	Patents, consisting of legal costs paid to third parties to establish a patent, which are capitalized until such time that the patents are approved and issued or rejected. If approved, capitalized costs are amortized using the straight-line method over the estimated lives of the patents, generally five years. There are no issued patents as of March 31, 2019 or December 31, 2018.

•	License fees, which consist of fees paid to have the Company’s products certified by a nationally recognized organization. License fees are amortized over ten years.

The net balance of intangible assets as of March 31, 2019 and December 31, 2018 was $72,282 and $63,755, respectively. Amortization expense totaled $493 and $67 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 31,	December 31,
	2019	2018
Accrued operating expenses	$343,915	$240,941
Accrued wages and related expenses	600,160	490,961
Accrued interest expense	40,000	10,958
Accrued sales tax payable	383,887	401,282
	$1,367,962	$1,144,142

Accrued sales tax payable is comprised of prior period sales tax payable to various states for 2015 thru 2019. The Company has set up payment plans with the various taxing agencies to relieve the obligation. The payment plans require monthly payments in various amounts for a period of 12 months or less ending August 2019. Additionally, as of March 31, 2019, the Company has a $39,377 receivable from customers for sales tax obligations. The balance of the receivable is booked under trade receivables. As of March 31, 2019, the Company has collected $37,745 from customers for sales tax obligations. The Company is currently considering its options regarding the remaining balances owed, including retaining a collection agency to collect outstanding balances.

NOTE 9 – NOTES PAYABLE AND OPERATING LEASE LIABILITIES

The following is a summary of notes payable excluding related party notes payable:

	March 31,	December 31,
	2019	2018

Unsecured, interest only, note payable with Chris Parkes. Interest payments due monthly at an annual rate of 20.4%. Note payable revised in December 2018 amending principal due and extending maturity date to June 30, 2019.	$80,000	80,000

Unsecured, interest only, note payable with David Parkes. Interest payments due monthly at an annual rate of 18%. Note payable revised in December 2018 amending principal due and extending maturity date to June 30, 2019.	100,000	100,000

Unsecured, interest only, note payable with Michael S. Bank. Interest at 19.8% per year is paid twice per month. The note contains a demand re-payment provision that can be executed by Mr. Bank at any time by providing a one-time notice. The Company may re-pay any part or the entire principal sum at any time with penalty and abatement of interest expense from date of early payment. The note includes six thousand warrants, each exercisable to purchase one share of the Company's common stock at a price of $1.00 per share. In March 2019, the Company repaid $35,000 of the principle and extended the maturity date to April 30, 2019. The note was repaid in full on April 30, 2019.	265,000	298,869

Unsecured, interest only, note payable with Cloud9 Support Inc. The note is personally guaranteed by the Company’s two majority shareholders who are also the Company’s CEO and Chief Development Officer. Interest at 12.0% per year is payable monthly. The note includes additional consideration of 30,000 options at an exercise price of $1.20. The note was extended in May 2019. In consideration for extending the due date of the Note to December 31, 2019 the interest rate increased to 9% per annum and the Company issued the Holder 10,000 shares of Common Stock.	995,543	1,000,000

Note payable with Hydrofarm, secured by all currently existing and future assets. Interest accrues at 8.0% per year and is paid quarterly. The note matures on the earlier of: (a) 90 days after the date that the Company and Hydrofarm abandon the Merger (see Note 1); (b) acceleration of the note payable due to the Company being in default; or (c) December 2023. As there are currently no discussions between the parties regarding the Merger, the Company believes the note payable should be classified as a current maturity.	2,000,000	2,000,000

Total	3,440,543	3,478,869
Less current maturities	(3,440,543)	(3,478,869)
Long Term	$–	$–

The following is a summary of operating lease liabilities:

Operating lease of the Company’s headquarters. Monthly payments of $7,750 through August 31, 2020 at an imputed incremental borrowing rate of 8.0%.	$118,800	$–
Less current portion	(81,859)	–
Long Term	$36,941	$–

NOTE 10 – UNIT OFFERING

Effective January 9, 2019, the Company executed a letter agreement with 4Front Capital Partners, Inc., Toronto, Canada (“4Front”), whereby 4Front agreed to act as the Company’s exclusive placement agent in connection with a proposed private placement offering of up to $6,000,000 of either debt or equity securities, or a combination of the same, at a price to be determined, on a “best efforts” basis.

Beginning in March 2019, 4Front, as the Company’s placement agent, initiated an offering (the “Offering”) of up to $6,000,000 from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture and Common Stock Purchase Warrants to purchase 207.46 shares of our Common Stock at $3.00 per share for a period of two years from the purchase date. The debentures are due May 31, 2021 and bear interest at 8%, compounded annually, with interest due at maturity. The debentures, plus any accrued but unpaid interest will automatically convert for no additional consideration, into shares of the Company’s Common Shares at a conversion price of $2.41 per share upon the occurrence of a liquidity event. A liquidity event means: (a) the date on which the Company’s Common Stock is listed for trading on a recognized stock exchange in either Canada or the United States; and (b) securities issued pursuant to the Offering, including the Common Stock underlying both the conversion right included in the Debentures and underlying the Warrants, have been duly qualified by a registration statement in the United States, allowing the securities to be freely tradeable pursuant to the U.S. securities laws, or a prospectus in Canada. The warrants contain a mandatory exercise provision if the weighted average share price of the Company’s Common Stock exceeds $5.00 per share for a period of five consecutive days.

Under the terms of the letter agreement with 4Front, 4Front received a monthly fee of $10,000 for three months, and cash commissions and warrants associated with the private placement offering described above, as follows:

•	Debt securities – 3.0% cash commission and five-year warrants to purchase equity securities of 3.0% of the aggregate debt issued at a conversion price equivalent to the equity securities conversion price per the debt offering

•	Equity securities – 6.0% cash commission and five-year warrants to purchase equity securities of 6.0% of the aggregate number of equity securities to be issued at an issuance price associated with the equity securities issuance

Because the Offering has automatic conversion features into equity in the event of a liquidity event, 4Front will be entitled to receive cash commissions and warrants pertaining to the issuance of equity securities as outlined above.

The following is a summary of convertible debentures liabilities:

	March 31,	December 31,
	2019	2018

Convertible debentures maturing on May 31, 2021, net of remaining unamortized: (a) initial issuing costs of $60.00 per Unit; (b) initial value of $239.39 per Unit assigned to warrants associated with the debentures; and (c) equity value of $280.50 per Unit assigned to the exercise price associated with the conversion price of the debentures. Interest accrues at 8.0% per year, compounded annually, and is due at maturity. 425 and 0 debenture units issued as of March 31, 2019 and December 31, 2018, respectively	$178,547	$–
Total	178,547	–
Less current maturities	–	–
Long Term	$178,547	$–

As of March 31, 2019, the Company had sold an aggregate of $425,000 in Units in this Offering.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.

NOTE 12 – RISKS AND UNCERTAINTIES

Concentration Risk

During the three months ended March 31, 2019, one vendor composed 24% and during the three months ended March 31, 2018, one vendor composed 17% of total purchases.

The Company’s primary suppliers of automated fertigation controls represented 8% and 19% of total accounts payable outstanding as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019, one customer represented 27% of total revenue. During the three months ended March 31, 2018, one customer represented 15% of total revenue.

NOTE 13 – STOCK COMPENSATION

In January 2017, the Company implemented a stock grant program to reward and attract employees with common stock. Stock grants are offered as part of the employment offer package, to insure continuity of employment or as a reward for performance. Each of these grants requires a specific tenure of employment before the grant vests with typical vesting periods of 1 to 3 years of employment.

The following schedule shows stock grant activity for the three months March 31, 2019.

Grants outstanding as of December 31, 2018	1,802,667
Grants awarded	20,000
Forfeiture/Cancelled	(20,000)
Grants vested	(20,000)
Grants outstanding as of March 31, 2019	1,782,667

The following table summarizes stock grant vesting periods.

Number of Shares	Period Ending December 31,
678,499	2019 – 9 Months
622,500	2020 – 12 Months
481,668	2021 – 12 Months
1,782,667

In January 2018, the Company implemented a stock options plan to reward and attract employees and compensate vendors for services when applicable. Stock options are sometimes offered as part of an employment offer package, to insure continuity of service or as a reward for performance. The stock option plan authorizes 3,000,000 shares of common stock. The following schedule shows stock option activity for the three months ended March 31, 2019.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2018	1,184,000	9.68	$1.15
Issued	437,499	–	$1.20
Exercised	–	–	–
Expired	(15,000)	–	$1.20
Stock options outstanding at March 31, 2019	1,606,499	–	$1.16
Stock options exercisable at March 31, 2019	100,000	–	$1.10

The following table summarizes stock option vesting periods.

Number of Shares	Period Ending December 31,
494,996	2019 – 9 Months
521,664	2020 – 12 Months
433,174	2021 – 12 Months
56,665	2022 – 12 Months
1,506,499

NOTE 14 – SHAREHOLDERS’ EQUITY

As of March 31, 2019, there were no shares of Preferred Stock issued or outstanding and 25,749,822 shares of Common Stock issued and outstanding.

NOTE 15 - INCOME TAXES

The Company has experienced substantial losses for both book and tax purposes since inception and to date has not provided for any income tax expense. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and these tax assets are fully reserved based on management’s current estimates.

Realization of operating loss carryforwards to offset future operating income for tax purposes are subject to various limitations including change of ownership and current year taxable income percentage limitations.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Warrants are immediately exercisable upon issuance. The following table shows warrant activity for the three months ended March 31, 2019.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2018	6,000	$1.00
Warrants issued in connection with convertible debenture offering (see Note 10):
Issued to convertible debenture holders	88,171	$3.00
Issued to 4Front as part of compensation	–	$2.41
Warrants exercised	–	–
Warrants expired	–	–
Warrants outstanding as of March 31, 2019	94,171	$2.87

NOTE 17 – SUBSEQUENT EVENTS

In October 2018, the Company received a $1,000,000 unsecured loan from James Lowe, a director, which became due April 30, 2019. The loan is guaranteed by Messrs. Nattrass and Gutierrez, two of the Company’s officers, directors and its principal shareholders. The due date for the note payable was extended in May 2019. In consideration for the Note holder extending the maturity date of the Note to December 31, 2019, the Company agreed to increase the interest rate to 9% per year and issue 10,000 shares of its Common Stock to the Note Holder.

As disclosed above in Note 10, beginning in March 2019, 4Front, as the Company’s placement agent, initiated an offering (the “Offering”) of up to $6,000,000 from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture and Common Stock Purchase Warrants to purchase 207.46 shares of our Common Stock at $3.00 per share for a period of two years from the purchase date. The debentures are due May 31, 2021 and bear interest at 8%, compounded annually, with interest due at maturity.

As of May 20, 2019, the Company had accepted total subscriptions of $1,735,000 in Unit subscriptions.

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

Overview and History

We were originally formed on March 20, 2014, as a Colorado limited liability company. In March 2017, we converted to a corporation and issued 193.3936722 shares of our Common Stock for every Member Interest issued and outstanding on the date of conversion. Effective March 7, 2019, the Company acquired 100% of the stock of Impact Engineering, Inc. (“Impact”) D/B/A Grow2Guys, a provider of mechanical, electrical, and plumbing (MEP) engineering services. Management believes the acquisition of Impact will improve the Company’s ability to better serve its current and future customer base by expanding on the fully integrated products and services offered by the Company.

We are an end-to-end agricultural solutions firm focused on cannabis and traditional agricultural produce growers. We engage directly in the business of manufacturing, distributing and selling products and services to the medical and recreational cannabis industry in states and countries where operation of a cannabis production facility has been legalized. We have and will continue to work with grow operations and production facilities to pursue strategies to provide services, products, and other potential revenue-producing opportunities with respect to the cannabis industry in those states where the same is lawful. We engage directly with the ownership groups and growers at large indoor and outdoor greenhouse cultivation facilities and strategically work with them to provide value-added services and products that assist them in lowering production costs and increasing crop yields. While earmarking the emerging cannabis market as our principal target market, and while, to date, all of our revenues have been generated in the cannabis industry, we are also marketing to customers outside of the cannabis industry to diversify our operations. These prospective customers include cultivators of the world’s highest value crops including cannabis, tomatoes, strawberries, chilies, peppers, and leaf lettuce.

We provide both CapEx and OpEx services to commercial cannabis cultivation facilities. OpEx product and services include recurring revenues realized in the Company’s Environmental Sciences and Ag-Technology divisions, while CapEx product and services include design, engineering, the sale of integrated best-in-class systems, and commissioning services. The types of integrated cultivation systems include environmental controls and automated fertigation and irrigation systems, commercial-grade light systems, a complete line of water treatment solutions, rolling and automated benching systems, air flow systems, and odor & microbial mitigation systems. In its Environmental Sciences division, the Company markets a line of Integrated Pest Management products. We market our products and services throughout the United States and Canada. During 2018 we also made preliminary efforts on projects in other countries, including Latin America.

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

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2019 and 2018

We generate revenue both from (i) working with facility owners to design, integrate systems which we sell, and commission/start up new facilities and (ii) selling consumable products once existing facilities are operational. During the three-month period ended March 31, 2019, we generated revenues of $5,834,016 compared to revenues of $3,446,364 during the comparable period in 2018, an increase of $2,387,652 (69%). While this increase is partially attributable to the general growth of the cannabis industry in North America, we believe that this increase primarily occurred as a result of our increased marketing efforts and industry demand for large, environmentally controlled, grow facilities. Lighting sales increased $1,273,211 (163%), environmental sciences sales increased $438,519 (63%), and lighting systems sales increased $318,029 (25%). Additionally, we were able to virtually eliminate discounts provided to customers which increased revenue by $95,267.

Cost of sales increased to $4,089,840 during the three months ended March 31, 2019, compared to $2,442,493 during the comparable period in 2018, an increase of $1,647,347 (67%). These increases are directly related to increased revenues.

Operating expenses increased to $3,126,184 for the three months ended March 31, 2019 compared to $1,771,894 for the three months ended March 31, 2018, an increase of $1,354,290 (76%). Marketing expense increased by $196,663 due to increases in advertising expenses, business development and costs of attendance at trade shows. General and administrative expense increased by $668,780, due primarily to our expanding work force. Many of our new employees are members of management, which increased compensation expense. Stock compensation expense increased by $488,847 primarily as a result of the timing of vesting of stock grants and stock options previously issued under our stock grant and stock option programs. During the three months ended March 31, 2019, 20,000 shares vested and were issued to employees under our stock grant program.

Interest expense in the three months ended March 31, 2019 was $99,971 compared to $18,713 incurred during the three months ended March 31, 2018 which corresponds to an increase in the average outstanding debt balances during those periods.

As a result of the above, we incurred a net loss of $1,481,471 during the three months ended March 31, 2019 ($0.06 per share), compared to a net loss of $782,649 during the three months ended March 31, 2018 ($0.03 per share).

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $888,848.

Net cash used in operating activities was $418,405 during the three-month period ended March 31, 2019, compared to $876,551 for the three-month period ended March 31, 2018. We anticipate that overhead costs and other expenses will increase in the future as we continue to expand our operations.

Cash flows used in investing activities were $241,133 for the three-month period ended March 31, 2019 compared to $222,510 used during the three-month period ended March 31, 2018. Cash flows provided by financing activities were $369,534 in the three-month period ended March 31, 2019 compared to $76,000 during the three months ended March 31, 2018.

At March 31, 2019, we had $2,972,168 in customer deposits. This significant balance relates to customer orders. We require prepayments from customers before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the customer deposits liability account when received. When the product ships to the customer, the customer is invoiced for the entire balance of the order and an accounts receivable balance is created. The corresponding customer deposit is then offset against the customer accounts receivable account to clear that portion of the receivable. Our standard policy is to collect the following before action is taken on a customer order: 10% design deposit; 40% order deposit; and a 50% shipping deposit. We expect customer deposits to be relieved from the deposits account no longer than 12 months for each project.

At March 31, 2019 we also had $1,939,470 in prepayments and advances. This significant balance is primarily comprised of prepayments to vendors to initiate orders. We do not have trade payable terms with most of our vendors and as a result, they are required to prepay a portion or all of the total order. Due to the increase in customer projects we had increased prepayments to order materials from vendors.

Cash provided from financing activities during the three months ended March 31, 2019 relates to $425,000 in proceeds we received from our ongoing Offering of Units described below offset by $55,466 in debt repayments.

Our management estimates that we will need up to an additional $4,500,000 in capital to fully implement our current business plan. We estimate we will need approximately $2,500,000 for advanced inventory purchases and $1,000,000 for expanding operations, including retaining additional professionals in technology, design and engineering and in commissioning services. While no assurances can be provided, we anticipate that a portion of these funds will be provided from our operating cash flows.

To address this need, effective January 9, 2019, we executed a letter agreement with 4Front Capital Partners, Inc., Toronto, Canada (“4Front”), whereby 4Front agreed to act as our exclusive placement agent in connection with a proposed private placement offering.

Beginning in March 2019, on our behalf, 4Front initiated an offering (the “Offering”) of up to $6,000,000 from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture and Common Stock Purchase Warrants to purchase 207.46 shares of our Common Stock at $3.00 per share for a period of two years from the purchase date. The debentures are due May 31, 2021 and bear interest at 8%, compounded annually, with interest due at maturity. The debentures, plus any accrued but unpaid interest will automatically convert for no additional consideration, into our Common Shares at a conversion price of $2.41 per share upon the occurrence of a liquidity event. A liquidity event means: (a) the date on which our Common Stock is listed for trading on a recognized stock exchange in either Canada or the United States; and (b) securities issued pursuant to the Offering, including the Common Stock underlying both the conversion right included in the Debentures and underlying the Warrants, have been duly qualified by a registration statement in the United States, allowing the securities to be freely tradeable pursuant to the U.S. securities laws, or a prospectus in Canada. The warrants contain a mandatory exercise provision if the weighted average share price of our Common Stock exceeds $5.00 per share for a period of five consecutive days.

As of May 20, 2019, we had accepted total subscriptions of $1,735,000 in Unit subscriptions.

Under the terms of the letter agreement with 4Front, 4Front received a monthly fee of $10,000 for three months, and cash commissions and warrants associated with the private placement offering described above, as follows:

•	Debt securities – 3.0% cash commission and five-year warrants to purchase equity securities of 3.0% of the aggregate debt issued at a conversion price equivalent to the equity securities conversion price per the debt offering

•	Equity securities – 6.0% cash commission and five-year warrants to purchase equity securities of 6.0% of the aggregate number of equity securities to be issued at an issuance price associated with the equity securities issuance

Because the Offering has automatic conversion features into equity in the event of a liquidity event, 4Front will be entitled to receive cash commissions and warrants pertaining to the issuance of equity securities as outlined above.

However, if we do not generate sufficient operating cash flow; or we do not sell a sufficient number of Units in the Offering; or if additional expenditures and acquisitions are identified and we cannot use our securities as compensation, we will need additional capital to continue to implement our business plan. While we believe we will be able to raise these funds in either debt or equity, we have no agreement with any third party to provide us the same and there can be no assurances that we will be able to raise any capital on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2019.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Off Balance Sheet Arrangements

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this Item pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (:CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended March 31, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended March 31, 2019, 500,000 shares of Common Stock were issued in connection with the acquisition of Impact Engineering, Inc.

20,000 shares of Common Stock were issued to employees under our Stock Grant program during the three months ended March 31, 2019.

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act to issue these shares. We did not receive any proceeds from the sale of these shares.

Beginning in March 2019, on our behalf, 4Front initiated an offering (the “Offering”) of up to $6,000,000 from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture and Common Stock Purchase Warrants to purchase 207.46 shares of our Common Stock at $3.00 per share for a period of two years from the purchase date. The debentures are due May 31, 2021 and bear interest at 8%, compounded annually, with interest due at maturity. The debentures, plus any accrued but unpaid interest will automatically convert for no additional consideration, into our Common Shares at a conversion price of $2.41 per share upon the occurrence of a liquidity event. A liquidity event means: (a) the date on which our Common Stock is listed for trading on a recognized stock exchange in either Canada or the United States; and (b) securities issued pursuant to the Offering, including the Common Stock underlying both the conversion right included in the Debentures and underlying the Warrants, have been duly qualified by a registration statement in the United States, allowing the securities to be freely tradeable pursuant to the U.S. securities laws, or a prospectus in Canada. The warrants contain a mandatory exercise provision if the weighted average share price of our Common Stock exceeds $5.00 per share for a period of five consecutive days.

As of May 20, 2019, we had accepted total subscriptions of $1,735,000 in Unit subscriptions.

We relied upon the exemption from registration provided by Regulation D and Regulation S to issue the aforesaid securities. We are using the proceeds from this Offering to repay debt and for working capital.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2019.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer

By:	/s/ George R. Pullar
George R. Pullar, Principal Financial Officer and
Principal Accounting Officer

