Form 10-Q
period 2019-06-30
urban-gro, Inc.
filed 2019-08-19
CIK 1706524

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2019

Commission File Number: 000-52898

urban-gro, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	46-5158469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1751 Panorama Point

Unit G

Lafayette, CO 80026

(Address of principal executive offices)

(720) 390-3880

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 19, 2019, was 26,153,966 shares.

urban gro, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

urban-gro, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$1,231,706	$1,178,852
Accounts receivable, net	1,147,710	501,191
Inventories	1,262,377	1,214,224
Related party receivable	105,436	122,356
Prepayments and advances	1,087,907	928,682
Total current assets	4,835,136	3,945,305

Non-current assets:
Property and equipment, net	439,716	441,141
Operating lease right of use assets, net	97,488	–
Investments	1,738,649	1,261,649
Goodwill	846,229	–
Other assets	164,595	96,669
Total non-current assets	3,286,677	1,799,459

Total assets	$8,121,813	$5,744,764

Liabilities
Current liabilities:
Accounts payable	$3,251,595	$1,630,893
Accrued expenses	1,868,572	1,144,142
Related party payable	20,050	18,802
Customer deposits	1,889,524	3,298,609
Notes payable	3,180,000	3,478,869
Operating lease liabilities	81,859	–
Total current liabilities	10,291,600	9,571,315

Non-current liabilities:
Convertible debentures, net	798,903	–
Operating lease liabilities	16,473	–
Total non-current liabilities	815,376	–

Total liabilities	11,106,976	9,571,315

Commitments and contingencies, note 11

Shareholders’ deficit:
Preferred stock, $0.1 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,820,633 and 25,229,833 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	25,821	25,230
Additional paid in capital	8,438,943	4,688,272
Accumulated deficit	(11,449,927)	(8,540,053)
Total shareholders’ deficit	(2,985,163)	(3,826,551)

Total liabilities and shareholders’ deficit	$8,121,813	$5,744,764

See accompanying notes to consolidated financial statements

urban-gro, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$5,639,658	$5,897,300	$11,473,674	$9,343,664
Cost of sales	3,688,581	4,030,852	7,778,420	6,473,345
Gross profit	1,951,077	1,866,448	3,695,254	2,870,319

Operating expenses:
Marketing	331,515	310,756	650,614	433,193
General and administrative	2,390,383	1,915,995	4,608,772	3,465,602
Stock compensation	508,440	114,105	1,097,137	213,955
Total operating expenses	3,230,338	2,340,856	6,356,523	4,112,750

Loss from operations	(1,279,261)	(474,408)	(2,661,269)	(1,242,431)

Non-operating expenses:
Interest expense	(149,146)	(24,561)	(249,117)	(43,274)
Other income (expense)	4	(80)	512	4,007
Total non-operating expenses	(149,142)	(24,641)	(248,605)	(39,267)

Loss before income taxes and equity-method investments	(1,428,403)	(499,049)	(2,909,874)	(1,281,698)

Income tax benefit	–	–	–	–
Net loss	$(1,428,403)	$(499,049)	$(2,909,874)	$(1,281,698)

Comprehensive loss	$(1,428,403)	$(499,049)	$(2,909,874)	$(1,281,698)

Loss per share:
Net loss per share - basic and diluted	$(0.06)	$(0.02)	$(0.11)	$(0.05)

Weighted average shares used in computation	25,763,501	24,672,505	25,567,313	24,856,149

See accompanying notes to consolidated financial statements

urban-gro, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2019	25,749,833	$25,750	$6,515,229	$(10,021,524)	$(3,480,545)
Stock based compensation	–	–	508,440	–	508,440
Stock grants issued for loan term revisions	10,000	10	24,090	–	24,100
Stock grant program vesting	60,800	61	(61)	–	–
Warrant issuance related to convertible debentures	–	–	512,300	–	512,300
Equity value of exercise price associated with convertible debentures	–	–	600,267	–	600,267
Broker warrants associated with issuance of convertible debentures	–	–	278,678	–	278,678
Net loss for period ended June 30, 2019	–	–	–	(1,428,403)	(1,428,403)
Balance, June 30, 2019	25,820,633	$25,821	$8,438,943	$(11,449,927)	$(2,985,163)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2018	24,671,000	$24,661	$3,538,341	$(5,426,829)	$(1,863,827)
Stock based compensation	–	–	114,105	–	114,105
Claw back of stock granted	–	–	–	–	–
Stock grant program vesting	137,000	147	(147)	–	–
Warrants issued related to debt revisions	–	–	4,525	–	4,525
Net loss for period ended June 30, 2018	–	–	–	(499,049)	(499,049)
Balance, June 30, 2018	24,808,000	$24,808	$3,656,824	$(5,925,878)	$(2,244,246)

See accompanying notes to consolidated financial statements

urban-gro, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Continued)

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	25,229,833	$25,230	$4,688,272	$(8,540,053)	$(3,826,551)
Stock based compensation	–	–	1,097,137	–	1,097,137
Stock options issued for loan term revisions	–	–	17,827	–	17,827
Stock grants issued for loan term revisions	10,000	10	24,090	–	24,100
Stock grant program vesting	80,800	81	(81)	–	–
Stock issuance related to acquisition	500,000	500	999,500	–	1,000,000
Warrant issuance related to convertible debentures	–	–	614,041	–	614,041
Equity value of exercise price associated with convertible debentures	–	–	719,479	–	719,479
Broker warrants associated with issuance of convertible debentures	-–	–	278,678	–	278,678
Net loss for period ended June 30, 2019	–	–	–	(2,909,874)	(2,909,874)
Balance, June 30, 2019	25,820,633	$25,821	$8,438,943	$(11,449,927)	$(2,985,163)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	25,046,000	$25,036	$3,258,116	$(4,644,180)	$(1,361,028)
Stock based compensation	–	–	213,955	–	213,955
Claw back of stock granted	(375,000)	(375)	375	–	–
Payment of outstanding balance for PPM	–	–	80,000	–	80,000
Stock grant program vesting	37,000	137	(137)	–	–
Warrants related to debt revisions	–	–	4,525	–	4,525
Payment of accrued bonus	100,000	10	99,990	–	100,000
Net loss for period ended June 30, 2018	–	–	–	(1,281,698)	(1,281,698)
Balance, June 30, 2018	24,808,000	$24,808	$3,656,824	$(5,925,878)	$(2,244,246)

See accompanying notes to consolidated financial statements

urban-gro, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(2,909,874)	$(1,281,697)
Adjustments to reconcile net loss from operations:
Depreciation and amortization	120,028	77,112
Interest expense – related to loan term revisions	43,059	1,131
Inventory write-offs	14,462	58,310
Bad debt expense	11,615	39,963
Stock compensation expense	1,097,137	213,955
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(491,566)	(312,471)
Inventory	(62,615)	(116,627)
Prepayments and advances	(159,225)	(306,072)
Other assets	(43,827)	–
Accounts payable	1,621,950	(160,527)
Accrued expenses	524,911	20,934
Customer deposits	(1,409,085)	1,357,645
Net Cash Used In Operating Activities	(1,643,030)	(408,344)

Cash Flows from Investing Activities
Purchase of investment	(477,000)	(139,771)
Purchases of property and equipment	(75,924)	(136,721)
Purchases of intangible assets	(25,000)	(20,671)
Cash acquired in acquisition	49,742	–
Net Cash Used In Investing Activities	(528,182)	(297,163)

Cash Flows from Financing Activities
Issuance of convertible debentures	2,565,000	–
Issuance of capital stock	–	80,000
Repayment of notes payable	(340,934)	(8,000)
Net Cash Provided by Financing Activities	2,224,066	72,000

Net Increase (Decrease) in Cash	52,854	(633,507)
Cash at Beginning of Period	1,178,852	1,656,791
Cash at End of Period	$1,231,706	$1,023,284

Supplemental Cash Flow Information:
Interest paid	$249,117	$43,274
Income taxes paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use asset set-up effective January 1, 2019	$139,266	$–
Operating lease liability set-up effective January 1, 2019	$139,266	$–

See Note 1 regarding the acquisition of Impact Engineering, Inc.

See accompanying notes to consolidated financial statements

urban-gro, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND ACQUISITIONS, BUSINESS PLAN, AND LIQUIDITY

Organization and Acquisitions

urban-gro, Inc. and its subsidiaries (the “Company”) is an end-to-end agricultural solutions corporation focused on cannabis and traditional agricultural produce growers. The Company provides services that benefit commercial cultivation facilities needs to effectively manage investment in capital expenditures (CapEx) and operating expenses (OpEx). CapEx products and services include the design, engineering, and sale of integrated cultivation systems. The types of integrated cultivation systems include environmental controls and automated fertigation and irrigation systems, commercial-grade light systems, including light-emitting diode (LED) and high-pressure sodium (HPS) grow light systems, a complete line of water treatment solutions, rolling and automated benching systems, air flow systems, and odor and microbial mitigation systems. OpEx related products and services include recurring revenues realized in the Company’s Environmental Sciences, Professional Services, and Ag-Technology divisions. In its Environmental Sciences division, the Company markets a line of integrated pest management products and provides guidance to operators on segment best practices. It its Professional Services division, the Company provides segment specific expertise, and recommends system solutions to mitigate any opportunities for improvement. In its Ag-Technology division, the Company markets an end-to-end hardware and software wireless IoT solution that allows its customers to operate their facilities at the highest levels of consistency and optimization. The Company primarily markets its products and services throughout the United States and Canada.

In June 2018, the Company formed urban-gro Canada Technologies, Inc. as a wholly owned Canadian subsidiary which it currently   utilizes for its Canadian sales operations.

Effective March 7, 2019, the Company acquired 100% of the stock of Impact Engineering, Inc. (d/b/a Grow2Guys) (“Impact”), a provider of mechanical, electrical, and plumbing (MEP) engineering services predominantly focused on the cannabis industry. Management believes the acquisition of Impact will improve the Company’s ability to better serve its current and future customer base by expanding on the fully integrated products and services offered by the Company. The Company issued 500,000 shares of Common Stock valued at $2.00 per share to effect the acquisition of Impact. The Company has initially accounted for the acquisition of Impact as follows:

Purchase Price	$1,000,000

Allocation of Purchase Price:
Cash	$49,742
Accounts receivable, net	$149,648
Goodwill	$846,229
Accrued expenses	$45,619

Business Plan

The Company’s diversification plans have led to the strategic decision to focus on higher margin products and services, especially recurring or managed services, delivering value-added product solutions to cannabis cultivators. Management has implemented the following actions to increase profit margins and generate positive operating cash flow: 1) establish strategic partnerships with the Company’s vendors to pool purchasing power in order to decrease costs; 2) implement design fees associated with designing environmental controls and fertigation systems; 3) create a commissioning team and charge commissioning fees for training staff and starting up new environmental controls and fertigation systems; 4) create a professional services team and charge for exploratory services to locate areas of opportunities where system retrofits/upgrades will result in increased performance; 5) sell engineered agricultural technology systems; 6) design and implement integrated pest management plans, biological controls procedures and pesticide prescriptions to these customers, and; 7) provide wireless IoT technology solutions that allow growers to see what is happening at the micro-climate level in their facilities. While no assurances can be provided, management believes these objectives will increase the Company’s gross profit and increase cash provided by operations.

Liquidity

Since inception, the Company has incurred significant operating losses and has funded its operations primarily through issuance of equity securities, debt, and operating revenue. As of June 30, 2019, the Company had an accumulated deficit of $11,449,927, a working capital deficit of $5,456,464, and negative stockholders’ equity of $2,985,163. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm included an explanatory paragraph regarding going concern in its audit report on the Company for the year ended December 31, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Consolidated Financial Information

The Company has prepared the accompanying interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The interim consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive loss, consolidated statements of shareholders’ deficit, and consolidated statements of cash flows for the periods presented. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at June 30, 2019 and December 31, 2018 approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the six months ended June 30, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2019 and December 31, 2018, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally insured limits. The Company has not experienced any losses related to these balances and believes the risk to be minimal.

Accounts Receivable, Net

Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. As of June 30, 2019 and December 31, 2018, the balance of allowance for doubtful accounts was $18,920 and $18,920, respectively. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Occasionally the Company will write off bad debt directly to the bad debt expense account when the balance is determined to be uncollectable. Bad debt expense for the six months ended June 30, 2019 and 2018 was $11,615 and $39,963, respectively and for the three months ended June 30, 2019 and 2018 was $0 and $23,099, respectively.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, amortization and impairment.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. No impairment charges were recorded for the six months ended June 30, 2019 and 2018.

The estimated useful lives for significant property and equipment asset categories are as follows:

Computer and Technology Equipment	3 years
Furniture and Equipment	5 years
Leasehold Improvements	Lease term
Vehicles	3 years
Software	3 years
Other Equipment	3 or 5 years

Operating Lease Right of Use Assets

Operating lease right of use assets are stated at cost less accumulated depreciation, amortization and impairment. The Company has one operating lease with an imputed annual interest rate of 8%. The term of the lease is 24 months commencing on September 1, 2018 and ending on August 31, 2020.

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

Cost of Sales

The Company’s policy is to recognize cost of sales in the same manner as, and in conjunction with, revenue recognition. The Company’s cost of sales includes the costs directly attributable to revenue recognized and includes expenses related to the purchasing of our products, fees for third-party commissions and shipping costs. Total shipping costs included in cost of sales was $341,365 and $157,768 for the six months ended June 30, 2019 and 2018, respectively and $212,498 and $81,568 for the three months ended June 30, 2019 and 2018, respectively.

Advertising Costs

The Company expenses advertisings costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expense incurred was $86,612 and $95,356 for the six months ended June 30, 2019 and 2018, respectively and $58,944 and $73,086 for the three months ended June 30, 2019 and 2018, respectively.

Derivative Financial Instruments

The Company accounts for its warrants by estimating the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term, risk-free interest rate, and expected volatility of the price of the underlying common stock. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants and the assumptions used in the Black-Scholes option-pricing model is moderately judgmental.

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

Income Taxes

The Company files a federal income tax return in the United States and state and local tax returns in applicable jurisdictions. Provisions for current income tax liabilities, if any, would be calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings, if any, would also include deferred income tax provisions.

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

Loss Per Share

The Company computes net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share would be computed by dividing net loss by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented. The diluted earnings per share calculation is not presented as it results in an anti-dilutive calculation of net loss per share.

The treasury stock method would be used to calculate diluted earnings per share for potentially dilutive stock options and share purchase warrants. This method assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants would be used to purchase common shares at the average market price for the period.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and comprehensive loss and consolidated cash flows will be generally consistent with the prior lease accounting guidance. The ASU was effective for reporting periods beginning after December 13, 2018, with early adoption permitted. The Company adopted the ASU effective January 1, 2019 under the modified retrospective method with respect to lease contracts in effect as of the adoption date. The adoption of the ASU increased our assets and liabilities by $139,266 as of January 1, 2019 due to the recognition of right of use assets and lease liabilities with respect to operating leases.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company purchases some cultivation products from Bravo Lighting, LLC (d/b/a Bravo Enterprises) (“Bravo”) and Enviro-Glo, LLC (“Enviro-Glo”), manufacturers and distributors of commercial building lighting and other product solutions with common control by the Company’s CEO, Bradley Nattrass, and CDO, Octavio Gutierrez. Purchases from Bravo and Enviro-Glo totaled $4,728 and $142,410 for the six months ended June 30, 2019 and 2018, respectively and totaled $4,578 and $72,432 for the three months ended June 30, 2019 and 2018, respectively. Outstanding receivables from Bravo and Enviro-Glo as of June 30, 2019 and December 31, 2018 totaled $44,541 and $43,120, respectively. Net outstanding payables incurred for purchases of inventory and other services to Bravo and Enviro-Glo as of June 30, 2019 and December 31, 2018 totaled $4,728 and $5,562, respectively.

The Company also entered into a lease agreement with Bravo to sublease office space for 12 months commencing in September 2018. Minimum monthly lease payments are $3,000 for the remainder of the lease.

The Company has consulted with Cloud 9 Support, LLC (“Cloud 9”), a company owned by James Lowe, a board member, shareholder, and debt holder. Cost of sales provided by Cloud 9 were $15,322 and $1,680 during the six months ended June 30, 2019 and 2018, respectively, and $469 and $108 during the three months ended June 30, 2019 and 2018, respectively. Cloud 9 also purchases materials from the Company for use with their customers. Total sales to Cloud 9 from the Company were $196,600 and $198,803 during the six months ended June 30, 2019 and 2018, respectively, and were $96,615 and $118,375 during the three months ended June 30, 2019 and 2018, respectively. Outstanding receivables from Cloud 9 as of June 30, 2019 and December 31, 2018 totaled $60,895 and $79,235, respectively. Net outstanding payables for purchases of inventory and other services to Cloud 9 as of June 30, 2019 and December 31, 2018 totaled $15,322 and $13,240, respectively.

In October 2018, the Company received a $1,000,000 unsecured loan from James Lowe, a director, which became due April 30, 2019. The loan had a one-time origination fee of $12,500. Interest accrued at the rate of 12% per annum and was paid monthly. As additional consideration for the loan the Company granted Mr. Lowe an option to purchase 30,000 shares of its Common Stock at an exercise price of $1.20 per share, which option is exercisable for a period of five (5) years. The loan is guaranteed by Messrs. Nattrass and Gutierrez, two of the Company’s officers, directors and its principal shareholders. The due date for the note payable was extended in May 2019 to December 31, 2019 and the interest rate was reduced to 9.0% per year. In consideration for the Note Holder extending the maturity date of the Note and reducing the interest rate, the Company agreed to issue 10,000 shares of its Common Stock to Mr. Lowe.

NOTE 4 – PREPAYMENTS AND ADVANCES

Prepayments and advances are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	June 30,	December 31,
	2019	2018
Vendor Prepayments	$903,024	$776,478
Prepaid Services and Fees	184,883	152,204
Prepayments and Advances	$1,087,907	$928,682

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment balances are summarized as follows:

	June 30,	December 31,
	2019	2018
Computer and Technology Equipment	$80,307	$61,910
Furniture and Equipment	31,178	30,162
Leasehold Improvements	164,072	143,215
Vehicles	132,875	132,875
Software	268,345	233,783
R&D Assets	84,031	84,031
Other Equipment	66,232	65,140
Accumulated depreciation and amortization	(387,324)	(309,975)
Property and equipment, net	$439,716	$441,141

Depreciation expense totaled $119,126 and $76,775 for the six months ended June 30, 2019 and 2018, respectively, and $60,484 and $41,961 for the three months ended June 30, 2019 and 2018, respectively.

NOTE 6 – INVESTMENTS

Investments are comprised of the Company’s investments in Edyza Sensors, Inc. (“Edyza”) and Total Grow Holdings, LLC (d/b/a Total Grow Control, LLC) (“TGH”). As of December 31, 2018, the Company’s ownership interests in Edyza and TGH had not enabled it to exercise significant influence over either of these entities and the Company’s investments in Edyza and TGH were accounted for under the cost method. In January 2019, the Company agreed to acquire an additional ownership interest in TGH under a payment plan. When the payment plan was completed in May 2019, the Company was issued the additional ownership interest in TGH and the Company now has a sufficient ownership interest in TGH to enable it to exercise significant influence over TGH. Once the additional ownership interest in TGH was issued to the Company, the Company began to account for its investment in TGH under the equity method. The components of investments are summarized as follows:

	June 30,	December 31,
	2019	2018
Investment in Edyza, cost method	$922,884	$812,883
Investment in TGH, equity method	815,765	–
Investment in TGH, cost method	–	448,766
	$1,738,649	$1,261,649

NOTE 7 – OTHER ASSETS

Included in other assets are the following intangible assets:

•	Patents, consisting of legal costs paid to third parties to establish a patent, which are capitalized until such time that the patents are approved and issued or rejected. If approved, capitalized costs are amortized using the straight-line method over the estimated lives of the patents, generally five years. There are no issued patents as of June 30, 2019 or December 31, 2018.

•	License fees, which consist of fees paid to have the Company’s products certified by a nationally recognized organization. License fees are amortized over ten years.

The net balance of intangible assets as of June 30, 2019 and December 31, 2018 was $96,872 and $63,755, respectively. Amortization expense totaled $902 and $337 for the six months ended June 30, 2019 and 2018, respectively, and $409 and $270 for the three months ended June 30, 2019 and 2018, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 30,	December 31,
	2019	2018
Accrued operating expenses	$777,682	$240,941
Accrued wages and related expenses	599,749	490,961
Accrued interest expense	72,109	10,958
Accrued sales tax payable	419,032	401,282
	$1,868,572	$1,144,142

Accrued sales tax payable is comprised of prior period sales tax payable to various states for 2015 through 2019. The Company has set up payment plans with the various taxing agencies to relieve the obligation. The payment plans require monthly payments in various amounts over a period of 12 months. Additionally, as of June 30, 2019, the Company has a $39,377 receivable from customers for sales tax obligations. The balance of the receivable is booked under trade receivables. As of June 30, 2019, the Company has collected $37,745 from customers for sales tax obligations. The Company is currently considering its options regarding the remaining balances owed, including retaining a collection agency to collect outstanding balances.

NOTE 9 – NOTES PAYABLE AND OPERATING LEASE LIABILITIES

The following is a summary of notes payable excluding related party notes payable:

	June 30,	December 31,
	2019	2018

Unsecured, interest only, note payable with Chris Parkes originally due December 31, 2018. Interest payments due monthly at an annual rate of 20.4%. Note payable revised in December 2018 extending the maturity date to June 30, 2019. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the Note and reducing the interest rate, the Company issued the Holder 3,000 shares of Common Stock.	$80,000	$80,000

Unsecured, interest only, note payable with David Parkes originally due December 31, 2018. Interest payments due monthly at an annual rate of 18.0%. Note payable revised in December 2018 extending the maturity date to June 30, 2019. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the Note and reducing the interest rate, the Company issued the Holder 3,000 shares of Common Stock.	100,000	100,000

Unsecured, interest only, note payable with Michael S. Bank originally due April 30, 2019. Interest at 19.8% per year is paid twice per month. The note contains a demand re-payment provision that can be executed by Mr. Bank at any time by providing a one-time notice. The Company may re-pay any part or the entire principal sum at any time with penalty and abatement of interest expense from date of early payment. The note includes six thousand warrants, each exercisable to purchase one share of the Company's Common Stock at a price of $1.00 per share. In March 2019, the Company repaid $35,000 of the principal and extended the maturity date to April 30, 2019. The note was repaid in full on April 30, 2019.

	–	298,869

Unsecured, interest only, note payable with Cloud9 Support Inc. originally due April 30, 2019.  The note is personally guaranteed by the Company’s two majority shareholders who are also the Company’s CEO and Chief Development Officer. The note includes additional consideration of 30,000 options at an exercise price of $1.20. Under the initial terms of the note, the interest rate was 12.0% per year with interest payable monthly. In May 2019, the due date of the note was extended to December 31, 2019 and the interest rate was decreased to 9.0% per year payable monthly. In consideration for extending the due date of the Note and reducing the interest rate, the Company issued the Holder 10,000 shares of Common Stock.

	1,000,000	1,000,000

Note payable with Hydrofarm, secured by all currently existing and future assets. Interest accrues at 8.0% per year and is paid quarterly. The note matures on the earlier of: (a) 90 days notice from Hydrofarm; (b) acceleration of the note payable due to the Company being in default; or (c) December 2023.	2,000,000	2,000,000

Total	3,180,000	3,478,869
Less current maturities	(3,180,000)	(3,478,869)
Long term	$–	$–

The following is a summary of operating lease liabilities:

	June 30, 2019	December 31, 2018
Operating lease of the Company’s headquarters. Monthly payments of $7,750 through August 31, 2020 at an imputed incremental borrowing rate of 8.0%.	$98,332	$–
Less current portion	(81,859)	–
Long term	$16,473	$–

NOTE 10 – UNIT OFFERING

Effective January 9, 2019, the Company executed a letter agreement with 4Front Capital Partners, Inc., Toronto, Canada (“4Front”), whereby 4Front agreed to act as the Company’s exclusive placement agent in connection with a private placement offering. Beginning in March 2019, 4Front initiated an offering (the “Offering”) of up to $6,000,000 from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture (the “Debentures” or a “Debenture”) and Common Stock Purchase Warrants (the “Warrants”) to purchase 207.46 shares of Common Stock at $3.00 per share for a period of two years from the purchase date. The Debentures are due May 31, 2021 and bear interest at 8%, compounded annually, with interest due at maturity. The Debentures, plus any accrued but unpaid interest will automatically convert for no additional consideration, into Common Shares at a conversion price of $2.41 per share upon the occurrence of a liquidity event. A liquidity event means: (a) the date on which the Company’s Common Stock is listed for trading on a recognized stock exchange in either Canada or the United States; and (b) securities issued pursuant to the Offering, including the Common Stock underlying both the conversion right included in the Debentures and underlying the Warrants, have been duly qualified by a registration statement in the United States, allowing the securities to be freely tradeable pursuant to the U.S. securities laws, or a prospectus in Canada. The Warrants contain a mandatory exercise provision if the weighted average share price of the Company’s Common Stock exceeds $5.00 per share for a period of five consecutive days.

The following is a summary of convertible debentures associated with the Offering:

	June 30,	December 31,
	2019	2018

Convertible debentures maturing on May 31, 2021. Interest accrues at 8.0% per year, compounded annually, and is due at maturity. 2,565 and 0 debenture units issued as of June 30, 2019 and December 31, 2018, respectively	$2,565,000	$–
Unamortized warrants associated with the debentures (initial value of $239.39 per Unit which are being amortized over twenty-four months beginning July 1, 2019). 532,135 and 0 warrants issued as of June 30, 2019 and December 31, 2018, respectively.	(614,040)	–
Unamortized conversion price associated with the debentures (initial equity of $280.50 per Unit which are being amortized over three months beginning July 1, 2019)	(719,479)	–
Unamortized broker issuing costs (initial issuing costs of $60.00 per Unit which are being amortized over three months beginning July 1, 2019)	(153,900)	–
Unamortized broker warrants associated with the debentures (initial issuing costs of $108.65 per Unit which are being amortized over sixty months beginning July 1, 2019). 153,900 and 0 warrants issued as of June 30, 2019 and December 31, 2018, respectively.	(278,678)	–
Total	798,903	–
Less current maturities	–	–
Long Term	$798,903	$–

The Company accepted the final funding on June 24, 2019 and terminated the agreement with 4Front.

As of June 30, 2019, the Company has accrued interest of $32,109 associated with the Convertible Debentures.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.

NOTE 12 – RISKS AND UNCERTAINTIES

Concentration Risk

During the six months ended June 30, 2019, one vendor composed 12% of total purchases. During the three months ended June 30, 2019, this same vendor composed 1% of total purchases and two unrelated vendors composed 10% and 8%, respectively. During the six months ended June 30, 2018, one vendor composed 10% of total purchases. During the three months ended June 30, 2018, one vendor composed 15% of total purchases and two unrelated vendors composed 11% each.

The Company’s primary suppliers of automated fertigation controls represented 7% and 46% of total accounts payable outstanding as of June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019, one customer represented 22% of total revenue. During the three months ended June 30, 2019, this same customer represented 16% of total revenue. During the six months ended June 30, 2018, one customer represented 17% of total revenue. During the three months ended June 30, 2018, this same customer represented 27% of total revenue.

NOTE 13 – STOCK COMPENSATION

In January 2017, the Company began granting stock to reward and attract employees with Common Stock. Stock grants are offered as part of the employment offer package, to ensure continuity of employment or as a reward for performance. Each of these grants requires a specific tenure of employment before the grant vests with typical vesting periods of 1 to 3 years of employment.

The following schedule shows stock grant activity for the six months ended June 30, 2019.

Grants outstanding as of December 31, 2018	1,802,667
Grants awarded	23,300
Forfeiture/Cancelled	(70,000)
Grants vested	(90,800)
Grants outstanding as of June 30, 2019	1,665,167

The following table summarizes stock grant vesting periods.

Number of Shares	Period Ending December 31,
585,999	2019 – 6 Months
597,500	2020 – 12 Months
481,668	2021 – 12 Months
1,665,167

In January 2018, the Company implemented an equity incentive plan to reward and attract employees and compensate vendors for services when applicable. In May 2019, the Company terminated the original plan and adopted a new equity incentive plan, authorizing an aggregate of 3,500,000 shares of Common Stock for issuance thereunder. Stock options are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. The following schedule shows stock option activity for the six months ended June 30, 2019.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2018	1,184,000	9.68	$1.15
Issued	674,999	9.67	$1.32
Exercised	–	–	–
Expired	(32,500)	9.42	$1.14
Stock options outstanding at June 30, 2019	1,826,499	9.45	$1.20
Stock options exercisable at June 30, 2019	165,625	9.11	$1.12

The following table summarizes stock option vesting periods under the two stock options plans.

Number of Shares	Period Ending December 31,
552,913	2019 – 6 Months
584,831	2020 – 12 Months
449,465	2021 – 12 Months
73,665	2022 – 12 Months
1,660,874

NOTE 14 – SHAREHOLDERS’ EQUITY

As of June 30, 2019, there were no shares of Preferred Stock issued or outstanding and 25,820,633 shares of Common Stock issued and outstanding.

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

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Warrants are immediately exercisable upon issuance. The following table shows warrant activity for the six months ended June 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2018	6,000	$1.00
Warrants issued in connection with convertible debenture offering (see Note 10):
Issued to convertible debenture holders	532,135	$3.00
Issued to 4Front as part of compensation	153,900	$2.41
Warrants exercised	–	–
Warrants expired	–	–
Warrants outstanding as of June 30, 2019	692,035	$2.88

NOTE 17 – SUBSEQUENT EVENTS

In August 2019, the Company was advised that its application to trade its Common Stock on the OTC “Pink Sheets” had been approved. The Company is now in the process of applying for listing of its Common Stock for trading on the OTCQX exchange.

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

Overview and History

We were originally formed on March 20, 2014 as a Colorado limited liability company. In March 2017 we converted to a corporation and issued 193.3936722 shares of our Common Stock for every Member Interest issued and outstanding on the date of conversion. Effective March 7, 2019, the Company acquired 100% of the stock of Impact Engineering, Inc. (d/b/a Grow2Guys) (“Impact”), a provider of mechanical, electrical, and plumbing (MEP) engineering services. Management believes the acquisition of Impact will improve the Company’s ability to better serve its current and future customer base by expanding on the fully integrated products and services offered by the Company.

We are an end-to-end agricultural solutions firm focused on cannabis and traditional agricultural produce growers. We engage directly in the business of manufacturing, distributing and selling products and services to the medical and recreational cannabis industry in states and countries where operation of a cannabis production facility has been legalized. We have and will continue to work with grow operations and production facilities to pursue strategies to provide services, products, and other potential revenue-producing opportunities with respect to the cannabis industry in those states where the same is lawful. We engage directly with the ownership groups and growers at large indoor and outdoor greenhouse cultivation facilities and strategically work with them to provide value-added services and products that assist them in lowering production costs and increasing crop yields. While earmarking the emerging cannabis market as our principal target market, and while, to date, all of our revenues have been generated in the cannabis industry, we are also marketing to customers outside of the cannabis industry to diversify our operations. These prospective customers include cultivators of the world’s highest value crops including tomatoes, strawberries, chilies, peppers, and leaf lettuce.

We provide both CapEx and OpEx services to commercial cannabis cultivation facilities. OpEx products and services include recurring revenues realized in the Company’s Environmental Sciences and Ag-Technology divisions, while CapEx product and services include design, engineering, the sale of integrated best-in-class systems, and commissioning services. The types of integrated cultivation systems include environmental controls and automated fertigation and irrigation systems, commercial-grade light systems, a complete line of water treatment solutions, rolling and automated benching systems, air flow systems, and odor & microbial mitigation systems. In its Environmental Sciences division, the Company markets a line of Integrated Pest Management products. We market our products and services throughout the United States and Canada. During 2018 we also made preliminary efforts on projects in other countries, including countries in Latin America.

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

Comparison of Results of Operations for the six months ended June 30, 2019 and 2018

During the six months ended June 30, 2019, we generated revenues of $11,473,674 compared to revenues of $9,343,664 during the comparable period in 2018, an overall increase of $2,130,010 (23%). While this increase is partially attributable to the general growth of the cannabis industry in North America, we believe that this increase primarily occurred as a result of our increased marketing efforts and industry demand for large, environmentally controlled, grow facilities. Lighting sales increased $1,277,386 (59%), and environmental sciences sales increased $628,505 (41%).

Cost of sales increased to $7,778,420 during the six months ended June 30, 2019, compared to $6,473,345 during the comparable period in 2018, an increase of $1,305,075 (20%). These increases are directly related to increased revenues.

Operating expenses increased to $6,356,523 for the six months ended June 30, 2019 compared to $4,112,750 for the six months ended June 30, 2018, an increase of $2,243,773 (55%). Marketing expense increased by $217,421 (50%) due to increases in advertising expenses, business development and costs of attendance at trade shows. General and administrative expense increased by $1,143,170 (33%), due primarily to our expanding work force. Many of our new employees are members of management, which increased compensation expense. Stock compensation expense increased by $883,182 primarily as a result of the timing of vesting of stock grants and stock options previously issued under our stock grant and stock option programs.

Interest expense in the six months ended June 30, 2019 was $249,117 compared to $43,274 incurred during the six months ended June 30, 2018 which corresponds to an increase in the average outstanding debt balances during those periods.

As a result of the above, we incurred a net loss of $2,909,874 during the six months ended June 30, 2019 ($0.11 per share), compared to a net loss of $1,281,698 during the six months ended June 30, 2018 ($0.05 per share).

Comparison of Results of Operations for the three months ended June 30, 2019 and 2018

During the three months ended June 30, 2019, we generated revenues of $5,639,658 compared to revenues of $5,897,300 during the comparable period in 2018, a decrease of $257,642 (4%). This decrease is partially attributable to the timing of initial project setup and length of projects related to fertigation customers as fertigation sales decreased $425,073 (21%). Lighting sales increased $3,574 (0%), and environmental sciences sales increased $189,986 (23%).

Cost of sales decreased to $3,688,581 during the three months ended June 30, 2019, compared to $4,030,852 during the comparable period in 2018, a decrease of $342,271 (8%). These decreases are directly related to decreased revenues.

Operating expenses increased to $3,230,338 for the three months ended June 30, 2019 compared to $2,340,856 for the three months ended June 30, 2018, an increase of $889,482 (38%). Marketing expense increased by $20,759 (7%) due to increases in advertising expenses, business development and costs of attendance at trade shows. General and administrative expense increased by $474,388 (25%), due primarily to our expanding work force. Many of our new employees are members of management, which increased compensation expense. Stock compensation expense increased by $394,335 primarily as a result of the timing of vesting of stock grants and stock options previously issued under our stock grant and stock option programs.

Interest expense in the three months ended June 30, 2019 was $149,146 compared to $24,561 incurred during the three months ended June 30, 2018 which corresponds to an increase in the average outstanding debt balances during those periods. $32,109 of total interest accrued was attributable to the issuance of Convertible Debentures.

As a result of the above, we incurred a net loss of $1,428,403 during the three months ended June 30, 2019 ($0.06 per share), compared to a net loss of $499,049 during the three months ended June 30, 2018 ($0.02 per share).

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $1,231,706 which represents an increase of $52,854 from our cash balance as of December 31, 2018 of $1,178,852.

As of June 30, 2019, our management estimates that we will need up to an additional $3,500,000 in funding to fully implement our current business plan. We estimate we will need approximately $2,500,000 for advanced payments to vendors and $1,000,000 for expanding operations, including retaining additional professionals in technology, design and engineering and in commissioning services. While no assurances can be provided, we anticipate that a portion of these funds will be provided from future operating cash flows. To address this significant overall funding need, we executed the following agreements with an investment banker.

Effective January 9, 2019, we executed a letter agreement with 4Front Capital Partners, Inc., Toronto, Canada (“4Front”), whereby 4Front agreed to act as our exclusive placement agent in connection with a private placement offering. Beginning in March 2019, 4Front initiated an offering (the “Offering”) of up to $6,000,000 from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture (the “Debentures”) and Common Stock Purchase Warrants (the “Warrants”) to purchase 207.46 shares of our Common Stock at $3.00 per share for a period of two years from the purchase date. The Debentures are due May 31, 2021 and bear interest at 8%, compounded annually, with interest due at maturity. The Debentures, plus any accrued but unpaid interest will automatically convert for no additional consideration, into shares of our Common Stock at a conversion price of $2.41 per share upon the occurrence of a liquidity event. A liquidity event means: (a) the date on which our Common Stock is listed for trading on a recognized stock exchange in either Canada or the United States; and (b) securities issued pursuant to the Offering, including the Common Stock underlying both the conversion right included in the Debentures and underlying the Warrants, have been duly qualified by a registration statement in the United States, allowing the securities to be freely tradeable pursuant to the U.S. securities laws, or a prospectus in Canada. The Warrants contain a mandatory exercise provision if the weighted average share price of our Common Stock exceeds $5.00 per share for a period of five consecutive days.

The Company accepted the final funding on June 24, 2019 and terminated the agreement with 4Front.

If we do not raise enough funds from a Financing, or generate sufficient operating cash flow, or if additional expenditures and acquisitions are identified and we cannot use our securities as compensation, we will need additional funding to continue to implement our business plan. While we believe we will be able to raise these funds in either debt or equity, we have no agreement with any third party to provide us the same and there can be no assurances that we will be able to raise any capital on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Net cash used in operating activities was $1,643,030 during the six months ended June 30, 2019, compared to $408,344 for the six months ended June 30, 2018. A significant amount of operating cash continues to be provided by customer deposits and a significant amount of cash continues to be used in prepayments and advances. At June 30, 2019, we had $1,889,524 in customer deposits which relates to customer orders. We require prepayments from customers before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the customer deposits liability account when received. Our standard policy is to collect the following before action is taken on a customer order: 10% design deposit; 40% order deposit; and a 50% shipping deposit. We expect customer deposits to be relieved from the deposits account no longer than 12 months for each project. At June 30, 2019 we also had $1,087,907 in prepayments and advances. This is primarily comprised of prepayments to vendors to initiate orders. We do not have trade payable terms with most of our vendors and as a result, we are required to prepay a portion or all of the total order. Due to the increase in customer projects we had increased prepayments to order materials from vendors.

Net cash used in investing activities was $528,182 for the six months ended June 30, 2019 compared to $297,163 used during the six months ended June 30, 2018. Historically cash has been used to increase our investments in strategic partnerships and to acquire property and equipment. We do not anticipate using significant cash in the future to invest in strategic partnerships. We will continue to have ongoing needs to purchase property and equipment to maintain our operations.

Net cash provided by financing activities was $2,224,066 in the six months ended June 30, 2019 compared to $72,000 during the six months ended June 30, 2018. Cash provided from financing activities during the six months ended June 30, 2019 primarily relates to $2,565,000 in proceeds we received from our ongoing Offering of Units described above, offset by $340,934 in debt repayments. Unless we revise the terms of our existing outstanding debt excluding the convertible debentures associated with the Offering, we will need to make significant payments in the future to pay off our outstanding debt.

In October 2018, we received a $1,000,000 unsecured loan from James Lowe, a director, which became due April 30, 2019. The loan had a one-time origination fee of $12,500. Interest accrued at the rate of 12% per annum and was paid monthly. As additional consideration for the loan we granted Mr. Lowe an option to purchase 30,000 shares of our Common Stock at an exercise price of $1.20 per share, which option is exercisable for a period of five (5) years. The loan is guaranteed by Messrs. Nattrass and Gutierrez, two of our officers, directors and our principal shareholders. The due date for the note payable was extended in May 2019 to December 31, 2019 and the interest rate was decreased to 9% per year. In consideration for Mr. Lowe extending the maturity date of the Note and reducing the interest rate, we agreed to issue 10,000 shares of our Common Stock to him.

Gross debt was $5,745,000 and $3,478,869 as of June 30, 2019 and December 31, 2018, respectively. This represents an increase in gross debt of $2,266,131, of which $2,565,000 of this increase is related to the issuance of the Convertible Debentures as of June 30, 2019.

Subsequent Event

In August 2019, we advised that our application to trade our Common Stock had been approved to trade on the OTC “Pink sheets”. We are currently engaged in filing our application to list our Common Stock for trading on the OTC QX. Based upon our conversations with OTC Market we believe we qualify for such listing but there are no assurances our application will be approved.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended June 30, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the six months ended June 30, 2019, 500,000 shares of Common Stock were issued in connection with the acquisition of Impact Engineering, Inc.

80,800 shares of Common Stock were issued to employees under our Stock Grant program during the six months ended June 30, 2019.

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act to issue these shares. We did not receive any proceeds from the issuance of these shares.

Beginning in March 2019, on our behalf, 4Front syndicated an offering (the “Offering”) of up to $6,000,000 from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture (the “Debentures”) and Common Stock Purchase Warrants (the “Warrants”) to purchase  207.46 shares of our Common Stock at $3.00 per share for a period of two years from the purchase date. A total of $2,565,000 in Debentures were issued in this Offering. The Debentures are due May 31, 2021 and bear interest at 8%, compounded annually, with interest due at maturity. The Debentures, plus any accrued but unpaid interest will automatically convert for no additional consideration, into shares of our Common Stock at a conversion price of $2.41 per share upon the occurrence of a liquidity event. A liquidity event means: (a) the date on which our Common Stock is listed for trading on a recognized stock exchange in either Canada or the United States; and (b) securities issued pursuant to the Offering, including the Common Stock underlying both the conversion right included in the Debentures and underlying the Warrants, have been duly qualified by a registration statement in the United States, allowing the securities to be freely tradeable pursuant to the U.S. securities laws, or a prospectus in Canada. The Warrants contain a mandatory exercise provision if the weighted average share price of our Common Stock exceeds $5.00 per share for a period of five consecutive days.

We relied upon the exemption from registration provided by Regulation D and Regulation S to issue the aforesaid securities. We are using the proceeds from this Offering to repay debt and for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

______________________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2019.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer

By:	/s/ Richard Akright
Richard A. Akright, Interim Principal Financial Officer and Interim Principal Accounting Officer

