Form 10-Q
period 2019-09-30
urban-gro, Inc.
filed 2019-11-19
CIK 1706524

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2019

Commission File Number: 000-52898

urban-gro, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	46-5158469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1751 Panorama Point

Unit G

Lafayette, CO 80026

(Address of principal executive offices)

(720) 390-3880

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	UGRO	OTCQX

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 19, 2019, was 28,083,979 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

urban-gro, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$3,505,636	$1,178,852
Accounts receivable, net	1,564,569	501,191
Inventories, net	1,014,127	1,214,224
Related party receivable	96,233	122,356
Prepayments and advances	785,480	928,682
Total current assets	6,966,045	3,945,305

Non-current assets:
Property and equipment, net	603,416	441,141
Operating lease right of use assets, net	256,755	–
Investments	1,327,899	1,261,649
Goodwill	871,230	–
Other assets	116,494	96,669
Total non-current assets	3,175,794	1,799,459

Total assets	$10,141,839	$5,744,764

Liabilities
Current liabilities:
Accounts payable	$3,677,796	$1,630,893
Accrued expenses	1,301,145	1,144,142
Related party payable	24,927	18,802
Customer deposits	4,224,531	3,298,609
Notes payable	4,150,000	3,478,869
Operating lease liabilities	143,860	–
Total current liabilities	13,522,259	9,571,315

Non-current liabilities:
Convertible debentures, net	1,762,969	–
Operating lease liabilities	122,083	–
Total non-current liabilities	1,885,052	–

Total liabilities	15,407,311	9,571,315

Commitments and contingencies, note 11

Shareholders’ deficit:
Preferred stock, $0.1 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 26,981,466 and 25,229,833 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	26,981	25,230
Additional paid in capital	8,967,004	4,688,272
Accumulated deficit	(14,259,457)	(8,540,053)
Total shareholders’ deficit	(5,265,472)	(3,826,551)

Total liabilities and shareholders’ deficit	$10,141,839	$5,744,764

See accompanying notes to consolidated financial statements

urban-gro, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$5,583,064	$5,336,631	$17,056,737	$14,680,295
Cost of sales	3,650,965	3,702,255	11,529,448	10,375,563
Gross profit	1,932,099	1,634,376	5,527,289	4,304,732

Operating expenses:
Marketing	263,948	231,046	914,563	679,898
General and administrative	2,383,920	1,810,981	6,892,623	5,062,092
General and administrative – amortization of broker issuing costs and broker warrants associated with convertible debentures	167,834	–	167,834	–
Stock compensation	509,219	432,347	1,606,355	646,302
Total operating expenses	3,324,921	2,474,374	9,581,375	6,388,292

Loss from operations	(1,392,822)	(839,998)	(4,054,086)	(2,083,560)

Non-operating expenses:
Interest expense	(125,733)	(23,430)	(374,850)	(65,573)
Interest expense – amortization of warrants and conversion price associated with convertible debentures	(796,233)	–	(796,233)	–
Write-down of investment	(506,000)	–	(506,000)	–
Other income (expense)	11,258	16,620	11,765	20,627
Total non-operating expenses	(1,416,708)	(6,810)	(1,665,318)	(44,946)

Loss before income taxes and equity-method investments	(2,809,530)	(846,808)	(5,719,404)	(2,128,506)

Income tax benefit	–	–	–	–
Net loss	$(2,809,530)	$(846,808)	$(5,719,404)	$(2,128,506)

Comprehensive loss	$(2,809,530)	$(846,808)	$(5,719,404)	$(2,218,506)

Loss per share:
Net loss per share - basic and diluted	$(0.11)	$(0.03)	$(0.22)	$(0.09)

Weighted average shares used in computation	26,175,098	24,828,652	25,772,134	24,846,883

See accompanying notes to consolidated financial statements

urban-gro, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2019	25,820,633	$25,821	$8,438,943	$(11,449,927)	$(2,985,163)
Stock based compensation	–	–	473,979	–	473,979
Stock grants issued for loan term revisions	–	–	35,239	–	35,239
Stock grant program vesting	1,160,833	1,160	(1,160)	–	–
Stock issuance related to acquisition	–	–	20,003	–	20,003
Net loss for period ended September 30, 2019	–	–	–	(2,809,530)	(2,809,530)
Balance, September 30, 2019	26,981,466	$26,981	$8,967,004	$(14,259,457)	$(5,265,472)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2018	24,808,000	$24,808	$3,656,823	$(5,925,877)	$(2,244,246)
Stock based compensation	–	–	432,347	–	432,347
Stock grant program vesting	40,000	40	(40)	–	–
Net loss for period ended September 30, 2018	–	–	–	(846,808)	(846,808)
Balance, September 30, 2018	24,848,000	$24,848	$4,089,130	$(6,772,685)	$(2,658,707)

See accompanying notes to consolidated financial statements

urban-gro, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Continued)

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	25,229,833	$25,230	$4,688,272	$(8,540,053)	$(3,826,551)
Stock based compensation	–	–	1,571,116	–	1,571,116
Stock options issued for loan term revisions	1,160,833	–	53,066	–	53,066
Stock grants issued for loan term revisions	10,000	10	24,090	–	24,090
Stock grant program vesting	80,800	1,241	(1,241)	–	–
Stock issuance related to acquisition	500,000	500	1,019,503	–	1,020,003
Warrant issuance related to convertible debentures	–	–	614,041	–	614,041
Equity value of exercise price associated with convertible debentures	–	–	719,479	–	719,479
Broker warrants associated with issuance of convertible debentures	–	–	278,678	–	278,678
Net loss for period ended September 30, 2019	–	–	–	(5,719,404)	(5,719,404)
Balance, September 30, 2019	26,981,466	$26,981	$8,967,004	$(14,259,457)	$(5,265,472)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	25,046,000	$25,036	$3,258,116	$(4,644,179)	$(1,361,027)
Stock based compensation	–	–	746,301	–	746,301
Claw back of stock granted	(375,000)	(375)	375	–	–
Payment of outstanding balance for PPM	–	–	80,000	–	80,000
Stock grant program vesting	177,000	187	(187)	–	–
Warrants related to debt revisions	–	–	4,525	–	4,525
Net loss for period ended September 30, 2018	–	–	–	(2,128,506)	(2,128,506)
Balance, September 30, 2018	24,848,000	$24,848	$4,089,130	$(6,772,685)	$(2,658,707)

See accompanying notes to consolidated financial statements

urban-gro, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(5,719,404)	$(2,128,506)
Adjustments to reconcile net loss from operations:
Depreciation and amortization	193,956	117,116
Amortization of convertible debenture components	810,166	–
Stock compensation expense	1,606,355	646,301
Impairment of investment	506,000	–
Interest expense – related to loan term revisions	–	2,262
Inventory write-offs	57,352	58,310
Bad debt expense	12,252	73,138
Gain on disposal of assets	(9,572)	–
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(899,859)	(378,335)
Inventory	142,745	114,377
Prepayments and other assets	123,376	(216,289)
Accounts payable and accrued expenses	2,164,412	122,026
Customer deposits	925,922	1,785,281
Net Cash Provided By (Used In) Operating Activities	(86,299)	195,681

Cash Flows from Investing Activities
Purchase of investment	(572,250)	(703,649)
Purchases of property and equipment	(387,160)	(337,425)
Proceeds from sale of assets	40,500	–
Cash acquired in acquisition	49,742	–
Purchases of intangible assets	(25,000)	(32,226)
Net Cash Used In Investing Activities	(894,168)	(1,073,300)

Cash Flows from Financing Activities
Issuance of convertible debentures	2,565,000	–
Issuance of capital stock	–	80,000
Proceeds from sale of future receivables	970,000	–
Repayment of notes payable	(227,749)	(8,000)
Net Cash Provided by Financing Activities	3,307,251	72,000

Net Increase (Decrease) in Cash	2,326,784	(805,619)
Cash at Beginning of Period	1,178,852	1,656,791
Cash at End of Period	$3,505,636	$851,172

Supplemental Cash Flow Information:
Interest paid	$291,441	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use asset	$326,095	$–
Operating lease liability	$326,095	$–

See Note 1 regarding the acquisition of Impact Engineering, Inc.

See accompanying notes to consolidated financial statements

urban-gro, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND ACQUISITIONS, BUSINESS PLAN, AND LIQUIDITY

Organization and Acquisitions

urban-gro, Inc. and its subsidiaries (the “Company”) is an end-to-end engineering design, equipment integration, and facility optimization company that works with, and provides solutions to, leading commercial cannabis operators around the world. By combining its four business platforms -- 1) pre start-up: (i) cultivation space programming, (ii) facility engineering, (iii) interior cultivation design, (iii) equipment integration, and (iv) commissioning services, and post start-up: 2) cultivation optimization & technical support services, 3) Environmental Sciences, which includes the consultative selling of odor & microbial reduction equipment, and Integrated Pest Management (“IPM”) solutions, and 4) Soleil® Sense crop monitoring technology -- urban-gro provides global integrated solutions for today’s commercial cannabis operators.

The Company provides solutions that benefit single and multi-state operator’s needs to effectively manage investment in capital expenditures (CapEx) and operating expenses (OpEx). CapEx products and services include the design, engineering, and sale of integrated cultivation systems. Integrated cultivation systems offered include environmental controls and automated fertigation/irrigation systems, commercial-grade light systems including light-emitting diode (LED) and high-pressure sodium (HPS) light fixtures, a complete line of water treatment solutions, rolling and automated benching systems, air flow systems, and odor and microbial mitigation systems. OpEx related products and services include recurring revenues realized in the Company’s Environmental Sciences, Professional Services, and Technology divisions. In its Environmental Sciences division, the Company markets a line of integrated pest management products and provides proactive guidance to operators on segment best practices. It its Professional Services division, the Company provides segment specific expertise, and recommends system solutions to mitigate any opportunities for improvement. In its Technology division, the Company markets an end-to-end hardware and software wireless IoT solution that provides real time feedback to operators, in turn allowing them to run their facilities at the highest levels of consistency and optimization. The Company primarily markets its products and services throughout the United States and Canada.

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

Purchase Price	$1,025,000

Allocation of Purchase Price:
Cash	$49,742
Accounts receivable, net	$149,648
Goodwill	$871,230
Accrued expenses	$45,620

Business Plan

The Company’s diversification plans have led to the strategic decision to focus on higher margin products and services, especially recurring or managed services, delivering value-added product solutions to cannabis cultivators. Management has implemented the following actions to increase profit margins and generate positive operating cash flow: 1) establish strategic partnerships with the Company’s vendors to pool purchasing power in order to decrease costs; 2) implement a range of design fees associated with providing a range of services that includes (i) cultivation space programming, MEP engineering, and cultivation interior; 3) create a commissioning team compiled of engineers and subject matter experts, and charge commissioning fees for training staff and starting up new environmental controls and fertigation systems; 4) create a professional services team and charge for facility optimization services which includes an audit focused on locating areas of opportunities where system retrofits/upgrades will result in increased performance; 5) design and implement integrated pest management plans, biological controls procedures and pesticide prescriptions to these customers, and; 6) provide wireless IoT technology solutions that allow growers to gain deep insight into real-time conditions at the micro-climate level in their facilities. While no assurances can be provided, management believes these objectives will increase the Company’s gross profit and increase cash provided by operations.

Liquidity

Since inception, the Company has incurred significant operating losses and has funded its operations primarily through issuance of equity securities, debt, and operating revenue. As of September 30, 2019, the Company had an accumulated deficit of $14,259,457, a working capital deficit of $6,556,214, and negative stockholders’ equity of $5,265,472. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm included an explanatory paragraph regarding going concern in its audit report on the Company for the year ended December 31, 2018.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported comprehensive loss amounts.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of long-lived assets, inventory write offs, and allowance for bad debt.

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

Going Concern Assessment

Pursuant to ASC 205-40, we assess going concern uncertainty for our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date the consolidated financial statements are issued or are available to be issued. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, and estimates, and make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, among other factors, if necessary.

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at September 30, 2019 and December 31, 2018 approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the nine months ended September 30, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2019 and December 31, 2018, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally insured limits. The Company has not experienced any losses related to these balances and believes the risk to be minimal.

Accounts Receivable, Net

Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. As of September 30, 2019 and December 31, 2018, the balance of allowance for doubtful accounts was $18,920 and $18,920, respectively. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Occasionally the Company will write off bad debt directly to the bad debt expense account when the balance is determined to be uncollectable. Bad debt expense for the nine months ended September 30, 2019 and 2018 was $12,252 and $73,138, respectively and for the three months ended September 30, 2019 and 2018 was $637 and $33,175, respectively.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, amortization and impairment.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. No impairment charges were recorded for the nine months ended September 30, 2019 and 2018.

The estimated useful lives for significant property and equipment asset categories are as follows:

Computer and Technology Equipment	3 years
Furniture and Equipment	5 years
Leasehold Improvements	Lease term
Vehicles	3 years
Software	3 years
Other Equipment	3 or 5 years

Operating Lease Right of Use Assets

Operating lease right of use assets are stated at cost less accumulated depreciation, amortization and impairment. The Company has two operating leases with an imputed annual interest rate of 8%. The terms of the first lease are 24 months commencing on September 1, 2018 and ending on August 31, 2020. The terms of the second lease are 28 months commencing on September 1, 2019 and ending December 31, 2021.

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

Cost of Sales

The Company’s policy is to recognize cost of sales in the same manner as, and in conjunction with, revenue recognition. The Company’s cost of sales includes the costs directly attributable to revenue recognized and includes expenses related to the purchasing of our products, fees for third-party commissions and shipping costs. Total shipping costs included in cost of sales was $491,950 and $244,754 for the nine months ended September 30, 2019 and 2018, respectively and $149,266 and $86,986 for the three months ended September 30, 2019 and 2018, respectively.

Advertising Costs

The Company expenses advertisings costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expense incurred was $130,894 and $127,316 for the nine months ended September 30, 2019 and 2018, respectively and $44,282 and $31,960 for the three months ended September 30, 2019 and 2018, respectively.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on the Company’s consolidated balance sheets. Presentation of leases within the consolidated statements of operations and comprehensive loss and consolidated cash flows will be generally consistent with the prior lease accounting guidance. The ASU was effective for reporting periods beginning after December 13, 2018, with early adoption permitted. The Company adopted the ASU effective January 1, 2019 under the modified retrospective method with respect to lease contracts in effect as of the adoption date. The adoption of the ASU increased our assets and liabilities by $139,266 as of January 1, 2019 due to the recognition of right of use assets and lease liabilities with respect to operating leases.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company purchases some cultivation products from Bravo Lighting, LLC (d/b/a Bravo Enterprises) (“Bravo”) and Enviro-Glo, LLC (“Enviro-Glo”), manufacturers and distributors of commercial building lighting and other product solutions with common control by the Company’s two major shareholders, Bradley Nattrass and Octavio Gutierrez. Purchases from Bravo and Enviro-Glo totaled $43,912 and $246,372 for the nine months ended September 30, 2019 and 2018, respectively and totaled $7,442 and $85,962 for the three months ended September 30, 2019 and 2018, respectively. Outstanding receivables from Bravo and Enviro-Glo as of September 30, 2019 and December 31, 2018, totaled $48,875 and $43,120, respectively. Net outstanding payables incurred for purchases of inventory and other services to Bravo and Enviro-Glo as of September 30, 2019 and December 31, 2018, totaled $8,570 and $5,562, respectively.

The Company has purchased goods from Cloud 9 Support, LLC (“Cloud 9”), a company owned by James Lowe, a director, shareholder, and debt holder. Purchases from Cloud 9 were $75,617 and $12,791 during the nine months ended September 30, 2019 and 2018, respectively, and $24,368 and $11,111 during the three months ended September 30, 2019 and 2018, respectively. Cloud 9 also purchases materials from the Company for use with their customers. Total sales to Cloud 9 from the Company were $229,688 and $273,760 during the nine months ended September 30, 2019 and 2018, respectively, and were $103,088 and $74,956 during the three months ended September 30, 2019 and 2018, respectively. Outstanding receivables from Cloud 9 as of September 30, 2019 and December 31, 2018 totaled $47,359 and $79,235, respectively. Net outstanding payables for purchases of inventory and other services to Cloud 9 as of September 30, 2019 and December 31, 2018, totaled $16,357 and $13,240, respectively.

In October 2018, the Company received a $1,000,000 unsecured loan from James Lowe, a director and shareholder, which became due April 30, 2019. The loan had a one-time origination fee of $12,500. Interest accrued at the rate of 12% per annum and was paid monthly. As additional consideration for the loan the Company granted Mr. Lowe an option to purchase 30,000 shares of its Common Stock at an exercise price of $1.20 per share, which option is exercisable for a period of five (5) years. The loan is guaranteed by Mr. Nattrass, the Company’s CEO, a director and one of its principal shareholders, and by Mr. Gutierrez, one of the Company’s principal shareholders, a director, and a former officer. The due date for the note payable was extended in May 2019 to December 31, 2019 and the interest rate was reduced to 9.0% per year. In consideration for the Note Holder extending the maturity date of the Note and reducing the interest rate, the Company agreed to issue 10,000 shares of its Common Stock to Mr. Lowe.

NOTE 4 – PREPAYMENTS AND ADVANCES

Prepayments and advances are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	September 30,	December 31,
	2019	2018
Vendor Prepayments	$596,472	$776,478
Prepaid Services and Fees	189,008	152,204
Prepayments and Advances	$785,480	$928,682

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment balances are summarized as follows:

	September 30,	December 31,
	2019	2018
Computer and Technology Equipment	$80,307	$61,910
Furniture and Equipment	42,518	30,162
Leasehold Improvements	164,072	143,215
Vehicles	57,414	132,875
Software	268,345	233,783
R&D Assets	84,031	84,031
Other Equipment	289,232	65,140
Accumulated depreciation and amortization	(382,503)	(309,975)
Property and equipment, net	$603,416	$441,141

Depreciation expense totaled $192,645 and $116,468 for the nine months ended September 30, 2019 and 2018, respectively, and $73,518 and $39,692 for the three months ended September 30, 2019 and 2018, respectively.

NOTE 6 – INVESTMENTS

Investments are comprised of the Company’s investments in Edyza Sensors, Inc. (“Edyza”) and Total Grow Holdings, LLC, d/b/a Total Grow Control, LLC (“TGH”). As of December 31, 2018, the Company’s investments in Edyza and TGH were accounted for under the cost method. In January 2019, the Company agreed to acquire an additional ownership interest in TGH under a payment plan, which would increase the Company’s ownership interest in TGH to 24.4%. When the payment plan was completed in May 2019, the Company was issued the additional ownership interest in TGH. In September 2019, the Company entered into preliminary negotiations with TGH to sell its ownership interest in TGH back to TGH. In connection with those negotiations, the Company has recorded a $506,000 write-down of its investment in TGH to an amount the Company anticipates receiving in proceeds from the sale of the TGH investment back to TGH. The components of investments are summarized as follows:

	September 30,	December 31,
	2019	2018
Investment in Edyza, cost method	$1,018,133	$812,883
Investment in TGH, cost method net of impairment	309,766	448,766
	$1,327,899	$1,261,649

NOTE 7 – OTHER ASSETS

Included in other assets are the following intangible assets:

•	Patents, consisting of legal costs paid to third parties to establish a patent, which are capitalized until such time that the patents are approved and issued or rejected. If approved, capitalized costs are amortized using the straight-line method over the estimated lives of the patents, generally five years. The Company has one issued patent as of September 30, 2019 and had no issued patents at December 31, 2018.

•	License fees, which consist of fees paid to have the Company’s products certified by a nationally recognized organization. License fees are amortized over ten years.

The net balance of intangible assets as of September 30, 2019 and December 31, 2018 was $96,463 and $63,755, respectively. Amortization expense totaled $1,312 and $648 for the nine months ended September 30, 2019 and 2018, respectively, and $409 and $312 for the three months ended September 30, 2019 and 2018, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 30,	December 31,
	2019	2018
Accrued operating expenses	$303,331	$240,941
Accrued wages and related expenses	569,798	490,961
Accrued interest expense	123,409	10,958
Accrued sales tax payable	304,607	401,282
	$1,301,145	$1,144,142

Accrued sales tax payable is comprised of prior period sales tax payable to various states for 2015 through 2019. The Company has set up payment plans with the various taxing agencies to relieve the obligation. The payment plans require monthly payments in various amounts over a period of 12 months.

NOTE 9 – NOTES PAYABLE AND OPERATING LEASE LIABILITIES

The following is a summary of notes payable excluding related party notes payable:

	September 30,	December 31,
	2019	2018

Unsecured, interest only, note payable with Chris Parkes originally due December 31, 2018. Interest payments due monthly at an annual rate of 20.4%. Note payable revised in December 2018 extending the maturity date to March 31, 2020. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the Note and reducing the interest rate, the Company issued the Holder 3,000 shares of Common Stock.	$80,000	$80,000

Unsecured, interest only, note payable with David Parkes originally due December 31, 2018. Interest payments due monthly at an annual rate of 18.0%. Note payable revised in December 2018 extending the maturity date to March 31, 2020. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the Note and reducing the interest rate, the Company issued the Holder 3,000 shares of Common Stock.	100,000	100,000

Unsecured, interest only, note payable with Michael S. Bank originally due April 30, 2019. Interest at 19.8% per year is paid twice per month. The note contains a demand re-payment provision that can be executed by Mr. Bank at any time by providing a one-time notice. The Company may re-pay any part or the entire principal sum at any time with penalty and abatement of interest expense from date of early payment. The note includes six thousand warrants, each exercisable to purchase one share of the Company's Common Stock at a price of $1.00 per share. In March 2019, the Company repaid $35,000 of the principal and extended the maturity date to April 30, 2019. The note was repaid in full on April 30, 2019.	–	298,869

Unsecured, interest only, note payable with Cloud9 Support Inc. originally due April 30, 2019. The note is personally guaranteed by the Company’s two majority shareholders, Mr. Nattrass, who is the Company’s Chairman, and Chief Executive Officer, and Mr, Gutierrez, a Director, and former officer of the Company. The note includes additional consideration of 30,000 options at an exercise price of $1.20. Under the initial terms of the note, the interest rate was 12.0% per year with interest payable monthly. In May 2019, the due date of the note was extended to December 31, 2019 and the interest rate was decreased to 9.0% per year payable monthly. In consideration for extending the due date of the Note and reducing the interest rate, the Company issued the Holder 10,000 shares of Common Stock.
	1,000,000	1,000,000

Note payable with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), secured by all currently existing and future assets. Interest accrues at 8.0% per year and is paid quarterly. The note matures on the earlier of: (a) 90 days’ notice from Hydrofarm; (b) acceleration of the note payable due to the Company being in default; or (c) December 2023.	2,000,000	2,000,000

Secured agreement to sell future receivables to GCF Resources, LLC, net of $30,000 in closing fees. The agreement requires 32 weekly payments of $42,190 totaling $1,350,000. The agreement matures on May 7, 2020 but is repayable prior to maturity for less than the $1,350,000 in total payments.	970,000	–

Total	4,150,000	3,478,869
Less current maturities	(4,150,000)	(3,478,869)
Long term	$–	$–

The following is a summary of operating lease liabilities:

	September 30, 2019	December 31, 2018
Operating lease liabilities related to right of use assets.	$265,943	$–
Less current portion	(143,860)	–
Long term	$122,083	$–

NOTE 10 – UNIT OFFERING

Effective January 9, 2019, the Company executed a letter agreement with 4Front Capital Partners, Inc., Toronto, Canada (“4Front”), whereby 4Front agreed to act as the Company’s exclusive placement agent in connection with a private placement offering. Beginning in March 2019, 4Front initiated an offering (the “Offering”) of up to $6,000,000 from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture (the “Debentures” or a “Debenture”) and Common Stock Purchase Warrants (the “Warrants”) exercisable to purchase 207.46 shares of Common Stock at $3.00 per share for a period of two years from the purchase date. The Debentures are due May 31, 2021 and bear interest at 8%, compounded annually, with interest due at maturity. The Debentures, plus any accrued but unpaid interest, will automatically convert for no additional consideration into Common Shares at a conversion price of $2.41 per share upon the occurrence of a liquidity event. A liquidity event means: (a) the date on which the Company’s Common Stock is listed for trading on a recognized stock exchange in either Canada or the United States; and (b) securities issued pursuant to the Offering, including the Common Stock underlying both the conversion right included in the Debentures and underlying the Warrants, have been duly qualified by a registration statement in the United States, allowing the securities to be freely tradeable pursuant to the U.S. securities laws, or a prospectus in Canada. The Company filed a registration statement with the SEC on September 17, 2019, to register the securities in connection with the Offering. That registration statement was declared effective October 16, 2019, triggering the liquidity event indicated above and the $2,565,000 in Debentures plus $92,037 in accrued interest were converted into 1,102,513 Common Shares at $2.41 per share. The Warrants contain a mandatory exercise provision if the weighted average share price of the Company’s Common Stock exceeds $5.00 per share for a period of five consecutive days.

The following is a summary of convertible debentures associated with the Offering:

	September 30,	December 31,
	2019	2018

Convertible debentures maturing on May 31, 2021. Interest accrues at 8.0% per year, compounded annually, and is due at maturity. 2,565 and 0 debenture units issued as of September 30, 2019 and December 31, 2018, respectively	$2,565,000	$–
Unamortized warrants associated with the debentures (initial value of $239.39 per Unit which are being amortized as interest expense over twenty-four months beginning July 1, 2019). 532,135 and 0 warrants issued as of September 30, 2019 and December 31, 2018, respectively.	(537,287)	–
Unamortized conversion price associated with the debentures (initial equity of $280.50 per Unit which are being amortized as interest expense over three months beginning July 1, 2019)	–	–
Unamortized broker issuing costs (initial issuing costs of $60.00 per Unit which are being amortized as general and administrative expenses over three months beginning July 1, 2019)	–	–
Unamortized broker warrants associated with the debentures (initial issuing costs of $108.65 per Unit which are being amortized as general and administrative expenses over sixty months beginning July 1, 2019). 153,900 and 0 warrants issued as of September 30, 2019 and December 31, 2018, respectively.	(264,744)	–
Total	1,762,969	–
Less current maturities	–	–
Long Term	$1,762,969	$–

The Company elected to close the offering in June 2019. The Company accepted an aggregate of $2,565,000 in subscriptions.

As of September 30, 2019, the Company has accrued interest of $83,409 associated with the Convertible Debentures. See Note 16, Subsequent Events, below.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no outstanding legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.

NOTE 12 – RISKS AND UNCERTAINTIES

Concentration Risk

During the nine months ended September 30, 2019, one vendor composed 15% of total purchases. During the three months ended September 30, 2019, this same vendor composed 20% of total purchases and two unrelated vendors composed of 8% and 6%, respectively. During the nine months ended September 30, 2018, no vendor composed 15% of total purchases. During the three months ended September 30, 2018, one vendor composed 10% of total purchases.

The Company’s primary suppliers of automated fertigation controls represented 12% and 46% of total accounts payable outstanding as of September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019, one customer represented 15% of total revenue. During the three months ended September 30, 2019, this same customer represented 1% of total revenue while an unrelated customer represented 17%. During the nine months ended September 30, 2018, one customer represented 17% of total revenue. During the three months ended September 30, 2018, this same customer represented 12% of total revenue.

NOTE 13 – STOCK COMPENSATION

In January 2017, the Company began granting stock to attract, retain, and reward employees with Common Stock. Stock grants are offered as part of the employment offer package, to ensure continuity of employment or as a reward for performance. Each of these grants requires a specific tenure of employment before the grant vests with typical vesting periods of 1 to 3 years of employment.

The following schedule shows stock grant activity for the nine months ended September 30, 2019.

Grants outstanding as of December 31, 2018	1,802,667
Grants awarded	50,800
Forfeiture/Cancelled	(70,000)
Grants vested	(1,251,633)
Grants outstanding as of September 30, 2019	531,834

The following table summarizes stock grant vesting periods.

Number of Shares	Period Ending December 31,
119,333	2019
264,167	2020
148,334	2021
531,834

In January 2018, the Company implemented an equity incentive plan to reward and attract employees and compensate vendors for services when applicable. In May 2019, the Company terminated the original plan and adopted a new equity incentive plan, authorizing an aggregate of 3,500,000 shares of Common Stock for issuance thereunder. Stock options are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. The following schedule shows stock option activity for the nine months ended September 30, 2019.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2018	1,184,000	9.68	$1.15
Issued	736,499	9.46	$1.38
Exercised	–	–	–
Expired	(109,332)	8.23	$1.19
Stock options outstanding at September 30, 2019	1,811,167	9.24	$1.23
Stock options exercisable at September 30, 2019	463,248	8.99	$1.14

The following table summarizes stock option vesting periods under the two stock options plans.

Number of Shares	Period Ending December 31,
299,957	2019
557,331	2020
441,964	2021
48,667	2022
1,347,919

NOTE 14 – INCOME TAXES

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

2018 - $3,060,443 no expiration

2019 - $3,372,951 no expiration

Realization of operating loss carryforwards to offset future operating income for tax purposes are subject to various limitations including change of ownership and current year taxable income percentage limitations.

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS

Warrants are immediately exercisable upon issuance. The following table shows warrant activity for the nine months ended September 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2018	6,000	$1.00
Warrants issued in connection with convertible debenture offering (see Note 10):
Issued to convertible debenture holders	532,134	$3.00
Issued to 4Front as part of compensation	153,900	$2.41
Warrants exercised	–	–
Warrants expired	–	–
Warrants outstanding as of September 30, 2019	692,034	$2.88

NOTE 16 – SUBSEQUENT EVENTS

On October 7, 2019, the Company’s application to list its Common Stock for trading on the OTCQX was approved. On October 16, 2019, the Company’s registration statement filed with the SEC was declared effective. These two events triggered a liquidity event that resulted in the conversion of $2,565,000 of the Debentures discussed in Note 10, above, plus $92,037 in accrued interest being converted into 1,102,513 Common Shares at a conversion price of $2.41 per share.

Management has assessed that no other significant subsequent event to be disclosed according to ASC 855.

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

Overview and History

urban-gro, Inc. (“we,” “us,” our” or the “Company”) was originally formed on March 20, 2014 as a Colorado limited liability company. In March 2017, we converted to a corporation and issued 193.3936722 shares of our Common Stock for every Member Interest issued and outstanding on the date of conversion. Effective March 7, 2019, we acquired 100% of the stock of Impact Engineering, Inc., d/b/a Grow2Guys (“Impact”), a provider of mechanical, electrical, and plumbing (MEP) engineering services. Management believes the acquisition of Impact has improved our ability to better serve our current and future customer base by expanding on the fully integrated products and services offered by us.

We are an end-to-end engineering design, equipment integration, and facility optimization company that works with, and provides solutions to, leading commercial cannabis operators around the world. We engage directly in the business of selling a full line of services and integrated product solutions to the medical and recreational cannabis industry in states and countries where operation of a cannabis production facility has been legalized. We have and will continue to work with grow operations and production facilities to pursue strategies to provide services, products, and other potential revenue-producing opportunities with respect to the cannabis industry in those states where the same is lawful. We engage directly with the ownership groups and operators of large commercial indoor and greenhouse cultivation facilities and strategically work with them to provide solutions that assist them in lowering production costs and increasing crop yields. While earmarking the emerging cannabis market as our principal target market, and while, to date, most all of our revenues have been generated in the cannabis industry, we also plan to market our solutions to customers outside of the cannabis industry to diversify our operations at a future point in time. These prospective customers include cultivators of the world’s highest value crops including tomatoes, strawberries, chilies, peppers, and leaf lettuce.

By combining our four business platforms -- 1) pre start-up: (i) cultivation space programming, (ii) facility engineering, (iii) interior cultivation design, (iii) equipment integration, and (iv) commissioning services, and post start-up: 2) cultivation optimization & technical support services, 3) Environmental Sciences, which includes the consultative selling of odor & microbial reduction equipment, and Integrated Pest Management (“IPM”) solutions, and 4) Soleil® Sense crop monitoring technology -- we provide global integrated solutions for today’s commercial cannabis operators.

We provide solutions that benefit single and multi-state operator’s needs to effectively manage investment in capital expenditures (CapEx) and operating expenses (OpEx). CapEx products and services include the design, engineering, and sale of integrated cultivation systems. Integrated cultivation systems offered include environmental controls and automated fertigation/irrigation systems, commercial-grade light systems including light-emitting diode (LED) and high-pressure sodium (HPS) light fixtures, a complete line of water treatment solutions, rolling and automated benching systems, air flow systems, and odor and microbial mitigation systems. OpEx related products and services include recurring revenues realized in our Environmental Sciences, Professional Services, and Technology divisions. In our Environmental Sciences division, we market a line of integrated pest management products and provides proactive guidance to operators on segment best practices. In our Professional Services division, we provide segment specific expertise and recommends system solutions to mitigate any opportunities for improvement. In our Technology division we market an end-to-end hardware and software wireless IoT solution that provides real time feedback to operators, in turn allowing them to run their facilities at the highest levels of consistency and optimization. We primarily market our products and services throughout the United States and Canada. During 2018 and 2019, we also made preliminary efforts to sign contracts on projects in other countries, including countries in Latin America and countries associated with, and included in the European Union.

Our executive office is located at 1751 Panorama Point, Unit G, Lafayette, CO 80026, and our phone number is (720) 390-3880. Our Company website is www.urban-gro.com, which contain a description of our Company and products, but such websites and the information contained on our websites are not part of this report. In addition, we also maintain a branded product website supporting our technology initiatives at www.soleiltech.ag.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

We generate revenue both from (i) working with facility owners to design, integrate systems which we sell, and commission/start up new facilities and (ii) selling consumable product lines once existing facilities are operational.

Comparison of Results of Operations for the nine months ended September 30, 2019 and 2018

During the nine months ended September 30, 2019, we generated revenues of $17,056,737, compared to revenues of $14,680,295 during the comparable period in 2018, an increase of $2,376,442 (16%). While this increase is partially attributable to the general growth of the cannabis industry in North America, we believe that this increase primarily occurred as a result of our increased marketing efforts and industry demand for large, environmentally controlled, grow facilities. This increase in revenue primarily occurred in lighting ($1,528,678 increase) and environmental sciences ($461,359 increase).

In 2019, we implemented a strategic initiative to more closely align with our customers and sell an all-encompassing enterprise platform solution. This solution is a full service consultative integrated facility package for interior cultivation design. Supporting this directive, for the nine months ended September 30, 2019, we have signed 43 new environmental controls/fertigation design contracts for a total of 1,009,901 canopy sq. ft., 10 MEP engineering contracts for a total of 347,845 sq. ft, and 7 cultivation space programming design contracts for a total of 874,788 sq. ft.

Cost of sales increased to $11,529,448 during the nine months ended September 30, 2019, compared to $10,375,563 during the comparable period in 2018, an increase of $1,153,885 (11%). These increases are directly related to increased revenues.

Gross profit increased to $5,527,289 (32% of revenue) during the nine months ended September 30, 2019, compared to $4,304,732 (29% of revenue) during the comparable period in 2018. Gross profit as a percentage of revenue increased due to our increased focus on higher margin services business.

Operating expenses increased to $9,581,375 for the nine months ended September 30, 2019, compared to $6,388,292 for the nine months ended September 30, 2018, an increase of $3,193,083 (50%). Marketing expense increased by $234,665 (35%) due to increases in advertising expenses, business development and costs of attendance at trade shows as we prepared for becoming a publicly held company. General and administrative expense, excluding amortization of broker issuing costs and broker warrants associated with our offering of convertible debentures of $167,834, increased by $1,830,531 (36%), due primarily to our expanding work force. Many of our new employees are members of management, hold advanced degrees, and are experts in their area of focus, which increased compensation expense. Stock compensation expense increased by $960,053 primarily as a result of the timing of vesting of stock grants and stock options previously issued under our stock grant and stock option programs.

Beginning in August 2019, we implemented certain cost reduction initiatives that we anticipate will have the following impact on our ongoing operating expenses, including general and administrative costs:

•	Reduced employees by 15, which we expect to result in savings up to $1,828,000, including a 25% burden for benefits and travel;
•	Reduced marketing expenditures by $500,000 by limiting participation in tradeshows and outsourced marketing functions;
•	Eliminated outsourced product development. During the nine months ended September 30, 2019 we incurred approximately $240,000 under that outsourcing program;
•	Reduced corporate function activities, which is expected to result in savings of up to $50,000.

Interest expense, excluding amortization related to the convertible debentures of $796,233, in the nine months ended September 30, 2019, was $374,850 compared to $65,573 incurred during the nine months ended September 30, 2018, as a result of increased debt.

As a result of the above, we incurred a net loss of $5,719,404 during the nine months ended September 30, 2019 ($0.22 per share), compared to a net loss of $2,128,506 during the nine months ended September 30, 2018 ($0.09 per share). In the nine months ended September 30, 2019, $3,076,422 of this loss relates to non-cash expenses compared to $646,302 of non-cash expenses incurred in the nine months ended September 30, 2018.

Comparison of Results of Operations for the three months ended September 30, 2019 and 2018

During the three months ended September 30, 2019, we generated revenues of $5,583,064 compared to revenues of $5,336,631 during the comparable period in 2018, an increase of $246,433 (5%). There were not material changes in revenue in any of our divisions during these comparable periods.

During the three months ended September 30, 2019, we signed 12 new environmental controls/fertigation design contracts for a total of 357,752 canopy sq. ft., 5 MEP engineering contracts for a total of 276,845 sq. ft., and 5 cultivation space programming design contracts for a total of 61,500 sq. ft.

Cost of sales increased to $3,650,965 during the three months ended September 30, 2019, compared to $3,702,255 during the comparable period in 2018, a decrease of $51,290 (1%).

Gross profit increased to $1,932,099 (35% of revenue) during the nine months ended September 30, 2019, compared to $1,634,376 (31% of revenue) during the comparable period in 2018. Gross profit as a percentage of revenue increased due to our increased focus on higher margin services business.

Operating expenses increased to $3,324,921 for the three months ended September 30, 2019, compared to $2,474,374 for the three months ended September 30, 2018, an increase of $850,547 (34%). Marketing expense increased by $32,902 (14%) due to increases in advertising expenses, business development and costs of attendance at trade shows as we prepared for our becoming a publicly held company. General and administrative expense, excluding amortization of broker issuing costs and broker warrants associated with our private offering of convertible debentures of $167,834, increased by $572,939 (32%), due primarily to our expanding work force. Many of our new employees are members of management, hold advanced degrees, and are experts in their area of focus, which increased compensation expense. However, as discussed above, in August 2019 we implemented various cost reduction initiatives that we anticipate will reduce our operating costs, including general and administrative costs in the future. Stock compensation expense increased by $76,872 primarily as a result of the timing of vesting of stock grants and stock options previously issued under our stock grant and stock option plans.

Interest expense, excluding amortization related to the convertible debentures of $796,233, in the three months ended September 30, 2019, was $125,733, compared to $23,430 incurred during the three months ended September 30, 2018, which corresponds to an increase in the average outstanding debt balances during those periods.

As a result of the above we incurred a net loss of $2,809,530 during the three months ended September 30, 2019 ($0.11 per share), compared to a net loss of $846,808 during the three months ended September 30, 2018 ($0.03 per share). In the three months ended September 30, 2019, $1,979,286 of this loss relates to non-cash expenses compared to $432,347 of non-cash expenses incurred in the three months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $3,505,636 which represents an increase of $2,326,784 from our cash balance as of December 31, 2018 of $1,178,852.

As we have previously disclosed, we believe we require an aggregate of $6,000,000 in total funding to fully implement our business plan. To date, we have raised approximately $2,500,000 and we will continue to look for a viable strategic partner(s) to finance the remaining $3,500,000. We will utilize this additional funding to expand our existing operations, including retaining additional qualified experts in engineering design, facility optimization consulting, and expanded commissioning services, as well as working capital. While no assurances can be provided, we anticipate that a portion of these funds will be provided from future operating cash flows.

Because we are involved in the cannabis industry and cannabis is still a Schedule 1 controlled substance under federal law, we are unable to establish a relationship with banks to provide any kind of financing, whether secured or otherwise. As of the date of this Report the US Congress is considering various legislation to allow banking in the cannabis industry. While there are no assurances that this legislation will pass Congress or otherwise become law, if it is adopted we believe we will be able to establish an ongoing relationship with an established bank to provide us with lines of credit secured by our existing purchase orders and other assets. This will limit or perhaps eliminate the need for us to issue any additional equity and subsequently dilute our existing shareholders. Until this does happen and we are given the opportunity to grow our business in a more traditional manner, we will need to access capital, both debt and equity, in the same manner that we have done so in the past.

Effective January 9, 2019, we executed a letter agreement with 4Front Capital Partners, Inc., Toronto, Canada (“4Front”), whereby 4Front agreed to act as our exclusive placement agent in connection with a private placement offering. Beginning in March 2019, 4Front initiated an offering (the “Offering”) of up to $6,000,000 from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture (the “Debentures”) and Common Stock Purchase Warrants (the “Warrants”) to purchase 207.46 shares of our Common Stock at $3.00 per share for a period of two years from the purchase date. The Debentures are due May 31, 2021 and bear interest at 8%, compounded annually, with interest due at maturity. The Debentures, plus any accrued but unpaid interest will automatically convert for no additional consideration, into shares of our Common Stock at a conversion price of $2.41 per share upon the occurrence of a liquidity event. A liquidity event means: (a) the date on which our Common Stock is listed for trading on a recognized stock exchange in either Canada or the United States; and (b) securities issued pursuant to the Offering, including the Common Stock underlying both the conversion right included in the Debentures and underlying the Warrants, have been duly qualified by a registration statement in the United States, allowing the securities to be freely tradeable pursuant to the U.S. securities laws, or a prospectus in Canada. We filed a registration statement with the SEC on September 17, 2019 to register the securities in connection with the Offering. That registration statement was declared effective October 16, 2019, triggering the liquidity event indicated above and the $2,565,000 in Debentures plus $92,037 in accrued interest were converted into 1,102,513 Common Shares at $2.41 per share. The Warrants contain a mandatory exercise provision if the weighted average share price of our Common Stock exceeds $5.00 per share for a period of five consecutive days.

We accepted the final funding on June 24, 2019.

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

Net cash used in operating activities was $86,299 during the nine months ended September 30, 2019, compared to $195,681 for the nine months ended September 30, 2018. Operating cash has been positively impacted from an increase in customer deposits as our business continues to grow. At September 30, 2019, we had $4,224,531 in customer deposits related to customer orders. We require prepayments from customers before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the customer deposits liability account when received. Our standard policy is to collect the following before action is taken on a customer order: 50% deposit; and the remaining 50% payment made prior to shipping. We expect customer deposits to be relieved from the deposits account no longer than 12 months for each project. At September 30, 2019, we had $785,480 in prepayments and advances. This is primarily comprised of prepayments to vendors to initiate orders. We do not have trade payable terms with most of our vendors and as a result, we are required to prepay a portion or all of the total order. Due to the increase in customer projects we had increased prepayments to order materials from vendors.

Net cash used in investing activities was $894,168 for the nine months ended September 30, 2019, compared to $1,073,300 used during the nine months ended September 30, 2018. Historically, cash has been used to increase our investments in strategic partnerships and to acquire property and equipment. We do not anticipate using significant cash in the future to invest in strategic partnerships. We will continue to have ongoing needs to purchase property and equipment to maintain our operations.

Net cash provided by financing activities was $3,307,251 in the nine months ended September 30, 2019, compared to $72,000 during the nine months ended September 30, 2018. Cash provided from financing activities during the nine months ended September 30, 2019 primarily relates to $2,565,000 in proceeds we received from our ongoing Offering of Units in addition to a short term note payable for $970,000, both described above. Unless we revise the terms of our existing outstanding debt, we will need to make significant payments in the future to pay off these outstanding obligations.

In October 2018, we received a $1,000,000 unsecured loan from James Lowe, a director, which became due April 30, 2019. The loan had a one-time origination fee of $12,500. Interest accrued at the rate of 12% per annum and was paid monthly. As additional consideration for the loan we granted Mr. Lowe an option to purchase 30,000 shares of our Common Stock at an exercise price of $1.20 per share, which option is exercisable for a period of five (5) years. The loan is guaranteed by Mr. Nattrass, our CEO, a director and one of our principal shareholders, and by Mr. Gutierrez, one of our principal shareholders, a director, and a former officer. The due date for the note payable was extended in May 2019 to December 31, 2019 and the interest rate was decreased to 9% per year. In consideration for Mr. Lowe extending the maturity date of the Note and reducing the interest rate, we agreed to issue 10,000 shares of our Common Stock to him.

Gross debt, excluding operating leases, was $6,715,000 and $3,478,869 as of September 30, 2019 and December 31, 2018, respectively. This represents an increase in gross debt of $3,236,131, of which $2,565,000 relates to the issuance of the Convertible Debentures and $970,000 relates to the sale of future receivables. These increases were offset by payments on other debts during the nine months ended September 30, 2019.

Subsequent Event

On October 16, 2019, our registration statement filed with the SEC was declared effective which the conversion of $2,565,000 of Debentures plus $92,037 in accrued interest into 1,102,513 Common Shares at $2.41 per share.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2019.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended September 30, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 1,160,833 and 1,751,633 shares of Common Stock in the three and nine months ended September 30, 2019, respectively as part of grants issued to our employees at the inception of their employment with us. We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act to issue these shares. We did not receive any cash proceeds from the issuance of these shares.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2019.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer

By:	/s/ Richard Akright
Richard A. Akright, Interim Principal Financial Officer and Interim Principal Accounting Officer

