Form 10-K/A
period 2018-12-31
urban-gro, Inc.
filed 2020-01-21
CIK 1706524

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No 1

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

EXPLANATORY NOTE

urban-gro Inc. (the “Company”) is filing this Amendment No.1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on April 3, 2019 (the “Original Filing Date”)

The Company is filing this Amendment to clarify the disclosure under Part II, Item 9A, Controls and Procedures, wherein it indicated that such controls were ineffective as of December 31, 2018. The Company’s Controls and Procedures were effective on December 31, 2018.

Except for the foregoing, no other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

FORWARD LOOKING STATEMENTS

This amended Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements regarding urban-gro, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART II

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

Based on its assessment, management has concluded that as of December 31, 2018, our disclosure controls and procedures and internal control over financial reporting were effective.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the exhibit index of the Original Report and the exhibits listed in the exhibit index of this Amendment No. 1 are filed with, or incorporated by reference in, this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

URBAN-GRO, INC.

Dated: January 21, 2020	By:	/s/ Bradley Nattrass
Bradley Nattrass Principal Executive Officer

	By:	/s/ Richard Akright
Richard Akright, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 21, 2020.

/s/ Bradley Nattrass
Bradley Nattrass, Director

/s/ Octavio Gutierrez
Octavio Gutierrez, Director

/s/ Lewis O. Wilks
Lewis O. Wilks, Director

/s/ James H. Dennedy
James H. Dennedy, Director

/s/ Lance Galey
Lance Galey, Director

/s/ James Lowe
James Lowe, Director

