Form 10-K
period 2019-12-31
urban-gro, Inc.
filed 2020-05-18
CIK 1706524

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 000-52898

URBAN-GRO, INC.

(Exact name of registrant as specified in its charter)

Colorado		46-5158469
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

1751 Panorama Point Unit G Lafayette, CO	80026	(720) 390-3880
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	UGRO	OTCQX

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 28, 2019 was $13,327,898.

As of May 8, 2020, the registrant had 28,709,312 shares of Common Stock issued and outstanding.

i

EXPLANATORY NOTE

As previously reported by urban-gro, Inc. (the “Company”) in its Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020, in accordance with the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (as modified on March 25, 2020 by Release No. 34-88465, the “Order”), the Company disclosed that it was relying on the relief provided by the Order in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) due to the circumstances related to the coronavirus disease 2019 (“COVID-19”). In particular, COVID-19 caused disruptions in the Company’s day-to-day operations resulting in limited access to the Company’s facilities and limited support from its staff and professional advisors, in turn, delayed the Company’s ability to complete its audit and prepare the Report.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements regarding urban-gro, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report, including the factors described in Part I, Item 1A, “Risk Factors”. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (“SEC”).

PART I

Item 1. Business.

Business Overview

urban-gro, Inc. (“we,” “us,” our,” the “Company,” or “urban-gro”) is a leading engineering design services company that integrates complex environmental equipment systems to create high-performance indoor cultivation facilities for the global commercial horticulture market. Our custom-tailored, plant-centric approach to design, procurement, and integration provides a single point of accountability across all aspects of indoor growing operations. We also help our customers achieve operational efficiency and economic advantages through a full spectrum of professional services focused on facility optimization, and integrated pest management programs that promote environmental health.

THE URBAN-GRO SOLUTION

We offer customers a solution to help engineer, design, and operate high-performance indoor cultivation facilities. Our systemic approach to growing superior crops with a focus on maximizing plant yields and lowering overall operational costs helps customers achieve their objectives for quality and profitability. Our solution offers functionality that helps customers manage the entire cultivation lifecycle, from facility engineering and design to operation and day-to-day management. We offer a full range of custom services integrated with select cultivation equipment and product solutions, which we primarily source from third party technology and manufacturing partners but also develop in-house.

Our service offerings include full facility programming, engineering, and design services, start-up facility and equipment commissioning services, facility optimization services, and integrated pest management (“IPM”) planning and strategy services. Complementing these services, we work with customers to source an integrated suite of select cultivation equipment systems and crop management products, which include: (1) environmental controls, fertigation, and irrigation distribution systems; (2) freshwater, wastewater, and condensation treatment systems; (3) purpose-built HVAC solutions, (4) light-emitting diode (“LED”), high-pressure sodium (“HPS”) and ceramic metal halide (“CMH”) lighting systems; (5) rolltop, multi-tier, and automated container benching systems; (6) odor mitigation & microbial reduction systems; (7) airflow systems; (8) industrial spray applicators; (9) pesticides and bio-controls; (10) plant nutrition products; (11) substrate and coco bag solutions; and (12) our Soleil® technology data analytics platform that includes wireless environmental & substrate sensing and remote monitoring and support.

our strategy for growth

Our strategy is to continue to establish our end-to-end solution as the industry standard for commercial indoor cultivation. We intend to continue to focus on integrating our expertise and service offerings with the best available technologies to achieve operational superiority and profitability. We believe it will be imperative to maintain and to continue to develop close relationships with both existing and new leading technology and manufacturing providers. In addition to further developing our focus on general horticulture, we believe we will see continued growth opportunities as the cannabis industry evolves and matures on a global basis.

We may also seek additional growth opportunities through strategic acquisitions and investments. For instance, we acquired Impact Engineering, Inc., a provider of mechanical, electrical, and plumbing (“MEP”) engineering services in March 2019. Impact Engineering, operating under the name Grow2Guys, has provided design and engineering services on 300+ projects, representing over 3,500,000 square feet, including cultivation and extraction facilities, dispensaries, and MIP kitchens. We also have a strategic investment in Edyza, Inc. (“Edyza”), a hardware and software technology company that enables dense sensor networks in agriculture, healthcare, and other environments that require precise micro-climate monitoring. We intend to continue to pursue synergistic investments, acquisitions, and joint venture opportunities to the extent they may support our growth objectives. When analyzing these opportunities, we intend to focus on those that will help us secure exclusive rights to sell products, services, or technologies to support the global cannabis industry better. However, our efforts to grow by strategic acquisitions are subject to, among other things, the availability of capital, as well as legal and regulatory restrictions relating to the cannabis and horticulture industry.

OUR PRODUCTS AND SERVICES:

Our indoor commercial cultivation solution offers an integrated suite of services, equipment systems, and products that generally fall within the following categories: engineering design services, integration of complex environmental equipment systems, integration of cultivation equipment systems and post start-up product and service solutions.

•	Engineering design services. Our engineering design services include cultivation space programming, integrated cultivation design and full-facility MEP engineering.
•	Integration of complex environmental equipment systems. This includes the integration of environmental controls, fertigation and irrigation distribution, a complete line of water treatment and reclamation systems, purpose-built HVAC systems, and odor mitigation & microbial reduction systems.
•	Integration of cultivation equipment systems. This includes the integration of commercial grade light systems including LED, HPS and CMH, rolling and automated bench systems and fans.
•	Post start-up product and service solutions. Our post start-up solutions are primarily offered through our Environmental Sciences Group (“ESG”), which focuses on designing preventative IPM plans, sourcing IPM products such as fertilizers, nutrients, pesticides, and biologicals. We also offer a full line of professional consulting services focusing on post start-up facility optimization, and the implementation of our Soleil® technology data analytics platform

We currently have two proprietary brands, our Soleil® technology offering and our OPTI-DURA® cultivation equipment and product offering.

Soleil®

Soleil® is a recurring revenue focused solution that we offer primarily to the cannabis operators through a partnership with Edyza. Edyza’s platform comprises a cloud-based services back-end management and administration system, and an intuitive customer interface. Edyza’s platform employs a robust, high performance, proprietary, tree-mesh wireless network topology. The user interface is designed for intuitive ease-of-use navigation of the customer’s systems, and as a universal user interface that will integrate typically all disparate systems within the grow environment.

Soleil® utilizes wireless hardware sensors to acquire data within the grow environment. Sensed data is transmitted over the wireless network and to cloud services. Data undergoes processing for reporting analysis and data visualizations important to the grower for actions and corrections to the grow environment equilibrium and balance. The current Soleil® sensor product family includes sensing for temperature, humidity, carbon dioxide, organic compounds, barometric pressure, soil moisture, conductance (nutrients), and grow light output intensity. The combination of sensing with the environmental factors that are measured are essential components to achieve the careful balance of a grow environment.

As water resources become scarce and transportation, energy, and labor costs rise, controlled environment agriculture is quickly gaining interest and investment. The ability to precisely monitor environmental and plant conditions in a regulated, indoor environment helps optimize crop yield and quality. With just a few clicks, cultivators are able to assess temperature, moisture content, nutrient content, and pH—among other factors—in order to maintain ideal growing conditions. While existing substrate (soil) sensing technology is very costly to implement and is subject to scalability, wire, efficiency, and reliability constraints, the demand for a wireless solution that provides real-time data is on the rise. Soleil® offers a complete solution that can help increase operational efficiency, efficient use of hardware and network systems, and reduction of waste – all leading to improvements in profitability.

In addition to environmental and soil sensing, the same platform is being leveraged to economically monitor mission critical mechanical systems using vibration, energy consumption, and temperature. The sensors will alert cultivators to potential equipment failures like broken fans, clogged emitters, or inefficient HVAC systems.

The Soleil® business model is a subscription-based, data services product. We believe the subscription sales contracts will help increase adoption in the industry due to lower capital costs for acceptance and implementation by customers. We have partnered with Edyza on a weighted profit share basis where we are responsible for sales and marketing and Edyza provides all manufacturing, business and product development, software build out and continual improvement. Hardware and network services remain the property of Edyza, who also manages data hosting, data analysis, reporting and visualizations. Standard and customized data visualizations are provided and available, and types and details are dependent on the subscribed level of service. Standard reporting consists of graphs and charts, and custom visualizations also include Augmented Reality and Mixed Reality data representations.

Opti-Dura® Cultivation Product & Equipment Offering

Supplementing our best-in-class complex equipment systems that we procure from top manufacturers in the horticulture industry, we have created a high-quality, value-driven “house brand” of cultivation products and equipment, which we sell under our OPTI-DURA® brand. Our sourcing of cultivation products and equipment has been researched and developed by cultivators that know first-hand the quality and specifications desired by cultivators.

Today, our OPTI-DURA® product line consists of OPTI-DURA® large-scale pesticide applicators that we purchase from a U.S.-based company and sell under our brand. Our commercial applicators are made in America and built by farmers. They are particularly useful for commercial cultivation facilities utilizing high pressure and special spray nozzles that help “twists” the liquid under the leaves where pests often hide. We are an exclusive distributor of the heaviest duty sprayers on the market.

OUR PRIMARY VENDOR RELATIONSHIPS

We work closely with leading technology and manufacturing providers to deliver an integrated solution designed to achieve the stated objectives of our customers. Although we have numerous provider relationships, two vendors are particularly important to our solution: Argus Controls (“Argus”) and Fluence Bioengineering (“Fluence”):

o	Argus provides automated control systems for the horticulture and aquaculture industries. Argus systems provide three essential functions: (i) fully integrated equipment control; (ii) advanced monitoring and alarms; and (iii) comprehensive crop and environmental data acquisition and management information. Argus capabilities include facilities automation and specialty monitoring and control applications to support the needs of cultivators. Argus’ systems are used in horticulture and biotechnology research facilities, universities, aquaculture and aquaponics, and many other custom control applications at sites throughout the world.

o	On December 11, 2019, we renewed our multi-year strategic agreement with Argus to provide cannabis cultivators in North America with industry-leading, plant-centric solutions for environmental control, automation, and nutrient management.

o	We have worked with Argus on over 50 projects and the extended agreement demonstrates both companies’ commitment to client success through early and ongoing collaboration with cannabis cultivators throughout their project lifecycles.

o	Fluence’s LED-based lighting systems are designed to provide high levels of photosynthetically active radiation ideal for commercial cultivation and research applications from microgreens to cannabis. From sole-source indoor grow lighting to supplemental greenhouse lighting, Fluence custom tailors the light spectrum and form-factors to optimize plant growth and increase yields while consuming less energy and reducing operating costs versus legacy technologies. Sales of Fluence’s LED lighting systems accounted for 25% of our consolidated revenue for the year ended December 31, 2019.

We have not experienced any material changes in the availability of equipment and products from Argus, Fluence or any other vendor or supplier.

OUR CUSTOMERS

We primarily market and sell our products and services to operators of commercial indoor cultivation facilities in the United States and Canada. To date, our primary customer base has been comprised of indoor commercial cultivators seeking to grow high-quality cannabis crops. One customer represented 21% of our total revenue for the year ended December 31, 2019. Since launching the engineering and design division in 2018, we have designed and assisted in the build-out of 200+ projects for some of the largest independent and multi-state operators in both the United States and Canada. With Grow2Guys’ 300+ projects, our engineering and design teams have combined experience of over 500+ projects.

Although the rapidly expanding cannabis market has been our target market and substantially all of our revenues to date have been generated from customers in the cannabis industry, we are seeking to diversify our customer base by expanding into other segments of the indoor horticultural market, including targeting cultivators of high value crops such as tomatoes, strawberries, chilies, peppers, and leafy greens. During 2019, we also began exploring the potential demand for our solutions in select countries, including those within Latin America and Europe.

SALES AND MARKETING

Sales Strategy

Our sales team is comprised of one Executive Vice President, one Director of Enterprise Solutions, three Directors of Sales, and one Sales Associate. The Directors of Sales, serving as “relationship ambassadors,” are located across the United States and are tasked with finding, building and supporting sales and customer relationships.

With the experience garnered from providing engineering and design services to 500+ projects, and our continued research on finding best in class complex equipment solutions, our customers choose to work with us because our solution is custom tailored to address the combination of process flow, efficient industry best equipment solutions, complex environment systems, and the sensitivities of the plant.

When potential customers express an interest in our solution, we provide them with a technical expert, or Sales Engineer, who can quickly and effectively explain a proposed solution to resolve the customers’ specific challenges. We believe this technical sales process requires true segment expertise, which we also believe has not been readily available to indoor cultivators, particularly those in the cannabis industry. As a systems integrator, we employ a team of segment-specific educated and technical experts with deep experience in each of the five solution segments, including:

•	Environmental Controls, Fertigation, Irrigation Distribution;

•	Water Treatment;

•	Integrated Pest Management;

•	Lighting Systems; and

•	Mechanical Systems (HVAC).

Our team includes talented and experienced individuals including individuals with Masters Degrees in Business Administration, Plant Science, Horticulture, and post-secondary degrees in Environmental Science, Horticulture, Agricultural Engineering, and Electrical/Mechanical/Controls Engineering. We leverage these technical experts in their areas of expertise to continually find and vet what we believe are the best-in-class solutions, and then educate and inform our customers on best solution use and techniques.

In addition to leads generated from the execution of our marketing strategy, for additional new business opportunities, we focus on referrals generated from our relationships with industry partners and from contract referral agents. By offering a referral program to consultants whose primary business model is to help their customers set up cultivation facilities from the design stage through cultivation, we ensure access to a strong network of cultivators.

Contractual Sales Cycle

We generate revenue and profits based on the value we provide for design, engineering, and complex systems expertise. At the outset of a customer project, we utilize a proprietary project estimation tool that accounts for multiple variables relating to the size and complexity of the new or retrofitted facility. This tool optimizes the facility layout taking into consideration the costs of systems, materials, people and utilities, as well as the movement of people and plants, to provide a facility that meets the business goals of the customer. After the project estimate is determined, a design fee and project deposit are determined. The design fee is dependent on the desired design services and on project complexity, including facility and canopy size, type and complexity of controls system, number of irrigation zones, types of nutrients, and the number of individual plants that require individual irrigation. We provide our solution pursuant to a contract that typically requires a project design deposit equal to 50% of the project estimate, with the remaining balance being due prior to delivery of the construction documents, which collectively takes, on average, a period of up to six months.

Following the design stage, we contract with customers to provide customized equipment systems. To begin the procurement process, we charge an equipment system deposit ranging from 20% to 50% of total cost, which varies based on lead time, complexity, and the type of systems. After the procurement window, which ranges from one week to five months to allow for the manufacturing and assembly of systems, we charge a final shipment payment for the balance owed, which is due within two weeks of system readiness and prior to shipment. Following installation of the system, we dispatch an engineering team to commission the system.

To date, the cost to our customers for our systems has ranged between $75,000 and $4,000,000, depending on the size of cultivation, the complexity of systems, types, and the number of systems utilized from our product portfolio. We do not provide direct financing to our customers.

Marketing Strategy

We provide customers with services and solutions for the life of their grow — from early stage facility programming, engineering design, and the integration of complex equipment systems, through commissioning / facility start-up, and followed by an operational consulting services offering. Our team of scientists and experts understands the highly regulated market, challenges, and opportunities unique to cultivators. The following outlines the various stages of cultivation operation and defines the ways in which we serve the needs of cultivators and their stakeholders.

Early-Stage Engagement ->Planning and Building Consensus -> Custom Design and Integration of Complex Systems & Equipment -> Commissioning -> Operational Consulting Services

•         Early-Stage Engagement ->Planning and Building Consensus:

o	Cultivation Space Programming:

▪	Early-stage engagement with stakeholders provides for an optimized interaction between people, plants and process which saves stakeholders money and time through smart, informed decision-making.

o	Integrated Cultivation Design:

▪	Professionally designed layouts for climate control, fertigation, benches, fans, and lighting ensure optimal space utilization and product performance.

o	MEP Engineering:

▪	Our MEP engineering focuses on the full building, not just the cultivation space. This eliminates the “gap” between cultivation and the building systems. We provide HVAC engineering and design; plumbing engineering and design; electrical engineering and design; and securing documentation for the building permits necessary to obtain certificates of occupancy.

•         Custom Design and Integration of Complex Systems & Equipment:

o	Integration of Complex Environmental Equipment Systems:

▪	Custom designed and sale of vetted and purpose-built controls and fertigation systems, water treatment, and mechanical systems.

o	Integration of Cultivation Equipment Systems:

▪	Sale of vetted and best-in-class rolling and automated container benching systems, HAF/VAF fans, lighting solutions and microbial mitigation and odor reduction systems.

•	Commissioning:

o	Today’s cultivation systems are custom designed and extremely complex. Our team of project managers and engineers supports the installation process by coordinating with a customer’s engineers and stakeholders to avoid project bottlenecks and support construction trades. Our commissioning team ensures that the equipment is installed according to the design and operates as committed.

•	Operational Consulting Services

o	After a facility is operational, we offer a full range of consulting services focused on facility optimization. Our technical experts are available to travel on-site and offer facility audit reports as well as detailed standard operating procedures and product recommendations to better optimize the facility.

Environmental Sciences Group (“ESG”)

In addition to our design and integrated systems offering, our ESG helps drive a recurring revenue stream. The ESG team provides strategic and tactical consulting for cultivators to create IPM programs that minimize crop loss resulting from pest outbreaks. Our plant scientists are experts in IPM and, for customers in the cannabis industry, have an unparalleled understanding of the complex cannabis cultivation laws that vary by state, county, and city.

Through our IPM subscription service, we work with cultivators to provide cutting-edge pesticide and biocontrol regimens that adhere to a customer’s regulatory environment. Our procurement team leverages our national buying power to ensure the best product value. These are consumables that commercial cultivators purchase on a regular basis. They include pesticides, nutrients and fertilizers and are paid for prior to shipping or on terms for existing customers. The ESG has also begun integrating the Soleil® technology platform into IPM planning, in turn providing the customer with real-time data to make informed decisions to optimize crop environments, preventing crop loss through actionable alerts and programmed responses to conditions.

Competition

While we feel that no other competitor offers a comparable complex end-to-end solution, we do face competition from a few companies that offer some varying selections of engineering design services. Further, these companies often outsource to third-parties for the integration and sale of equipment systems and products, particularly within the cannabis industry. We also compete with other smaller and mid-sized companies that focus primarily on either engineering design services or product sales. Within the services space, there are several product or services specific competitors that offer similar services, such as MEP services or basic fertigation design. Our product offering faces competition from several competitors who offer similar products to those offered by us, including many who have greater financial resources than we currently have available. Currently, we view our competition to be focused on equipment sales that are predominantly commodity “off-the-shelf” items like lighting and other cultivation staple products, both pre and post-startup. This competition comes from wholesale traditional horticulture dealers, online retailers, and some manufacturers who sell direct.

Greenhouse manufacturers and European Systems Integrators may increasingly seek to offer comprehensive product and service solutions to compete with our integrated solution, but they are primarily focused on the greenhouse industry, and not indoor cultivation facilities. European Systems Integrators, in particular, are experienced and have a strong operating history in traditional horticulture and provide specialized, intensive, and large-scale solutions that revolve around greenhouse projects. Further, although we frequently partner with direct manufacturers to deliver our customized solution, these manufacturers may seek to engage with customers directly to deliver their products. In addition, we sometimes compete with electrical contractors with respect to specific components of facility engineering and design.

As the cannabis market continues to mature and develop and legalization becomes more prevalent, we expect to see more competition from cannabis-focused agricultural product and service providers. These companies may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources. These competitors may adopt more aggressive pricing policies and make more attractive offers to existing and potential customers, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

REGULATION

U.S. Regulations

While we do not generate any revenue from the direct sale of cannabis products, we offer our solutions to indoor cultivators that are engaged in various aspects of the cannabis industry. Marijuana is a Schedule I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.

As of the date of this report, 33 states and the District of Columbia allow their citizens to use medical marijuana. The District of Columbia and 11 states – Alaska, California, Colorado, Illinois, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont and Washington – have adopted the most expansive laws legalizing marijuana for adult use. Most recently, Michigan voters approved a ballot measure permitting adults age 21 and over to purchase and possess adult use marijuana. Vermont became the first state earlier this year to legalize marijuana for adult use through the legislative process, rather than via a ballot measure. Vermont's law allows for adults age 21 and over to grow and possess small amounts of cannabis. However, it does not permit the sale of nonmedical cannabis. Some other state laws similarly decriminalized marijuana, but did not initially legalize retail sales. These state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. If the federal government decides to enforce the Controlled Substances Act with respect to marijuana, it will cause significant financial damage to us.

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

Since the use of marijuana is illegal under federal law, most federally chartered banks will not accept deposit funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our customers to operate. There have been recent movement to allow state-chartered banks and credit unions to provide banking to the industry, but as of December 31, 2019, there were only nominal entities that have been formed that offer these services.

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

For a comprehensive and up to date perspective on this process and current states and territories cannabis laws please refer to the following link: http://www.mpp.org/states/key-marijuana-policy-reform.html.

In order to participate in either the medical or adult use sides of the marijuana industry in Colorado and elsewhere, all businesses and employees must obtain licenses from the state and, for businesses, local jurisdictions. Colorado issues four types of business licenses including cultivation, manufacturing, dispensing, and testing. In addition, all owners and employees must obtain an occupational license to be permitted to own or work in a facility. All applicants for licenses undergo a background investigation, including a criminal record check for all owners and employees.

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

CANADIAN REGULATIONS

Summary of the Cannabis Act

On October 17, 2018, the Cannabis Act came into force as law with the effect of legalizing adult recreational use of cannabis across Canada. The Cannabis Act replaced the Access to Cannabis for Medicinal Purposes Regulations (“ACMPR”) and the Industrial Hemp Regulations, both of which came into force under the Controlled Drugs and Substances Act (Canada) (the “CDSA”), which previously permitted access to cannabis for medical purposes for only those Canadians who had been authorized to use cannabis by their health care practitioner. The ACMPR replaced the Marihuana for Medical Purposes Regulations (Canada) (the “MMPR”), which was implemented in June 2013. The MMPR replaced the Marihuana Medical Access Regulations (Canada) (the “MMAR”) which was implemented in 2001. The MMPR and MMAR were initial steps in the Government of Canada’s legislative path towards the eventual legalization and regulating recreational and medical cannabis.

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

On July 11, 2018, the Canadian federal government published regulations in the Canada Gazette to support the Cannabis Act, including the Cannabis Regulations, the new Industrial Hemp Regulations, along with proposed amendments to the Narcotic Control Regulations and certain regulations under the Food and Drugs Act (Canada). The Industrial Hemp Regulations and the Cannabis Regulations, among other things, outline the rules for the legal cultivation, processing, research, analytical testing, distribution, sale, importation and exportation of cannabis and hemp in Canada, including the various classes of licenses that can be granted, and set standards for cannabis and hemp products. The Industrial Hemp Regulations and the Cannabis Regulations include strict specifications for the plain packaging and labelling and analytical testing of all cannabis products as well as stringent physical and personnel security requirements for all federally licensed production sites. The Industrial Hemp Regulations and the Cannabis Regulations also maintain a distinct system for access to cannabis. With the Cannabis Act now in force, cannabis has ceased to be regulated under the CDSA and is instead regulated under the Cannabis Act, and both the ACMPR and the Industrial Hemp Regulations have been repealed effective October 17, 2018.

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

Employees

As of the date of this Report, we employ 37 persons, of which 34 are full-time, one is part-time, and two are currently on furlough. None of our employees are covered by collective bargaining agreements. We also utilize the services of one independent contractor who is focused on increasing operational efficiencies within the business, three electrical engineers, and a revolving number of referral agents. We require all our employees and consultants to sign a confidentiality and non-disclosure agreement. We believe that our future success will depend, in part, on our ability to hire and retain qualified personnel.

Trademarks and Patents

Our success depends upon our technology and intellectual property rights. We seek to protect such rights and the value of our corporate brands and reputation through a variety of measures, including: patents, domain name registrations, confidentiality and intellectual property assignment agreements with employees and third parties, protective contractual provisions, and laws regarding copyrights, trademarks, and trade secrets. We hold multiple registered trademarks in the United States and in various foreign countries, and we may apply for additional trademarks as business needs require. We also have rights to certain patents pursuant to our agreements with Edyza.

Certain protections normally available to us related to design or other utility patents in the cannabis industry may not currently be enforceable under federal law.

History

We were originally formed on March 20, 2014, as a Colorado limited liability company. In March 2017, we converted to a Colorado corporation and exchanged shares of our common stock (“Common Stock”) for every member interest issued and outstanding on the date of conversion. In June 2018, we formed urban-gro Canada Technologies, Inc. as a wholly owned Canadian subsidiary, which we utilize for all our Canadian sales operations. Effective March 7, 2019, we acquired 100% of the stock of Impact Engineering, Inc., d/b/a Grow2Guys, a provider of MEP engineering services.

AVAILABLE INFORMATION

Our internet address is www.urban-gro.com and our investor relations website is located at ir.urban-gro.com . Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our investor relations website, free of charge, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Form 10-K. The SEC maintains a public website, www.sec.gov, which includes information about and the filings of issuers that file electronically with the SEC.

Item 1A. Risk Factors.

In addition to all the other information set out in this Report, the following specific factors could materially adversely affect us and should be considered when deciding whether to make an investment in us and our Common Stock. Other risks and uncertainties that we do not presently consider to be material, or of which we are not presently aware, may become important factors that affect our future financial condition and results of operations. The occurrence of any of the risks discussed below could materially adversely affect our business, prospects, financial condition, results of operations or cash flow.

Risks Related to Our Operations

The COVID-19 pandemic could continue to materially adversely affect our business, financial condition, results of operations, cash flows and day-to-day operations.

The recent outbreak of COVID-19, a novel strain of coronavirus first identified in China, which has spread across the globe including the U.S., has had an adverse impact on our operations and financial condition. Most recently, the response to this coronavirus by federal, state and local governments in the U.S. has resulted in significant market and business disruptions across many industries and affecting businesses of all sizes. This pandemic has also caused significant stock market volatility and further tightened capital access for most businesses. Given that the COVID-19 pandemic has caused a significant economic slowdown it appears increasingly likely that it could cause a global recession, which could be of an unknown duration and could have had an adverse effect on our liquidity and profitability.

As a result of these events, we assessed our near-term operations, working capital, finances and capital formation opportunities, and implemented, in late March 2020, a downsizing of our operations and workforce to preserve cash resources and focus our operations on customer-centric sales and project management activities. The duration and likelihood of success of this workforce reduction are uncertain. If this downsizing effort does not meet our expectations, or additional capital is not available, we may not be able to continue our operations. Other factors that will affect our ability to continue operations include the market demand for our products and services, our ability to service the needs of our customers and prospects with a reduced workforce, potential contract cancellations, project scope reductions and project delays, our ability to fulfill our current backlog, management of our working capital, the availability of cash to fund our operations, and the continuation of normal payment terms and conditions for purchase of our products. In light of these extenuating circumstances, there is no assurance that we will be successful in growing and maintaining our business with our customers. If our customers or prospects are unable to obtain project financing and we are unable to increase revenues, or otherwise generate cash flows from operations, we will not be able to successfully execute on the various strategies and initiatives we have set forth in this Report to grow our business.

The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will depend on the length of time that the pandemic continues, its effect on the demand for our products and our supply chain, the effect of governmental regulations imposed in response to the pandemic, as well as uncertainty regarding all of the foregoing. We cannot at this time predict the full impact of the COVID-19 pandemic, but it could have a larger material adverse effect on our business, financial condition, results of operations and cash flows beyond what is discussed within this Report.

We have a relatively limited history of operations, a history of losses, and our future earnings, if any, and cash flows may be volatile, resulting in uncertainty about our ability to service and repay our debt when it comes due and uncertainty about our prospects generally. There is substantial doubt about our ability to continue as a going concern.

We were initially organized as a limited liability company in the State of Colorado on March 20, 2014. In March 2017, we converted into a corporation with the expectation of becoming a public reporting, trading company. During the year ended December 31, 2019, we generated revenues of $24.2 million and incurred a net loss of $8.3 million. During the year ended December 31, 2018, we generated revenues of $20.1 million and incurred a net loss of $3.9 million. During the year ended December 31, 2017, we generated revenue of $12.3 million, and incurred a net loss of $2.6 million. Our lack of a significant history and the evolving nature of the market in which we operate make it likely that there are risks inherent to our business that are yet to be recognized by us or others, or not fully appreciated, and that could result in us suffering further losses. As a result of the foregoing, and concerns regarding the economic impact from COVID-19, an investment in our securities necessarily involves uncertainty about the stability of our operating results, cash flows and, ultimately, our ability to service and repay our debt and our prospects generally.

In August 2019, due to liquidity constraints, we commenced certain targeted cost reduction initiatives to focus on our company’s core services and reduce our operating costs and general and administrative expenses, including reducing employee headcount, marketing expenditures and corporate functions and activities, as well as eliminating outsourced product development.

Notwithstanding these measures, there remain risks and uncertainties regarding our ability to generate sufficient revenues to pay our debt obligations and accounts payable when due. These risks and uncertainties raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements in connection with this Report are issued. The consolidated financial statements included in this Report have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to generate revenue, control costs and, if necessary, raise capital on acceptable terms.

Substantially all of our revenues to date have been generated from customers in the cannabis industry, which is an emerging industry and has only been legalized in some states and remains illegal in others and under U.S. federal law, making it difficult to accurately predict and forecast the demand for our solution.

Although we are looking to expand into other segments of the horticulture market, including the rapidly growing vertical farming segment, substantially all of our revenues to date have been generated from customers in the cannabis industry. The cannabis industry is immature in the Unites States and has only been legalized in some states and remains illegal in others and under U.S. federal law, making it difficult to accurately predict and forecast the demand for our solution. Because of our limited operating history and the recent development of the cannabis industry in general, it is difficult to evaluate our business and future prospects. We will continue to encounter risks and uncertainty relating to our operations that may be difficult to overcome. To do so, we believe it will be important to:

•	Execute our business and marketing strategy successfully;
•	Increase and diversify our customer base;
•	Meet customer demand with quality, timely services;
•	When appropriate, partner with affiliate marketing companies to explore demand;
•	Leverage relationships with existing customers;
•	Enhance the solutions that we offer and provide wider distribution; and
•	Attract, hire, motivate and retain qualified personnel.

Due to our current dependence on the cannabis market, we are relying heavily upon the various U.S. federal governmental memos issued in the past (including the memorandum issued by the DOJ on October 19, 2009, known as the “Ogden Memorandum”, the Cole Memorandum and other guidance), as well as recent assurances issued by the Trump administration, to remain acceptable to those state and federal entities that regulate, enforce, or choose to defer enforcement of certain current regulations regarding cannabis and that the U.S. federal government will not change its attitude to those practitioners in the cannabis industry as long as they comply with their state and local jurisdictional rules and authorities.

The cannabis industry is not yet well-developed, and many aspects of this industry’s development and evolution cannot be accurately predicted. While we have attempted to identify many risks specific to the cannabis industry, you should carefully consider that there are other risks that cannot be foreseen or are not described in this Report, which could materially and adversely affect our business and financial performance. We expect that the cannabis market and our business evolve in ways that are difficult to predict. For example, it is anticipated that over time, we will reach a point in most markets where we have achieved a market penetration level in which new customer acquisitions are less productive, and the continued growth of our revenue will require more focus on increasing the rate at which existing customers purchase products and services across our platforms. Our long-term success will depend on our ability to successfully adjust its strategy to meet the changing market dynamics. If we are unable to successfully adapt to changes in the cannabis industry our operations could be adversely affected.

We may incur losses in the near future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

While we have focused significantly on decreasing our operating expenses by reducing variable expenses, employee count, and contracting our marketing activities in order to become cash flow positive, such decreases may adversely affect our operating results if we are unable to support the business effectively. In turn, this would have a negative impact on our financial condition and share price.

We also cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenues do not grow or our product category gross margins begin to decline, we may experience a loss in one or more future periods. Collectively, this may impact our ability to implement our business strategy and adversely affect our financial condition. This would also have a negative impact on our share price.

We are attempting to build a business without the support of financial institutions and traditionally available banking support.

Even though we are not actively engaged in the production of cannabis, the federal prohibitions on the cannabis industry in the United States inhibit our ability to establish traditional banking support and opportunities. Specifically, banks are currently unwilling to provide us with any financing normally available to growth stage companies similar to ourselves, including purchase order financing. As a result, we have been forced to finance our expansion by raising capital privately, as well as through private debt and operating capital. This has placed a significant constraint on our cash flow. While current legislation brought before the U.S. Congress may be enacted in the future to alleviate this problem, there are no assurances this will occur. Our failure to obtain additional debt or equity financing in the future could have a negative impact on our ability to continue to grow and expand our operations, which will have a negative impact on our anticipated results of operations.

We may become subject to additional regulation of farm and grow products.

We do not believe that our targeted products are subject to regulation by the United States Food and Drug Administration or any similar state agency in the United States. However, changes in the industry, including growth or additional regulation makes it possible that such regulations may be put into place and that such regulations could impact sales or otherwise negatively impact our revenues and business opportunities.

Competition in our industry is intense.

There are many competitors in the horticulture industry and, in particular the cannabis industry, including many who offer somewhat categorically similar products and services as those offered by us. There can be no guarantees that in the future other companies won’t enter this arena by developing products that are in direct competition with us. We anticipate the presence as well as entry of other companies in this market space but acknowledge that we may not be able to establish or if established, to maintain a competitive advantage. Some of these companies may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to market opportunities. It may also allow them to devote greater resources to the marketing, promotion and sale of their products and/or services. These competitors may also adopt more aggressive pricing policies and make more attractive offers to existing and potential customers, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

A drop in the retail price of cannabis products may negatively impact our business.

The fluctuations in economic and market conditions that impact the prices of commercially grown cannabis, such as increases in the supply of cannabis and decreases in demand for cannabis, could have a negative impact on cannabis producers that we service, and therefore could negatively impact our business.

Our principal shareholders have the ability to significantly influence or control matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions.

Currently, our principal shareholders own in excess of a majority of our outstanding Common Stock. As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

Our management does not have significant financial reporting experience on the OTCQX, or significant experience in managing a public company.

Only our Chief Financial Officer (“CFO”) has public company management experience. This may make it difficult for us to establish and maintain effective internal controls over financial reporting, which may lead to delays in filing reports required by the rules and regulations of the SEC and the suspension of quotation of our securities on the OTCQX, which will make it more difficult for you to sell your securities. The OTCQX and other national stock exchanges limit quotations to securities of issuers that are current in their reports filed with the SEC. Our failure to file such reports with the SEC in a timely manner could also result in a delisting.

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategies, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our active senior executive leadership team, including Brian Zimmerman, Jonathan Nassar, Mark Doherty, and particularly Bradley Nattrass and Dick Akright, have significant experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the horticulture industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase.

We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of custom-tailored horticulture solutions, we must attract and retain qualified personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by cash flow and other operational restraints. The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

We could be liable for fraudulent or illegal activity by our employees, contractors and consultants resulting in significant financial losses as a result of claims against urban-gro.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to urban-gro that violate government regulations. It is not always possible for us to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against urban-gro, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of urban-gro’s operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our insurance may not adequately cover our operating risk.

The Company has insurance to protect its assets, operations and employees. While the Company believes its insurance coverage addresses all material risks to which it is exposed and is adequate and customary in its current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which the Company is exposed. In addition, no assurance can be given that such insurance will be adequate to cover the Company’s liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If the Company were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if the Company were to incur such liability at a time when it is not able to obtain liability insurance, its business, results of operations and financial condition could be materially adversely affected.

We are dependent upon third party suppliers of our raw materials.

We are dependent on outside vendors for our supplies of raw materials. For the year ended December 31, 2019, two vendors, Argus and Fluence, were particularly important to our solution. Sales of Fluence’s LED lighting systems accounted for 25% of our consolidated revenue for the year ended December 31, 2019. While we believe that there are sufficient sources of supply available, if the third party suppliers, such as Argus or Fluence, were to cease production or otherwise fail to supply us with quality raw materials in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products would be materially adversely affected. If a sole source supplier was to go out of business, we may be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on the business, financial condition, results of operations or prospects of urban-gro.

As indicated above, we continue to monitor the outbreak of the COVID-19 coronavirus. Should the outbreak continue to become more widespread, it could disrupt the businesses of our industry partners and third party suppliers, which, in turn, could impact our ability to procure equipment and raw materials from them and thereby negatively impact the business, financial condition, results of operations or our prospects.

We depend on significant customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or if this significant customer were to terminate its relationship with us or reduce its purchases, our revenue could decline significantly.

One customer represented 21% of our total revenue for the year ended December 31, 2019. We had one customer that accounted for 14% of our total revenue for 2018. We believe that our operating results for the foreseeable future will continue to depend on sales to a small number of customers. These customers have no purchase commitments and may cancel, change or delay purchases with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of these customers or any other significant customer. In the future, these customers may decide to purchase less product from us than they have in the past, may alter purchasing patterns at any time with limited notice, or may decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

Our contracts may not be legally enforceable in the United States.

Because many of our contracts relate to services that are ancillary to the cannabis industry and other activities that are not legal under U.S. federal law and under some state laws, we may face difficulties in enforcing our contracts in U.S. federal and certain state courts.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to customers

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack or otherwise exploit any security vulnerabilities of the products that we may sell in the future. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower profits, or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against urban-gro relating to intellectual property rights

We may be forced to litigate to enforce or defend its intellectual property rights, to protect its trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract its management from focusing on operating our business. The existence and/or outcome of any such litigation could harm our business.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

U.S. generally accepted accounting principles (“GAAP”) and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, sports sponsorship agreements and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our common stock.

Our reputation is a valuable component of our business. Threats to our reputation can come from many sources, including adverse sentiment about our industry generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be materially adversely affected.

We may not be able to successfully identify, consummate or integrate acquisitions or to successfully manage the impacts of such transactions on our operations.

Part of our business strategy includes pursuing synergistic acquisitions. We have expanded, and plan to continue to expand, our business by making strategic acquisitions and regularly seeking suitable acquisition targets to enhance our growth. Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations and (vi) the loss or reduction of control over certain of our assets.

The pursuit of acquisitions may pose certain risks to us. We may not be able to identify acquisition candidates that fit our criteria for growth and profitability. Even if we are able to identify such candidates, we may not be able to acquire them on terms or financing satisfactory to us. We will incur expenses and dedicate attention and resources associated with the review of acquisition opportunities, whether or not we consummate such acquisitions.

Additionally, even if we are able to acquire suitable targets on agreeable terms, we may not be able to successfully integrate their operations with ours. Achieving the anticipated benefits of any acquisition will depend in significant part upon whether we integrate such acquired businesses in an efficient and effective manner. We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of our acquisitions within the anticipated timing or at all. The benefits from any acquisition will be offset by the costs incurred in integrating the businesses and operations. We may also assume liabilities in connection with acquisitions to which we would not otherwise be exposed. An inability to realize any or all of the anticipated synergies or other benefits of an acquisition as well as any delays that may be encountered in the integration process, which may delay the timing of such synergies or other benefits, could have an adverse effect on our business, results of operations and financial condition.

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service and other obligations.

Our indebtedness could have significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our financial obligations, including with respect to our indebtedness, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the agreements governing our indebtedness;
•	increase our vulnerability to general adverse economic, industry and competitive conditions;
•	limit our ability to borrow additional funds; and
•	limit our financial flexibility.

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to make payments with respect to our indebtedness and to satisfy any other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting us and our industry, many of which are beyond our control.

Risks Related to Our Industry

As marijuana remains illegal under United States federal law, it is possible that we may have to stop providing products and services to companies who are engaged in marijuana cultivation and other marijuana-related activities.

Marijuana is currently classified as a Schedule I controlled substance under the Controlled Substances Act and is illegal under United States federal law. It is illegal under United States federal law to grow, cultivate, sell or possess marijuana for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 makes it illegal to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those states in which the use of marijuana has been authorized under state law, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana is not preempted by state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our customers’ inability to proceed with their operations, which would adversely affect our operations.

Cannabis growers use equipment that we offer for sale. While we are not aware of any threatened or current federal or state law enforcement actions against any supplier of equipment that might be used for cannabis growing, law enforcement authorities, in their attempt to regulate the illegal use of marijuana, may seek to bring an action or actions against us under the Controlled Substances Act for assisting or conspiring with persons engaged in the cultivation of marijuana.

There is also a risk that our activities could be deemed to be facilitating the selling or distribution of cannabis in violation of the Controlled Substances Act. Although federal authorities have not focused their resources on such tangential or secondary violations of the Controlled Substances Act, nor have they threatened to do so, with respect to the sale of equipment that might be used by cannabis cultivators, or with respect to any supplies marketed to participants in the medical and recreational cannabis industry, if the federal government were to change its practices, or were to expend its resources investigating and prosecuting providers of equipment that could be usable by participants in the medical or recreational cannabis industry, such actions could have a materially adverse effect on our operations, our customers, or the sales of our products.

Uncertainty of United States federal enforcement and the need to renew temporary safeguards.

On January 4, 2018, former Attorney General Sessions rescinded the previously issued memoranda (known as the Cole Memorandum) from the DOJ that had de-prioritized the enforcement of federal law against marijuana users and businesses that comply with state marijuana laws, adding uncertainty to the question of how the U.S. federal government will choose to enforce federal laws regarding marijuana. Former Attorney General Sessions issued a memorandum to all United States Attorneys in which the DOJ affirmatively rescinded the previous guidance as to marijuana enforcement, calling such guidance “unnecessary.” This one-page memorandum was vague in nature, stating that federal prosecutors should use established principles in setting their law enforcement priorities. Under previous administrations, the DOJ indicated that those users and suppliers of medical marijuana who complied with state laws, which required compliance with certain criteria, would not be prosecuted. As a result, it is now unclear if the DOJ will seek to enforce the Controlled Substances Act against those users and suppliers who comply with state marijuana laws.

Despite Attorney General Sessions’ rescission of the Cole Memorandum, the Department of the Treasury, Financial Crimes Enforcement Network, has not rescinded the “FinCEN Memo” dated February 14, 2014, which de-prioritizes enforcement of the Bank Secrecy Act against financial institutions and marijuana related businesses which utilize them. This memo appears to be a standalone document and is presumptively still in effect. At any time, however, the Department of the Treasury, Financial Crimes Enforcement Network, could elect to rescind the FinCEN Memo. This would make it more difficult for our customers and potential customers to access the U.S. banking systems and conduct financial transactions, which would adversely affect our operations.

In December 2019, Congress passed a spending bill (the “2020 Appropriations Bill”) containing a provision (the “Appropriations Rider”) blocking federal funds and resources allocated under the 2020 Appropriations Bill from being used to prevent any U.S. states or territories “from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana.” While the Appropriations Rider seems to prohibit the federal government from interfering with the ability of states to administer their medical marijuana laws, it does not codify federal protections for medical marijuana patients or producers. In fact, the 2020 Appropriations Bill also contains provisions prohibiting the use of federal funds allocated thereunder “to enact or carry out any law, rule, or regulation to legalize or otherwise reduce penalties associated with the possession, use, or distribution of any schedule I substance under the Controlled Substances Act (21 U.S.C. 801 et seq.) or any [THC] derivative.” Accordingly, the DOJ can still prosecute violations of the federal marijuana ban. Additionally, the Appropriations Rider must be re-enacted every year. We cannot predict whether the Appropriations Rider will be extended in future years or if a new budget will be enacted after the upcoming 2020 presidential election. If the Appropriations Rider is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

Further legislative development beneficial to our operations is not guaranteed.

Among other things, our business involves the cultivation, distribution, manufacture, storage, transportation and/or sale of medical and adult use cannabis products in compliance with applicable state law. The success of our business depends on the continued development of the cannabis industry and the activity of commercial business and government regulatory agencies within the industry. The continued development of the cannabis industry is dependent upon continued legislative and regulatory authorization of cannabis at the state level and a continued laissez-faire approach by federal enforcement agencies. Any number of factors could slow or halt progress in this area. Further regulatory progress beneficial to the industry cannot be assured. While there may be ample public support for legislative action, numerous factors impact the legislative and regulatory process, including election results, scientific findings or general public events. Any one of these factors could slow or halt progressive legislation relating to cannabis and the current tolerance for the use of cannabis by consumers, which could adversely affect our operations.

The cannabis industry could face strong opposition from other industries.

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational marijuana as an alternative to alcohol, and medical marijuana as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis industry as an economic threat are well established, with vast economic and United States federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would be beneficial to the cannabis industry could have a detrimental impact on our customers and, in turn on our operations.

The legality of marijuana could be reversed in one or more states.

The voters or legislatures of states in which marijuana has already been legalized could potentially repeal applicable laws which permit the operation of both medical and retail marijuana businesses. These actions might force us to cease operations in one or more states entirely.

Changing legislation and evolving interpretations of law, which could negatively impact our customers and, in turn, our operations.

Laws and regulations affecting the medical and adult-use marijuana industry are constantly changing, which could detrimentally affect our customers and, in turn, our operations. Local, state and federal marijuana laws and regulations are often broad in scope and subject to constant evolution and inconsistent interpretations, which could require our customers and ourselves to incur substantial costs associated with modification of operations to ensure compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our customers’ business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will limit the amount of cannabis growth or related products that our commercial customers are authorized to produce. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our operations.

Regulatory scrutiny of relating to our target market may negatively impact our ability to raise additional capital.

Our business activities rely on newly established and/or developing laws and regulations in multiple jurisdictions. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or cause us to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by the United States Food and Drug Administration, the SEC, the DOJ, the Financial Industry Regulatory Advisory or other federal, state or nongovernmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or nonmedical purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry that we service may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of its ability to raise additional capital.

We are dependent on the licensing of our customers.

Our business is dependent on our customers obtaining various licenses from various municipalities and state licensing agencies. There can be no assurance that any or all licenses necessary for our customers to operate their businesses will be obtained, retained or renewed. If a licensing body were to determine that one of our customers had violated applicable rules and regulations, there is a risk the license granted to that customer could be revoked, which could adversely affect our operations. There can be no assurance that our existing customers will be able to retain their licenses going forward, or that new licenses will be granted to existing and new market entrants.

Banking regulations could limit access to banking services.

Since the use of marijuana is illegal under federal law, federally chartered banks will not accept deposit funds from businesses involved with marijuana. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our customers to operate and their reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm our business. Additionally, some courts have denied marijuana-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to our customers and to us.

Risks Related to Our Common Stock

Our Common Stock was recently approved to trade on the OTCQX, but there has been very little trading activity in our Common Stock and there can be no assurance that such a market will develop in the future.

Our application to list our Common Stock for trading on the OTCQX was approved on October 7, 2019. To date, there has been very little trading in our Common Stock, and there can be no assurance that a market will develop in the future or, if developed, that it will continue. In the absence of a public trading market, an investor may be unable to liquidate their investment in our Company.

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

Sales of substantial amounts of our Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock, if and when such market develops in the future.

The market price of our Common Stock may fluctuate significantly in the future.

We expect that the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	competitive pricing pressures;
•	our ability to market our services on a cost-effective and timely basis;
•	our inability to obtain working capital financing, if needed;
•	changing conditions in the market;
•	the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of coronavirus, or any government response to such occurrence or threat;
•	changes in market valuations of similar companies;
•	stock market price and volume fluctuations generally;
•	regulatory developments;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel; and
•	future sales of our Common Stock or other securities.

The price at which you purchase our Common Stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your Common Stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our Common Stock.

There is heightened scrutiny by Canadian regulatory authorities

Our existing operations in the United States, and any future operations or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada. As a result, we may be subject to significant direct and indirect interaction with public officials. No assurance can be provided that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States, in addition to those described herein.

It had been reported in Canada that the Canadian Depository for Securities Limited considered a policy shift that would see its subsidiary, CDS, refuse to settle trades for cannabis issuers or issuers with cannabis related activities that have investments in the United States. CDS is Canada’s central securities depository, clearing and settling trades in the Canadian equity, fixed income and money markets. The TMX Group, the owner and operator of CDS, subsequently issued a statement on August 17, 2017 reaffirming that there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the United States, despite media reports to the contrary and that the TMX Group was working with regulators to arrive at a solution that will clarify this matter, which would be communicated at a later time. On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group announced the signing of the TMX Memorandum of Understanding (“MOU”) with Aequitas NEO Exchange Inc., the Canadian Securities Exchange (“CSE”), the Toronto Stock Exchange, and the TSXV. The TMX MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the United States. However, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented at a time when the Common Stock are listed on a stock exchange, it would have a material adverse effect on the ability of holders of Common Stock to make and settle trades. In particular, the Common Stock would become highly illiquid until an alternative was implemented, and investors would have no ability to effect a trade of the Common Stock through the facilities of the CSE.

Provisions of our Articles and bylaws may delay or prevent a take-over that may not be in the best interests of our shareholders.

Provisions of our Articles and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt.

In addition, our Articles authorize the issuance of up to 10,000,000 preferred shares with such rights and preferences determined from time to time by our Board. As of December 31, 2019, none of our preferred shares were currently issued or outstanding. Our Board may, without shareholder approval, issue additional preferred shares with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations involves significant legal and financial compliance costs, may make some activities more difficult, time-consuming or costly and may increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart our Business Startups Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

However, for as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of the first sale of our Common Stock under an effective Securities Act registration statement as an emerging growth company; (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of the Common Stock held by non-affiliates exceeded $700 million as of the end of Q2 of that fiscal year.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage once we put such coverages in place, which we intend to implement in the near future. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this Report and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We may lack effective internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud. Although we will undertake a number of procedures and will implement a number of safeguards, in each case, in order to help ensure the reliability of our financial reports, including those imposed by applicable securities law, we cannot be certain that such measures will ensure that we will maintain adequate control over financial processes and reporting. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our consolidated financial statements and materially adversely affect the trading price of the shares.

We do not anticipate paying dividends.

We have not paid dividends on our Common Shares and do not anticipate paying dividends in the foreseeable future. Our dividend policy will be reviewed from time to time by our board of directors in the context of our earnings, financial condition and other relevant factors. Until the time that we pay dividends, which we may never do, our shareholders will not be able to receive a return on their Common Stock unless they sell them.

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our Common Stock cumbersome and may reduce the value of an investment in our Common Stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties.

Our principal place of business is located at 1751 Panorama Point, Unit G, Lafayette, Colorado, 80026. This location consists of approximately 10,000 square feet, including approximately 3,500 of office space and 6,500 square feet of warehouse space. This lease will expire on August 31, 2021, unless the Company elects to exercise the one-year extension, which is exercisable at the Company’s discretion. We currently pay monthly rent of $11,625, through August 2020, and $12,000 per month for the remaining term of the lease.

We also have a satellite office centrally located in the Denver metro area that allows us to access larger engineering talent pools. On September 1, 2019, we moved our location to 414 14th Street, Suite 250, Denver, Colorado, 80202 and entered into a 28 month sublease for 5,250 square feet of office space. After a two month period of free rent, the sublease has a monthly rent of $8,094 plus utilities for twelve months, then a monthly rent of $8,313 plus utilities for the next twelve months, and a monthly rent of $8,531 plus utilities for the last two months.

Item 3. Legal Proceedings.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On October 7, 2019, our Common Stock was approved for trading on the OTCQX under the trading symbol UGRO.

The following table sets forth the high and low closing bid price information for our Common Stock for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Trading activity for our Common Stock can be found at www.otcmarkets.com.

Period	Low	High
October 7, 2019 thru December 31, 2019	$1.20	$2.55

Holders

As of May 18, 2020, we had 134 holders of record for our Common Stock.

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

Overview

urban-gro is a leading engineering design services company that integrates complex environmental equipment systems to create high-performance indoor cultivation facilities for the global commercial horticulture market. Our custom tailored, plant-centric approach to design, procurement, and integration provides a single point of accountability across all aspects of indoor growing operations. Our solution offers functionality that helps customers manage the entire cultivation lifecycle, from facility engineering and design to operation and day-to-day management. We offer a full range of custom services that are integrated with select cultivation equipment and product solutions, which we primarily source from third party technology and manufacturing partners but also develop in-house.

Our service offerings include full facility programming, engineering and design services, start-up facility and equipment commissioning services, facility optimization services and IPM planning and strategy services. Complementing these services, we work with customers to source an integrated suite of select cultivation equipment systems and crop management products, which include: (1) environmental controls, fertigation, and irrigation distribution systems; (2) freshwater, wastewater, and condensation treatment systems; (3) purpose-built HVAC solutions; (4) light emitting diode (“LED”), high-pressure sodium (“HPS”) and ceramic metal halide (“CMH”) lighting systems; (5) rolltop, multi-tier, and automated container benching systems; (6) odor mitigation & microbial reduction systems; (7) air flow systems; (8) industrial spray applicators; (9) pesticides and bio-controls; (10) plant nutrition products; (11) substrate and coco bag solutions; and (12) our Soleil® technology data analytics platform that includes wireless environmental & substrate sensing and remote monitoring and support.

We primarily market and sell our products and services to operators of commercial indoor cultivation facilities in the United States and Canada. To date, our primary customer base has been comprised of indoor commercial cultivators seeking to grow high-quality cannabis crops. Since launching the engineering and design division in 2018, we have designed and assisted in the build-out of over 200+ projects for some of the largest independent and multi-state operators (MSOs) in both the United States and Canada. With Grow2Guys’ experience on over 300 projects, our engineering and design teams have combined experience of over 500 projects.

Although the rapidly expanding cannabis market has been our target market and substantially all of our revenues to date have been generated from customers in the cannabis industry, we are seeking to diversify our customer base by expanding into other segments of the indoor horticultural market, including targeting cultivators of high value crops such as tomatoes, strawberries, chilies, peppers, and leaf lettuce. During 2019, we also began exploring the potential demand for our solutions in select countries, including those within Latin America and Europe.

RECENT DEVELOPMENTS

As the cannabis industry has matured, so has the scrutiny by the capital markets. Both investors and analysts are evaluating companies and their focus on profitability. In August 2019, due to liquidity constraints, we commenced targeted cost reduction initiatives to focus on our company’s core services. We believe these targeted efforts will reduce our ongoing operating expenses, including general and administrative costs, as follows:

•	Reduced employee headcount by 15, which we expect to result in future annual savings of up to $1.8 million, including benefits and travel;

•	Reduced annual marketing expenditures by $0.5 million by limiting participation in tradeshows and outsourced marketing functions;

•	Eliminated outsourced product development, which we spent approximately $0.3 million on during the year ended December 31, 2019; and

•	Reduced corporate functions and activities, which is expected to result in future annual savings of up to $0.2 million.

Credit Agreement

On February 21, 2020, we entered into a letter agreement (the “Credit Agreement”) by and among the Company, as borrower, urban-gro Canada Technologies Inc. and Impact Engineering, Inc., as guarantors, the lenders party thereto (the “Lenders”), and Bridging Finance Inc., as administrative agent for the Lenders (the “Agent”). The Credit Agreement, which is denominated in Canadian dollars (C$), is comprised of (i) a 12-month senior secured demand term loan facility in the amount of C$2.7 million ($2.0 million), which was funded in its entirety on the closing date (the “Term Loan”); and (ii) a 12-month demand revolving credit facility of up to C$5.4 million ($4.0 million), which may be drawn from time to time, subject to the terms and conditions set forth in the Credit Agreement and described further below (the “Revolving Facility,” and together with the Term Loan, “the Facilities”).

The final maturity date of the Facilities is the earlier of (i) demand, and (ii) the date that is 12 months after the closing date, with a potential extension to the date that is 24 months after the closing date (the “Maturity Date”). The Facilities bear interest at the annual rate established and designated by the Bank of Nova Scotia as the prime rate, plus 11% per annum. Accrued interest on the outstanding principal amount of the Facilities will be due and payable monthly in arrears, on the last business day of each month, and on the Maturity Date.

The Revolving Facility may be borrowed and re-borrowed on a revolving basis by us during the term of the Facilities, provided that borrowings under the Revolving Facility will be limited by a loan availability formula equal to the sum of (i) 90% of insured accounts receivable, (ii) 85% of investment grade receivables, (iii) 75% of other accounts receivable, (iv) 50% of eligible inventory, and (v) the lesser of C$4.05 million ($3.0 million) and (A) 75% of uncollected amounts on eligible signed equipment orders for equipment systems contracts and (B) 85% of uncollected amounts on eligible signed professional services order forms for design contracts. The Revolving Facility may be prepaid in part or in full without a penalty at any time during the term of the Facilities, and the Term Loan may be prepaid in full or in part without penalty subject to 60 days prior notice in each case subject to certain customary conditions. As of April 30, 2020, C$0.4 million ($0.3 million) of the Revolving Facility was available for future borrowings.

We used a portion of the proceeds from the Term Loan to pay the Agent a commitment fee in the amount of C$162,000 ($116,000). Pursuant to the Credit Agreement, we will be required to pay the Agent an annual administration and monitoring fee in the amount of C$32,400 ($23,000) plus applicable taxes. As additional consideration for the entering into the Credit Agreement, we issued 500,000 shares of Common Stock on the closing date to the Agent, or the Lenders or their nominee, in each case as directed by the Agent. In addition, we utilized a portion of the proceeds from the Term Loan to refinance existing indebtedness, including a $2.0 million loan with Hydrofarm Holdings Group, Inc., dated December 6, 2018. We terminated the Hydrofarm Loan Agreement concurrently with the closing of the transactions contemplated by the Credit Agreement. Remaining proceeds from the Facilities are expected to be used (i) to pay down existing debt obligations and (ii) for general working capital purposes.

The obligations of the Company under the Facilities are secured on a first lien basis (subject to certain permitted liens as set forth in the Credit Agreement) by substantially all of the assets of the Company and certain wholly-owned subsidiaries of the Company, as well as a limited recourse personal guarantee of Bradley Nattrass, our Chief Executive Officer (“CEO”).

The Credit Agreement also contains customary provisions, representations, warranties and events of default for facilities of this nature and affirmative and negative covenants, including without limitation, covenants relating to maintenance of collateral, reorganization and change of control transactions, creation of liens and incurrence of indebtedness.

Amendment of Promissory Note and Subordination Agreement

In connection with the execution of the Credit Agreement, on February 21, 2020, we entered into an agreement to amend the promissory note (the “Promissory Note”) dated October 18, 2018, as amended on May 20, 2019, between the Company and Cloud9 Support Inc. (“Cloud9”), an entity owned by James Lowe, a director of the Company (the “Amending Agreement”). Pursuant to the Amending Agreement, Cloud9 agreed to extend the maturity date of the promissory note from December 31, 2019 to the date which is the earlier of 60 days following the date: (a) on which demand for repayment is made by the Lender under the Credit Agreement; or (b) which is the Maturity Date of the Credit Agreement.

In addition, on February 25, 2020, the Company entered into a subordination, postponement and standstill agreement with Cloud9 (the “Subordination Agreement”) pursuant to which Cloud9 agreed to postpone and subordinate all payments due under the Promissory Note until the Facilities have been fully and finally repaid. The term for the Subordination Agreement will continue in force as long as the Company is indebted to the Agent or Lenders under the Credit Agreement. In consideration for Cloud9’s agreement to extend the maturity date of the Promissory Note and to enter into the Subordination Agreement, we issued 100,000 shares of common stock to Mr. Lowe as designee of Cloud9.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared the outbreak of the coronavirus a pandemic. We are a business that supplies other essential businesses with support and supplies necessary to operate and we therefore believe we are an essential business allowed to continue operating under the Stay-At-Home Orders issued by many states and cities. However, the extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact. The outbreak and any preventative or protective actions that governments or we may take in respect of COVID-19 may result in a period of business disruption, reduced customer business and reduced operations.

Due to the uncertainty and adverse impact on our operations and financial condition resulting from the outbreak of COVID-19, we took the following actions:

•	In March 2020, we began executing a substantial reduction in discretionary marketing and general & administrative expenses;

•	On March 30, 2020, we reduced our headcount by 13 people (27%), from 48 to 35, by terminating ten employees and furloughing three other employees, including one member of our leadership team;

•	Effective April 6, 2020, we reduced compensation for almost every remaining employee, including a 20% reduction for the senior members of our leadership team.

The effects from the COVID-19 pandemic began in the latter portion of the first quarter of 2020; therefore, there was no impact to our 2019 results of operations, financial condition and cash flows discussed in more detail herein. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition, results of operations, and cash flows.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, the CARES Act was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the coronavirus outbreak. The CARES Act, among other things, includes broad sweeping provisions such as direct financial assistance to Americans in the form of one-time payments to individuals; aid to businesses in the form of loans and grants; and efforts to stabilize the U.S. economy and keep Americans employed in general. On April 16, 2020, we received a loan in the amount of $1,020,600 under the Paycheck Protection Program (“PPP”) of the CARES Act. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP provides a mechanism for forgiveness of up to the full amount borrowed after eight weeks as long as the borrower uses the loan proceeds during the eight-week period after the loan origination for eligible purposes, including payroll costs, certain benefits costs, rent and utilities costs or other permitted purposes, and maintains its payroll levels, subject to certain other requirements and limitations. The amount of loan forgiveness is subject to reduction, among other reasons, if the borrower terminates employees or reduces salaries during the eight-week period. The interest rate on the loan is 1.0% per annum. Payments of principal and interest are deferred for seven months from the date of the loan (the “Deferral Period”). Any unforgiven portion of the PPP Loan is payable over the two-year term, with payments deferred during the Deferral Period. The Company is permitted to prepay the loan at any time without payment of any premium.

RESULTS OF OPERATIONS

We generate revenue from (i) engineering design service fees received for the engineering and design of cultivation facilities and complex equipment systems, (ii) the sale, integration, and commissioning of these equipment systems, and (iii) selling consumable products and professional consulting services once facilities are operational.

Comparison of Results of Operations for the years ended December 31, 2019 compared to 2018

During the year ended December 31, 2019, we generated revenues of $24.2 million compared to revenues of $20.1 million during the year ended December 31, 2018, an increase of $4.1 million (21%). While this increase is partially attributable to the general growth of the cannabis industry in North America, and a corresponding increase in the demand for our solutions, we believe that our increased marketing efforts and industry demand for large, environmentally controlled, grow facilities primarily contributed to the increase in our revenues. The increase in revenue primarily resulted from an increase of $4.3 million in sales of cultivation equipment, an increase of $2.2 million in professional services, an increase of $0.8 million in environmental sciences revenues offset by a decrease in sales of complex equipment systems and other revenue of $3.2 million. The overall increase in our revenues was primarily driven by an increase in the number of sales that we generated.

In 2019, we implemented a strategic initiative to more closely align with our customers and sell an all-encompassing enterprise platform solution. This solution is a full service consultative integrated facility package for interior cultivation design. Supporting this directive, for the year ended December 31, 2019, the Company secured engineering design service contracts for 76 projects, totaling 1,914,030 square feet.

Cost of sales increased to $17.6 million during the year ended December 31, 2019, compared to $13.9 million during the year ended December 31, 2018, an increase of $3.7 million (27%). This increase was directly related to an increase in revenue from our lower margin equipment sales, change in salary allocation, and an increase in payables for contractors related to our design services.

Gross profit increased to $6.6 million (27% of revenue) during the year ended December 31, 2019, compared to $6.2 million (31% of revenue) during the year ended December 31, 2018. Gross profit as a percentage of revenue decreased due to increased sales of lower margin products, primarily lighting systems, during 2019.

Operating expenses increased to $12.5 million for the year ended December 31, 2019, compared to $10.0 million for the year ended December 31, 2018, an increase of $2.5 million (25%). General and administrative expense, excluding amortization of broker issuing costs and broker warrants associated with our offering of convertible debentures of $0.4 million, increased by $1.5 million (19%), due primarily to our expanding work force. Many of our new employees are members of management, hold advanced degrees, and are experts in their area of focus, which increased compensation expense. Stock compensation expense increased by $0.6 million primarily as a result of the timing of vesting of stock grants and stock options previously issued under our stock grant and stock option programs.

As discussed above in “Recent Developments”, beginning in August 2019, due to liquidity constraints, we implemented certain cost reduction initiatives that we anticipate will reduce our future operating expenses, including general and administrative costs.

Interest expense, excluding amortization related to the convertible debentures of $1.3 million in the year ended December 31, 2019, was $0.7 million compared to $0.1 million incurred during the year ended December 31, 2018, as a result of increased debt.

As a result of the above, we incurred a net loss of $8.4 million for the year ended December 31, 2019 ($0.32 per share) compared to a net loss of $3.9 million for the year ended December 31, 2018 ($0.16 per share). For the year ended December 31, 2019, $4.2 million of this loss relates to non-cash expenses compared to $1.4 million of non-cash expenses incurred in the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, cash or cash equivalents were $448,703, which represented a decrease of $730,149 from December 31, 2018.

Since inception, we have incurred significant operating losses and have funded our operations primarily through issuances of equity securities, debt, and operating revenue. As of December 31, 2019, we had an accumulated deficit of $16,890,626, a working capital deficit of $7,318,980, and negative stockholders’ equity of $5,008,334. See “Recent Developments” above regarding certain cost reduction initiatives that we implemented in August 2019 to focus on our company’s core services and reduce our operating costs and general and administrative expenses. Notwithstanding these measures, there remain risks and uncertainties regarding our ability to generate sufficient revenues to pay our debt obligations and accounts payable when due. These risks and uncertainties raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements in connection with this Report are issued. The consolidated financial statements included in this Report have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon, among other things, our ability to generate revenue, control costs and raise capital. Other than the amount availability pursuant to the Revolving Facility, we do not currently have an agreement with any third party to provide us with such financing and there can be no assurances that we will be able to raise any capital on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Although we are not actively engaged in the production of cannabis, federal law prohibitions on the cannabis industry in the United States inhibit our ability to establish traditional banking support and opportunities. Specifically, conventional banks are currently unwilling to provide us with any financing normally available to growth stage companies similar to ourselves, including purchase order financing. As a result, we have been forced to finance our expansion primarily by raising capital privately, as well as through private debt and operating capital. This has placed a significant impediment to our cash flows. However, as described above in “Recent Developments”, on February 21, 2020, we entered into the Credit Agreement, providing for a 12-month senior secured demand term loan facility in the amount of C$2.7 million ($2.0 million) and a 12-month demand revolving credit facility of up to C$5.4 million ($4.0 million). Our failure to obtain additional debt or equity financing in the future could have a negative impact on our ability to continue as a going concern or to grow and expand our operations, which will have a negative impact on our anticipated results of operations.

Effective January 9, 2019, we executed a letter agreement with 4Front Capital Partners, Inc., Toronto, Canada (“4Front”), whereby 4Front agreed to act as our exclusive placement agent in connection with a private placement offering. Beginning in March 2019, 4Front initiated an offering (the “Offering”) of up to $6.0 million from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture (the “Debentures”) and Common Stock Purchase Warrants (the “Warrants”) to purchase 207.46 shares of our Common Stock at $3.00 per share for a period of two years from the purchase date. The Debentures were due May 31, 2021 and bore interest at 8%, compounded annually, with interest due at maturity. On October 16, 2019, the $2.6 million in Debentures plus $92,037 in accrued interest were converted into 1,102,513 Common Shares at $2.41 per share pursuant to their terms as a result of our registration of the securities on a registration statement that was declared effective on such date. The Warrants contain a mandatory exercise provision if the weighted average share price of our Common Stock exceeds $5.00 per share for a period of five consecutive days.

Net cash used in operating activities was $2.5 million during the year ended December 31, 2019, compared to $2.3 million for the year ended December 31, 2018. Operating cash has been positively impacted from an increase in customer deposits as our business continues to grow. At December 31, 2019, we had $2.9 million in customer deposits related to customer orders. We require prepayments from customers before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the customer deposits liability account when received. Our standard policy is to collect the following before action is taken on a customer order: 50% deposit; and the remaining 50% payment made prior to shipping. We expect customer deposits to be relieved from the deposits account no longer than 12 months for each project. At December 31, 2019, we had $1.3 million in prepayments and advances. This is primarily comprised of prepayments to vendors to initiate orders. We do not have trade payable terms with most of our vendors and as a result, we are required to prepay a portion or all of the total order. Due to the increase in customer projects we had increased prepayments to order materials from vendors.

Net cash used in investing activities was $1.1 million for the year ended December 31, 2019, compared to $1.3 million during the year ended December 31, 2018. Historically, cash has been used to increase our investments in strategic partnerships and to acquire property and equipment. We do not anticipate using significant cash in the future to invest in strategic partnerships. We will continue to have ongoing needs to purchase property and equipment to maintain our operations. We have no material commitments for capital expenditures as of December 31, 2019.

Net cash provided by financing activities was $2.9 million for the year ended December 31, 2019, compared to $3.1 million during the year ended December 31, 2018. Cash provided from financing activities during the year ended December 31, 2019 primarily relates to $2.6 million in proceeds we received from our Offering of Units in addition to a short term note payable for $1.0 million. Unless we revise the terms of our existing outstanding debt, including the Facilities, we will need to make significant payments in the future to pay off these outstanding obligations.

In October 2018, we issued a $1.0 million unsecured note payable to Cloud9 Support, Inc. (“Cloud9”), an entity owned by James Lowe, a director, which became due April 30, 2019. The loan had a one-time origination fee of $12,500. Interest accrued at the rate of 12% per annum and was paid monthly. As additional consideration for the loan we granted Mr. Lowe, as designee for Cloud9, an option to purchase 30,000 shares of our Common Stock at an exercise price of $1.20 per share, which option is exercisable for a period of five years. The loan is guaranteed by Mr. Nattrass, our CEO, a director and one of our principal shareholders, and by Mr. Gutierrez, one of our principal shareholders, a director, and a former officer of the Company. The due date for the note payable was extended in May 2019 to December 31, 2019 and the interest rate was decreased to 9% per year. In consideration for Cloud9 extending the maturity date of the note and reducing the interest rate, we agreed to issue 10,000 shares of our Common Stock to Mr. Lowe, as designee for Cloud9. In December 2019, in connection with our entry into the Facilities, the due date for the note payable was extended to December 31, 2021, and we agreed to issue Mr. Lowe, as designee for Cloud9, an additional 100,000 shares of Common Stock in exchange for this extension and his agreement to subordinate the loan to the obligations underlying the Facilities.

Gross debt, excluding operating leases, was $3.8 million and $3.5 million as of December 31, 2019 and December 31, 2018, respectively. This represents an increase in gross debt of $0.3 million primarily due to a $0.7 million short term note payable offset by principal paydowns.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2019.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements contained in this Report for a discussion of our significant accounting policies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB’s Accounting Standard Codifications (“ASCs”) are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our financial statements upon adoption.

In June 2018, the FASB issued ASU 2018-17 Consolidation (ASU 2018-17) - Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU 2018-17 broadens the scope of the private company alternative to include all common control arrangements that meet specific criteria (not just leasing arrangements). ASU 2018-17 also eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. ASU 2018-17 is effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the timing and impact of adopting the updated provisions to its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASU 2016-13), creating ASC Topic 326 – Financial Instruments – Credit Losses. ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on financial assets measured at amortized cost basis (including, but not limited to loans), net investments in leases recognized as lessor and off-balance sheet credit exposures. ASU 2016-13 eliminates the probable initial recognition threshold under the current incurred loss methodology for recognizing credit losses. Instead, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company will continue to evaluate the extent of the impact of ASU 2016-13 on the Company’s financial position, results of operations and cash flows. With the release of ASU 2019-10, the Company will monitor this impact through the effective date for fiscal years beginning after December 15, 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2019, at reasonable assurance levels.

We believe that our financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, management has concluded that as of December 31, 2019, our disclosure controls and procedures and internal control over financial reporting were effective, based in part on the issues discussed above.

Item 9b. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors as of May 14, 2020:

Name	Age	Position
Bradley J. Nattrass	47	Chief Executive Officer and Chairman of the Board

Richard (Dick) A. Akright	61	Chief Financial Officer and Director

Jonathan Nassar	50	Executive Vice President – Sales

Mark Doherty	41	Executive Vice President – Operations

Brian Zimmerman	59	Executive Vice President – Engineering

James H. Dennedy	54	Director

Lance Galey	44	Director

Octavio Gutierrez	48	Director

James R. Lowe (1)	40	Director

Lewis O. Wilks (1)(2)(3)	66	Director

Executive Officers

Bradley J. Nattrass is one of our founders and was our Managing Member from March 2014 until March 2017 when we converted to a corporation and he became our Chief Executive Officer and our Chairman. From October 2015 to August 2016, he was the Managing Member of enviro-glo, LLC, a Colorado limited liability company engaged in the manufacturing and branding of commercial lighting products. Previously, from January 2012 through August 2016, he was the Managing Member of Bravo Lighting, LLC, a Colorado limited liability company engaged in the distribution of commercial lighting products. From April 2011 to January 2014, he was a Vice President for Barbeque Wood Flavors, Inc., a Texas corporation engaged in the manufacturing, import and sale of barbeque grilling products. Mr. Nattrass received a Bachelor of Commerce degree from the University of Calgary in marketing in 1995 and an MBA from the University of Phoenix in 2001. Mr. Nattrass brings executive leadership experience, organizational experience, and extensive experience in the industry to the Board. Mr. Nattrass is familiar with the Company’s day-to-day operations and performance and the horticulture industry in general. Mr. Nattrass’ insight into the Company’s operations and performance is critical to Board discussions.

Richard (Dick) A. Akright was appointed as our Interim Chief Financial Officer in August 2019 and was appointed as our Chief Financial Officer in December 2019. He was appointed as a director of our company in February 2020. From August 2018 to present, Mr. Akright has been a director with Akright Group International LLC, where he performs financial consulting services for small and mid-sized businesses. From May through July 2018, he was unemployed. From July 2013 through May 2018, he served as Chief Financial Officer for LABS, Inc., a privately held company. Mr. Akright was a director and chair of the Audit Committee for Koala Corporation (Nasdaq: KARE) in 2003. He has served as Chief Financial Officer of companies owned by private equity investors and in the top financial position of corporate divisions of publicly traded companies. He received a Bachelor of Business degree in Accounting from Western Illinois University in 1980 and a Master of Science in Business Administration from Colorado State University in 1989. Mr. Akright is a former chief financial officer who brings more than 20 years of executive leadership experience across a variety of industries. In addition, he brings prior public company director experience to our Board. His prior experience and financial expertise provide the Board with important insights into business operations.

Jonathan Nassar joined urban-gro in September 2018 as Executive Vice President of Sales where he oversees urban-gro’s global sales efforts and “Go to Market” strategy. From October 2016 to present, Jonathan has been a founder in Steelgenix, an advanced building systems company. From December 2014 to December 2016 Jonathan was Senior Vice President of Sales for Documoto, a cloud-based solutions company. Jonathan has over 20 years of technology leadership and sales experience and has also been a real estate developer. Jonathan received a Bachelor of Science in Business Management from Wesley College, Delaware.

Mark Doherty joined urban-gro in March 2016 and was appointed as our Executive Vice President of Operations in December 2019. Prior to his appointment, Mark served urban-gro in the roles of Director of Sales, Director of Project Management and Vice President of Cultivation Technologies. From 2013 until joining the urban-gro team, Mark served as Managing Partner for MedCann Advisors, a consulting firm focused on license acquisition in competitive bid cannabis markets. Mark began his career in controlled environment agriculture in 2010 when he founded Aqua Vita Farms, a 14,000 square foot indoor aquaponic operation producing fish, lettuce, and basil. Mark earned his BS in Business Administration from SUNY Polytechnic Institute and holds an MBA from the State University of New York.

Brian L. Zimmerman was appointed as our Executive Vice President of Engineering in December 2019. Mr. Zimmerman is also President of Impact Engineering, Inc., where he has served since he formed the company in June 1997. The Company acquired Impact Engineering, Inc. in March of 2019. Mr. Zimmerman has over 30 years of experience as a designer, engineer and owner in the commercial HVAC, plumbing and electrical engineering markets. Mr. Zimmerman received a Bachelor of Science Degree in Mechanical Engineering Technology from Metropolitan State University in 1989 and passed the Colorado Professional Engineering Exam in 1992. Mr. Zimmerman is a registered Professional Engineer in Colorado and has Professional Engineering reciprocity in Arizona and California.

Directors

James H. Dennedy was appointed as a director of our Company in August 2018. From January 2017 to present, Mr. Dennedy has served as Director and Chief Financial Officer for Interurban Capital Group, a capital investment and management services company. From May 2011 through January 2017, he was the President and Chief Executive Officer of Agilysys, Inc., a company offering software solutions to the hospitality industry. Mr. Dennedy served as a director for Agilysis, Inc. (Nasdaq: AGYS) from June 2009 to January 2017. Mr. Dennedy received an MA degree in Economics from the University of Colorado, Boulder, an MBA degree from The Ohio State University and a BS degree in Economics from the US Air Force Academy. Mr. Dennedy has extensive financial, executive leadership, and organizational experience. Mr. Dennedy also has experience serving as a director of a public company, which brings important insights into board oversight and corporate governance matters. Mr. Dennedy is chairman of the Company’s Audit Committee and an Audit Committee financial expert with experience in various accounting and financial roles.

Lance Galey was appointed as a director of our Company in August 2018. Since 2020, Mr. Galey has served as the Chief Software Architect of Autodesk, Inc. From July 2017 to January 2020, Mr. Galey served as Vice President, SaaS Engineering, Oracle Cloud Infrastructure at Oracle. From June 2016 to July 2017, Mr. Galey was Chief Technology Officer for MassRoots, Inc., a publicly traded company providing a technology platform for the cannabis industry. From May 2016 through June 2017, Mr. Galey was the Principal Cloud Architect at Dynamics 365 at Microsoft, Inc. From February 2014 through April 2016, he was Chief Cloud Architect at Autodesk, Inc., where he helped transform their products into strategic SaaS businesses. From June 2012 through February 2014, he was Vice President and Principal Architect at Salesforce.com, where he led the architecture and development of numerous core infrastructure services underlying a large portfolio of Salesforce SaaS applications and was selected as the executive MVP for the technology division of Salesforce.com. Prior to his time at Salesforce, Mr. Galey served as Chief Architect and Head of OpenStack Engineering of Cloud Services for WebEx, a division of Cisco and as the Director of Architecture for the Disney Connected and Advanced Technologies division of The Walt Disney Company. Mr. Galey also served as Senior Program Manager at Microsoft Inc. and began his career at Amazon and Level 3 Communications. He received a Bachelor of Science degree from Regis University in 2004. Mr. Galey is a seasoned executive with technical and management experience in the industry in which the Company operates. Mr. Galey brings vital technological expertise to the Board and provides important insights to our Board regarding the Company’s equipment and product offering and the business development of the Company.

Octavio (“Tavo”) Gutierrez is one of our founders and was one of our Managing Members from March 2014 until March 2017 when we converted to a corporation and he became our Chief Development Officer and a director. In February 2019 he transitioned to a new role as Executive Vice President of International Business. He resigned as our Executive Vice President and was appointed as our Secretary in August 2019 when he ceased full time employment with us. He has since formed Sigmet, LLC, and is focused on expanding various U.S. companies’ presence and market development in Latin America. Starting in October 2015 he has been the Managing Member of enviro-glo, LLC, a Colorado limited liability company engaged in the manufacturing and branding of commercial lighting products. Previously, starting in January 2012 he has been the Managing Member of Bravo Lighting, LLC, a Colorado limited liability company engaged in the distribution of commercial lighting products. From July 2010 through November 2013, he was the Vice President of Operations for Stone Lighting, LLC, an Illinois limited liability company engaged in the material sourcing, manufacturing, assembly, and distribution of premium decorative and low voltage lighting systems. Mr. Gutierrez received a Bachelor of International Business from Universidad Autonoma de Guadalajara in Guadalajara, Mexico.

James R. Lowe was appointed as a director of our Company in August 2018. Mr. Lowe cofounded MJardin Group in 2014 where he served as President of Cultivation, overseeing all cultivation operations through 2017. Mr. Lowe left MJardin Group to become EVP of Operations of GrowForce, a spinout from MJardin Group based in Canada focusing on international cannabis opportunities. Mr. Lowe is no longer an officer of Growforce. Mr. Lowe has served as a director of MJardin Group (CSE: MJAR) (OTCQX: MJARF) since March 2014. Since December 2015, he has also been an owner of Potco LLC, one of the highest grossing single site medical cannabis dispensary and grow facilities in Colorado. He has also been a cultivation advisor for Lightshade Labs, LLC, where he has provided guidance on cultivation operations since 2012. Mr. Lowe is also the owner of Next1 Labs, a vertically integrated extraction and concentrate business with a multi-acre outdoor farm complex and the one of the largest producers of live resin products in the state of Colorado. Lastly, Mr. Lowe entered the legal cannabis market in 2009 as the owner of Cloud9 Support LLC, a retail horticulture supplies and design company that was responsible for over 50 design projects and construction assists while laying the groundwork for future endeavors. Mr. Lowe brings to the Board significant experience in the horticulture and cannabis industry and prior public company director experience within the industry. Mr. Lowe’s extensive knowledge of the industry brings valuable insights to the Board regarding customer demand and product offerings. These views add important insights within discussions of the Board.

Lewis O. Wilks was appointed as a director of our Company in August 2018. Since 2004, Mr. Wilks has been the Senior Managing Partner at Bright Peaks Venture Capital LLC, where he oversees the company’s investments. In addition, since November 2015, he has been the Executive Chairman of NCS Analytics, a Denver based company that is implementing its patent pending, predictive analytics engine to provide financial, regulatory, and audit service to clients with real-time alerts for cash intensive businesses. Since June 2017, he has also been Chairman of FuseIntel, a company doing intelligence sector analytics. From September 1997 to September 2001, he served as the Chief Strategy Officer for Qwest Communications. Mr. Wilks received a Bachelor of Science degree in Computer Science from the University of Central Missouri in 1979. Mr. Wilks brings valuable experience to the Board through his prior management and technical experience. His business understanding and technological background provide the Board with important insights regarding the Company’s operations, product offering and business development.

To the best of the Company’s knowledge, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person was selected as a director or executive officer. There are no family relationships between any of the Company’s directors or executive officers. To the Company’s knowledge, there have been no material legal proceedings as described in Item 401(f) of Regulation S-K during the last ten years that are material to an evaluation of the ability or integrity of any of the Company’s directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and any persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. SEC regulations require executive officers, directors, and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms furnished or available to the Company, the Company believes that its directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements for the year ended December 31, 2019, except as follows: Jonathan Nassar (1 known failure to file); Mark Doherty (1 known failure to file); and Brian Zimmerman (1 known failure to file).

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics applies to all of our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer. We have always conducted our business in accordance with the highest standards of conduct. Full compliance with the letter and spirit of the laws applicable to our businesses is fundamental to us. Equally important are equitable conduct and fairness in our business operations and in our dealings with others. Our Code of Business Conduct and Ethics reflects the foregoing principles. The full text of our Code of Business Conduct and Ethics is published on our website at https://ir.urban-gro.com/investors/.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to our Chief Executive Officer and Chief Financial Officer by posting such information on our website https://ir.urban-gro.com/investors/.

Corporate Governance Guidelines

The Board has also adopted a set of Corporate Governance Guidelines that reflect our governance principles and our commitment to maintaining high corporate governance standards. The Corporate Governance and Nominating Committee is responsible for periodically reviewing the Corporate Governance Guidelines and the Code of Business Conduct and Ethics and making recommendations on governance issues that should be addressed by the Board.

Audit Committee

Our Board has established an Audit Committee, which as of February 2020 consists of three independent directors, Mr. Dennedy (Chairperson), Mr. Wilks and Mr. Galey. The Audit Committee’s primary duties are to: (1) review and discuss with management and our independent auditor our annual and quarterly financial statements and related disclosures, including disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the results of the independent auditor’s audit or review, as the case may be; (2) review our financial reporting processes and internal control over financial reporting systems and the performance, generally, of our internal audit function; (3) oversee the audit and other services of our independent registered public accounting firm and be directly responsible for the appointment, independence, qualifications, compensation and oversight of the independent registered public accounting firm, which reports directly to the Audit Committee; (4) provide an open means of communication among our independent registered public accounting firm, management, our internal auditing function and our Board; (5) review any disagreements between our management and the independent registered public accounting firm regarding our financial reporting; (6) prepare the Audit Committee report for inclusion in our proxy statement for our annual stockholder meetings; (7) establish procedures for complaints received regarding our accounting, internal accounting control and auditing matters; and (8) approve all audit and permissible non-audit services conducted by our independent registered public accounting firm.

The Board has determined that each of our Audit Committee members are independent of management and free of any relationships that, in the opinion of the Board, would interfere with the exercise of independent judgment and are independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.

The Board has determined that Mr. Dennedy is an “audit committee financial expert,” as that term is defined in the rules promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2012. The Board has further determined that each of the members of the Audit Committee shall be financially literate and that at least one member of the committee has accounting or related financial management expertise, as such terms are interpreted by the Board in its business judgment.

ITEM 11. EXECUTIVE COMPENSATION

This Item 11 describes the compensation arrangements we have with our named executive officers as set forth under the rules of the SEC. Consistent with SEC rules, we are providing disclosure for Bradley J. Nattrass, our Chairman and Chief Executive Officer, and our two other most highly compensated executive officers as of December 31, 2019, Jonathan Nassar, Executive Vice President – Sales, and Mark Doherty, Executive Vice President – Operations.

We have a Compensation Committee comprised of Messrs. Wilks, Dennedy and Galey. Under our Compensation Committee charter, our Compensation Committee determines and approves all elements of executive officer compensation. The Compensation Committee’s primary objectives in determining executive officer compensation are (i) developing an overall compensation package that is at market levels and thus fosters executive officer retention and (ii) aligning the interests of our executive officers with our stockholders by linking a significant portion of the compensation package to performance.

Fiscal Year 2019 and 2018 Summary Compensation Table

The following Fiscal Year 2019 and 2018 Summary Compensation Table contains information regarding compensation for 2019 and 2018 that the Company paid to Mr. Nattrass and its two other most highly compensated executive officers as of December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bradley J. Nattrass	2019	240,962	–	–	–	–	–	19,950(2)	260,912
Chairman of the Board and Chief Executive Officer	2018	202,998	25,000	–	–	–	–	–	227,998

Jonathan Nassar(3)	2019	212,000	–	–	–	–	–	–	212,000
Executive Vice President - Sales	2018	53,606	–	125,000	134,406	–	–	–	313,012

Mark Doherty(4)	2019	148,846	18,000	–	40,545	–	–		207,391
Executive Vice President - Operations	2018	161,896	35,000	–	–	–	–	28,307(5)	225,203
________________________

(1)	Amounts shown in the columns captioned “Stock awards” and “Option awards” represent the aggregate grant date fair value of the awards computed in accordance with ASC 718. For a description of the assumptions used by the Company to value these awards, see Note 13 to our financial statements included in the Annual Report.
(2)	Represents amounts paid to Mr. Nattrass pursuant to a car allowance and health insurance premiums paid on Mr. Nattrass’ behalf.
(3)	Mr. Nassar received a restricted Common Stock grant of 125,000 shares on August 18, 2018 and a stock option to purchase 150,000 shares of Common Stock at an exercise price of $1.10 per share on August 18, 2018.
(4)	Mr. Doherty received a stock option to purchase 45,000 shares of Common Stock at an exercise price of $1.20 per share on January 1, 2019.
(5)	Represents moving expense reimbursements.

Employee Agreements

We do not have employment agreements with any of our named executive officers.

Equity Incentive Awards

Mr. Nattrass has not received any equity incentive awards.

Mr. Nassar received a restricted Common Stock grant of 125,000 shares on August 18, 2018 that vests proportionately on each August 31 over a 3-year period beginning on August 31, 2019. Mr. Nassar received a stock option grant to purchase 150,000 shares of Common Stock at an exercise price of $1.10 per share on August 18, 2018 that vests proportionately on each August 31 over a 3-year period beginning on August 31, 2019.

Mr. Doherty received a restricted a stock option grant to purchase 45,000 shares of Common Stock at an exercise price of $1,20 per share on January 1, 2019 that vests proportionately on each December 31 over a 3-year period beginning on December 31, 2019.

Retirement Benefits

We provide all qualifying employees with the opportunity to participate in our tax-qualified 401(k) plan. The plan allows employees to defer receipt of earned salary, up to tax law limits, on a pre-tax basis. Accounts may be invested in a wide range of mutual funds. The Company has not provided any employer contributions to the plan.

Fiscal Year 2019 Outstanding Equity Awards At Fiscal Year-End Table

The following table lists all of the outstanding equity awards held on December 31, 2019 by each of the Company’s named executive officers. The table also includes the value of awards based on the closing price of the Common Stock on December 31, 2019, which was $1.20 per share.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Bradley J. Nattrass	–	–	–	–	–	–	–	–	–

Jonathan Nassar	50,000(1)	100,000(1)	–	$1.20	August 18, 2028	66,667	80,000	–	–

Mark Doherty	15,000(2)	30,000(2)	–	$1.20	January 1, 2029	–	–	–	–
____
(1)	Mr. Nassar received a stock option to purchase 150,000 shares of Common Stock at an exercise price of $1.10 per share on August 18, 2018. Such options vest proportionately over three years, commencing on August 31, 2019.
(2)	Mr. Doherty received a stock option to purchase 45,000 shares of Common Stock at an exercise price of $1.20 per share on January 1, 2019. Such options vest proportionately over three years, commencing on January 1, 2020.

Compensation of Directors

Elements of Director Compensation

Prior to January 2020, non-employee directors were provided with a stock option to purchase 100,000 shares of Common Stock upon their appointment to the Board. All such stock options are subject to vesting proportionately over a 3-year period, commencing on April 30th of each year following the year of the grant. In addition, each director who serves as a member of a standing committee of the Board was entitled to receive an additional stock option to purchase 10,000 shares of Common Stock for each committee on which he or she serves, which options vested at the end of each year of service on the applicable committee. The exercise price for any stock options issued to our non-employee directors will be at least equal to the fair market value on the applicable date of grant. Beginning in January 2020, non-employee directors were granted restricted shares of Common Stock as an annual retainer and for serving as a member of a standing committee. Each director will be required to attend a minimum of 75% of all Board meetings per year in person or telephonically. Directors are reimbursed for travel and other expenses directly associated with Company business. Directors that are also employees of the Company do not receive any additional compensation for their role as a director at this time.

Fiscal Year 2019 Director Compensation Table

The following table provides information regarding director compensation during 2019. Mr. Gutierrez did not receive director compensation as he was an employee during the majority of 2019. Mr. Nattrass’ compensation is reported in the Fiscal Year 2019 and 2018 Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
James H. Dennedy(3)	–	–	17,827	–	–	–	17,827
Lance Galey(4)	–	–	17,827	–	–	–	17,827
Octavio Gutierrez	–	–	–	–	–	–	–
James R. Lowe(5)	–	–	8,913	–	–	–	8,913
Lewis O. Wilks(6)	–	–	26,740	–	–	–	26,740

________________________

(1)	The amounts in this column represent the aggregate grant date fair value of stock options computed in accordance with Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation (“ASC 718”). The fair value of stock options is calculated using the Black-Scholes option-pricing model.

(2)	The chart below shows the aggregate number of outstanding restricted stock units and stock options held by each non-employee director as of December 31, 2019.

Director	Restricted Stock Units	Stock Options
Dennedy	–	120,000
Galey	–	120,000
Gutierrez	–	–
Lowe	–	110,000
Wilks	–	130,000

(3)	Mr. Dennedy received an option under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) to purchase 20,000 shares at an exercise price of $1.20 for serving on the Audit Committee and Compensation Committee.

(4)	Mr. Galey received an option under the 2019 Plan to purchase 20,000 shares at an exercise price of $1.20 for serving on the Compensation Committee and Corporate Governance and Nominating Committee.

(5)	Mr. Lowe received an option under the 2019 Plan to purchase 10,000 shares at an exercise price of $1.20 for serving on the Corporate Governance and Nominating Committee.

(6)	Mr. Wilks received an option under the 2019 Plan to purchase 30,000 shares at an exercise price of $1.20 for serving on the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company’s only outstanding class of voting securities is its Common Stock. The following table sets forth information known to the Company about the beneficial ownership of its Common Stock on May 5, 2020 by (i) each current director and director nominee; (ii) each named executive officer; and (iii) all of the Company’s executive officers and directors as a group. Other than as set forth below, no person known to us beneficially owns 5% or more of the outstanding Common Stock as of May 5, 2020.

Unless otherwise indicated in the footnotes, each person listed in the following table has sole voting power and investment power over the Common Stock listed as beneficially owned by that person. Percentages of beneficial ownership are based on 28,709,312 Common Stock outstanding on May 5, 2020. Unless otherwise indicated in the footnotes, the address for each listed person is urban-gro, Inc., 1751 Panorama Point, Unit G, Lafayette, Colorado 80026.

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Number	Percent
Bradley J. Nattrass(2)	9,569,684	33%
Richard (Dick) A. Akright	3,125	*
Jonathan Nassar	108,333	*
Mark Doherty	236,242	1%
James H. Dennedy(3)	195,000	1%
Lance Galey	115,000	*
Octavio Gutierrez	9,569,684	33%
James R. Lowe(4)	889,775	3%
Lewis O. Wilks	128,334	*

All executive officers and directors as a group (10 persons)	21,315,177	74%

*	Less than 1% of the outstanding Common Stock.

(1)	Beneficial ownership as reported in the table has been determined in accordance with Rule 13d-3 under the Exchange Act and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of Common Stock shown as beneficially owned includes shares of Common Stock which may not be beneficially owned but over which a person would be deemed to exercise control or direction. The number of shares of Common Stock shown as beneficially owned includes shares of Common Stock subject to stock options exercisable and restricted stock units that were outstanding on May 5, 2020 and that will vest within 60 days of May 5, 2020. Shares of Common Stock subject to stock options exercisable and restricted stock units that will vest within 60 days after May 5, 2020 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.
(2)	Mr. Nattrass pledged his 9,569,684 shares of Common Stock to Bridging Finance Inc. as security for loans provided by Bridging Finance Inc. to the Company under a term loan facility and revolving credit facility as further described in Note 17 to the consolidated financial statements included in the Annual report.
(3)	Includes 75,000 shares owned by HMG MRB Partners of which Mr. Dennedy is a partner and may be deemed to be the beneficial owner.
(4)	Mr. Lowe is the sole equity holder of Cloud9 Support, LLC and as such may be deemed to beneficially own 644,775 shares held by Cloud9 Support, LLC.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2019. All outstanding awards relate to our Common Stock.

Plan category	Number of securities to be issued upon vesting of grants and exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by stockholders(1)	151,000	$1.69	3,328,200
Equity compensation plan not approved by stockholders(2)	1,963,668	$1.14	–
Total	2,114,668	$1.21	3,328,200

_________________________

(1)	The 2019 Plan was adopted in March 2019.
(2)	The Company’s 2018 Equity Incentive Plan was adopted in January 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company’s policy requires that any transactions with related parties require a formal agreement to be entered into and the approval of the Board.

We purchase certain cultivation products from Bravo Lighting, LLC d/b/a Bravo Enterprises (“Bravo”), Bravo Aviation, and Enviro-Glo, LLC (“Enviro-Glo”), distributors of commercial building lighting and other product solutions, which are each controlled by Bradley Nattrass, our Chief Executive Officer, and Octavio Gutierrez, a director of the Company. Purchases from Bravo, Bravo Aviation and Enviro-Glo for the year ended December 31, 2019 totaled $45,129. Outstanding receivables from Bravo and Enviro-Glo as of December 31, 2019 totaled $0. Net outstanding payables incurred for purchases of inventory and other services to Bravo and Enviro-Glo as of December 31, 2019 totaled $8,570.

We entered into a lease agreement with Bravo to sublease office space for 12 months commencing in September 2017, which was renewed in September 2018. We made lease payments totaling $24,000 in 2019.

We have worked with Cloud9 Support, LLC, a company owned by James Lowe, a director of the Company. Cost of revenues provided by Cloud9 Support, LLC during 2019 totaled $97,329. Cloud9 Support, LLC also purchases materials from us. Total purchases by Cloud9 Support, LLC from us during the year ended December 31, 2019 was $392,963. Outstanding receivables from Cloud9 Support, LLC as of December 31, 2019 was $49,659. Net outstanding payables incurred for purchases of inventory and other services to Cloud9 Support, LLC as of December 31, 2019 totaled $16,402.

In October 2018, we issued a $1 million unsecured note payable from to Cloud9 Support Inc. (“Cloud9 Support”), an entity owned by James R. Lowe, a director of the Company, which originally became due April 30, 2019. The note is personally guaranteed by Bradley Nattrass, our Chief Executive Officer, and Octavio Gutierrez, a director of the Company. The loan had a one-time origination fee of $12,500. Interest accrued at the rate of 12% per annum and was paid monthly. As additional consideration for the loan, we granted Mr. Lowe (as designee of Cloud9 Support) an option to purchase 30,000 shares of our Common Stock at an exercise price of $1.20 per share, which option is exercisable for a period of five years. The due date for the note payable was extended in May 2019 to December 31, 2019 and the interest rate was decreased to 9% per year. In consideration for Cloud9 Support extending the maturity date of the note and reducing the interest rate, we issued 10,000 shares of our Common Stock to Mr. Lowe (as designee of Cloud9 Support). In December 2019, in connection with our entry into the Credit Agreement (as defined below), the due date for the note payable was extended to December 31, 2021, and we issued Mr. Lowe (as designee of Cloud9 Support) an additional 100,000 shares of Common Stock in exchange for this extension and his agreement to subordinate the loan to the obligations set forth in the Credit Agreement.

On February 21, 2020, we entered into an agreement to amend the promissory note to extend the maturity date of the promissory note from December 31, 2019 to the date which is the earlier of 60 days following the date: (a) on which demand for repayment is made by the lender under the letter agreement by and among the Company, as borrower, urban-gro Canada Technologies Inc. and Impact Engineering, Inc., as guarantors, the lenders party thereto, and Bridging Finance Inc., as administrative agent for the lenders (the “Credit Agreement”); or (b) which is the maturity date of the Credit Agreement.

In addition, on February 25, 2020, the Company entered into a subordination, postponement and standstill agreement with Cloud9 Support (the “Subordination Agreement”) pursuant to which Cloud9 Support agreed to postpone and subordinate all payments due under the promissory note until the facilities under the Credit Agreement have been fully and finally repaid. The term for the Subordination Agreement will continue in force as long as the Company is indebted to the agent or lenders under the Credit Agreement. In consideration for Cloud9 Support’s agreement to extend the maturity date of the promissory note and to enter into the Subordination Agreement, we issued 100,000 shares of common stock to Mr. Lowe (as designee of Cloud9 Support). The largest aggregate amount of principal outstanding during 2019 was $1,000,000. As of May 13, 2020, $1,000,000 was outstanding under the note. The amount of principal and interest paid on the note during 2019 was $0 and $136,094, respectively.

Director Independence

The standards relied upon by the Board in affirmatively determining whether a director is “independent” are those set forth in the rules of the NYSE American Company Guide, which generally provide that independent directors are persons other than the Company’s executive officers or employees.

The NYSE American rules provide that members of the audit committee must also comply with the independence standards under Rule 10A-3 of the Exchange Act, which provide that a member of an audit committee of a company, other than an investment company, may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (i) accept directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the Company (provided that such compensation is not contingent in any way on continued service); or (ii) be an affiliated person of the Company or any subsidiary thereof.

In accordance with the NYSE American independence definitions, the Board also makes an affirmative determination that each potential independent director does not have any relationship that, in the Board’s opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board, in applying the above-referenced standards, has affirmatively determined that the following directors are “independent” within the meaning of the NYSE American rules: Messrs. Dennedy, Galey and Wilks. In addition, the Board has affirmatively determined that each of Messrs. Dennedy, Wilks and Galey, who comprise the Company’s Audit Committee, meet the additional independence requirements applicable to audit committee members under the NYSE American rules and Rule 10A-3 under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to BF Borgers CPA PC

The following table shows the aggregate fees for professional services provided to the Company by BF Borgers CPA PC for 2019 and 2018:

	2019	2018
Audit Fees	$135,000	$126,900
Audit-Related Fees	3,240	–
Tax Fees	–	5,800
All Other Fees	–	–
Total	$138,240	$132,700

Audit Fees. This category includes the audit of the Company’s annual consolidated financial statements, reviews of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided by its independent registered public accounting firm in connection with its engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of the Company’s interim financial statements.

Audit-Related Fees. This category consists of assurance and related services by its independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include audit-related work regarding acquisitions, divestitures, the incurrence of additional indebtedness, and debt covenant compliance.

Tax Fees. This category consists of professional services rendered by the Company’s independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and statutory tax audit services and tax compliance services.

All Other Fees. This category consists of fees for other miscellaneous items.

Our Audit Committee is responsible for approving all audit, audit-related, tax and other fees. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee Chairperson for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. The audit, audit-related fees, tax fees, and other fees paid to BF Borgers CPA PC with respect to 2019 and 2018 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

The following exhibits are included with this report:

Exhibit No.	Description
4.1	Description of urban-gro, Inc.’s Common Stock. (filed herewith)

10.10*	Form of Deferred Shares Award Agreement (filed herewith)

10.11	Letter Agreement, dated February 21, 2020, by and among urban-gro, Inc., urban-gro Canada Technologies Inc., Impact Engineering, Inc., the lenders party thereto, and Bridging Finance Inc., as administrative agent for the lenders. (filed herewith)

10.12	Promissory Note, dated October 18, 2018, between urban-gro, Inc. and Cloud9 Support Inc. (filed herewith).

10.13	Amendment to Promissory Note, dated May 20, 2019, between urban-gro, Inc. and Cloud9 Support Inc. (filed herewith).

10.14	Subordination Agreement, dated February 25, 2020, between urban-gro, Inc. and Cloud9 Support Inc. (filed herewith)

10.15	Promissory Note, dated February 21, 2020, between urban-gro, Inc. and Cloud9 Support Inc. (filed herewith)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of BF Borgers CPA P.C. (filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith)

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

The following exhibits have previously been filed with the Securities and Exchange Commission on the date indicated.

Exhibit No.	Description

3.1	Articles of Incorporation filed with the Colorado Secretary of State on March 10, 2017 (incorporated by reference to Form S-1 Registration Statement filed on May 18, 2018)

3.2	Bylaws of Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 18, 2018)

3.3	Specimen Stock Certificate (incorporated by reference to Form S-1 Registration Statement filed on May 18, 2018)

10.1	Letter Agreement between Edyza, Inc. and Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 18, 2018)

10.2	Intellectual Property Purchase and Assignment Agreement between Edyza, Inc. and Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 18, 2018)

10.3	Business Lease between JW Properties, LLC and Registrant dated July 22, 2015 (incorporated by reference to Form S-1Registration Statement filed on May 18, 2018)

10.4	Commercial Lease Agreement between Bravo Lighting, LLC and Registration (incorporated by reference to Form S-1 Registration Statement filed on May 18, 2018)

10.5	Form of Common Stock Purchase Warrant issued to Michael Sandy Bank dated April 19, 2018 (incorporated by reference to Form S-1/A Registration Statement filed on July 11, 2018)

10.6	Redemption Agreement with Total Grow Holdings LLC dated January 24, 2020 (incorporated by referenced to Form 8-K filed on January 30, 2020)

10.7*	Separation Agreement, dated as of March 20, 2020, by and between urban-gro, Inc. and Larry Dodson (incorporated by reference to Form 8-K filed on March 23, 2020)

10.8*	Form of Stock Option Agreement to be entered into on the Effective Date by and between urban-gro, Inc. and Larry Dodson (incorporated by reference to Form 8-K filed on March 23, 2020)

Exhibit No.	Description

10.9*	urban-gro, Inc. 2019 Equity Incentive Plan (incorporated by reference to Form S-8 filed on August 27, 2019)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

URBAN-GRO, INC.

Dated: May 18, 2020	By:	/s/ Bradley Nattrass
Bradley Nattrass Principal Executive Officer

	By:	/s/ Richard A. Akright
Richard A. Akright Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 18, 2020

/s/ Bradley Nattrass
Bradley Nattrass, Director

/s/ Octavio Gutierrez
Octavio Gutierrez, Director

/s/ Richard A. Akright
Richard A. Akright, Director

/s/ Lewis O. Wilks
Lewis O. Wilks, Director

/s/ James H. Dennedy
James H. Dennedy, Director

/s/ Lance Galey
Lance Galey, Director

/s/ James Lowe
James Lowe, Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of urban-gro, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of urban-gro, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lakewood, CO

May 18, 2020

urban-gro Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

Assets
Current Assets
Cash	$448,703	$1,178,852
Accounts receivable, net	1,564,969	501,191
Inventories, net	676,175	1,214,224
Related party receivable	49,658	122,356
Prepayments and advances	1,258,700	928,682
Total current assets	3,998,205	3,945,305

Non-current assets
Property, plant, and equipment, net	165,035	441,141
Operating lease right of use assets, net	215,848	–
Investments	2,020,358	1,261,649
Goodwill	902,067	–
Other assets	106,179	96,669
Total non-current assets	3,409,487	1,799,459

Total assets	$7,407,692	$5,744,764

Liabilities
Current liabilities
Accounts payable	$3,753,862	$1,630,893
Accrued expenses	1,686,841	1,144,142
Related party payable	24,972	18,802
Customer deposits	2,915,406	3,298,609
Related party note payable	1,000,000	1,000,000
Notes payable	2,812,709	2,478,869
Operating lease liabilities	123,395	–
Total current liabilities	12,317,185	9,571,315

Non-current liabilities
Operating lease liabilities	98,841	–
Total non-current liabilities	98,841	–

Total liabilities	12,416,026	9,571,315

Commitments and contingencies, Note 11

Equity
Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,209,312 and 25,229,833 shares issued and outstanding as of December 31, 2019, and December 31, 2018 respectively	28,209	25,230
Additional Paid in Capital	11,854,083	4,688,272
Accumulated deficit	(16,890,626)	(8,540,053)
Total shareholders’ deficit	(5,008,334)	(3,826,551)

Total liabilities and shareholders’ deficit	$7,407,692	$5,744,764

See accompanying notes to financial statements

urban-gro Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED December 31, 2019 and 2018

	For the Years Ended
	December 31,	December 31,
	2019	2018

Revenue	$24,189,803	$20,050,776

Cost of revenue	17,563,594	13,892,025
Gross profit	6,626,209	6,158,751

Operating expenses
Marketing	1,016,073	992,288
General and administrative	9,207,737	7,721,221
General and administrative – amortization of broker issuing costs and broker warrants associated with convertible debentures	432,578	–
Stock-based compensation	1,830,426	1,245,826
Total operating expenses	12,486,814	9,959,335

Loss from operations	(5,860,605)	(3,800,584)

Non-operating expenses:
Interest expense	(704,230)	(119,961)
Interest expense – amortization of warrants and conversion price associated with convertible debentures	(1,333,520)	–
Write-down of investment	(505,766)	–
Other income, net	53,548	24,672
Total non-operating expenses	(2,489,968)	(95,289)

Loss before income taxes	(8,350,573)	(3,895,873)

Income Tax benefit	–	–

Net income (loss)	$(8,350,573)	$(3,895,873)

Comprehensive income (loss)	$(8,350,573)	$(3,895,873)

Earnings (loss) per share
Net loss per share - basic and diluted	$(0.32)	$(0.16)

Weighted average outstanding shares for the years ended December 31, 2019 and December 31, 2018 - basic and diluted	26,318,059	24,848,239

See accompanying notes to financial statements

urban-gro Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED December 31, 2019 and 2018

			Additional	Retained	Total
	Common Stock		Paid in	Earnings	Shareholders'
	Shares	Amount	Capital	(deficits)	Deficit
Balance, December 31, 2017	25,046,000	$25,036	$3,258,116	$(4,644,180)	$(1,361,028)
Clawback of stock granted	(375,000)	(375)	375	–	–
Payment of outstanding balance for PPM	–	–	80,000	–	80,000
Stock based compensation	–	–	1,345,825	–	1,345,825
Stock Grant Program Vesting	558,833	568	(568)	–	–
Warrants	–	–	4,525	–	4,525
Net loss for year ended December 31, 2018	–	–	–	(3,895,873)	(3,895,873)
Balance, December 31, 2018	25,229,833	$25,230	$4,688,272	$(8,540,053)	$(3,826,551)

			Additional	Retained	Total
	Common Stock		Paid in	Earnings	Shareholders'
	Shares	Amount	Capital	(deficits)	Deficit
Balance, December 31, 2018	25,229,833	$25,230	$4,688,272	$(8,540,053)	$(3,826,551)
Stock based compensation	–	–	1,830,426	–	1,830,426
Stock options issued for loan term revisions	–	–	37,829	–	37,829
Stock grants issued for loan term revisions	16,000	16	31,284	–	31,300
Stock Grant Program Vesting	1,360,966	1,360	(1,360)	–	–
Stock issuance related to conversion of convertible debentures	1,102,513	1,103	2,655,934	–	2,657,037
Stock issuance related to acquisition	500,000	500	999,500	–	1,000,000
Warrants issued related to convertible debentures	–		614,041	–	614,041
Equity value of exercise price associated with convertible debentures	–		719,479	–	719,479
Broker warrants associated with issuance of convertible debentures	–		278,678	–	278,678
Net loss for year ended December 31, 2019	–	–	–	(8,350,573)	(8,350,573)
Balance, December 31, 2019	28,209,312	$28,209	$11,854,083	$(16,890,626)	$(5,008,334)

See accompanying notes to financial statements

urban-gro Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,	December 31,
	2019	2018

Cash Flows from Operating Activities
Net Loss	$(8,350,573)	$(3,895,873)
Adjustment to reconcile net loss from operations:
Depreciation and amortization	266,476	154,136
Amortization of convertible debenture components	1,612,197	–
Stock-based compensation expense	1,830,426	1,245,826
Impairment of investment	505,766	–
Warrant Expense	–	3,394
Inventory write-offs	94,727	77,531
Bad debt expense	67,633	106,464
Gain on disposal of assets	(72,416)	–
Changes in Operating Assets and Liabilities:
Accounts receivable	(849,355)	(73,917)
Inventory	443,322	(167,040)
Prepayments and other assets	(324,273)	(88,684)
Accounts payable and accrued expenses	2,671,838	205,667
Customer deposits	(383,203)	147,360
Net Cash Provided by (Used in) Operating Activities	(2,487,435)	(2,285,136)

Cash Flows from Investing Activities
Purchases of investments	(1,085,975)	(861,649)
Purchases of property and equipment	(192,954)	(369,480)
Proceeds from sale of assets	121,500	–
Cash acquired in acquisition	49,742	–
Purchases of intangible assets	(40,255)	(33,674)
Net Cash Used Provided By (Used In) Investing Activities	(1,147,942)	(1,264,803)

Cash Flows from Financing Activities
Issuance of convertible debentures	2,565,000	–
Issuance of capital stock	–	80,000
Proceeds from notes payable	970,000	1,992,000
Repayment of notes payable	(629,772)	–
Proceeds from related party loan	–	1,000,000
Net Cash Provided by (Used In) Financing Activities	2,905,228	3,072,000

Net Increase (Decrease) in Cash	(730,149)	(477,939)
Cash at Beginning of Period	1,178,852	1,656,791
Cash at End of Period	448,703	1,178,852

Supplemental Cash Flow Information:
Interest Paid	612,138	119,961
Income Tax Paid	–	–

Supplemental disclosure of non-cash investing and financing activities:
Convertible debentures and accrued interest converted into common stock	2,657,037	–
Stock issuance related to acquisition	1,000,000	–
Common stock retired	–	375
Operating lease right of use asset	326,092	–

See accompanying notes to financial statements

urban-gro, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND ACQUISITIONS, BUSINESS PLAN, AND LIQUIDITY

Organization and Acquisitions

urban-gro, Inc. (“we,” “us,” our” or the “Company”) is a leading engineering design services company that integrates complex environmental equipment systems to create high performance indoor cultivation facilities for the global commercial horticulture market. Our custom tailored, plant-centric approach to design, procurement, and integration provides a single point of accountability across all aspects of indoor cultivation operations. Our solution offers functionality that helps customers manage the entire cultivation lifecycle, from facility engineering and design to operation and day-to-day management. We offer a full range of custom services that are integrated with select cultivation equipment and product solutions, which we primarily source from third party technology and manufacturing partners but also develop in-house.

Our service offerings include full facility programming, engineering and design services, start-up commissioning services, facility optimization services and IPM planning and strategy services. Complementing these services, we work with customers to source an integrated suite of select cultivation equipment systems and crop management products, which include: (1) environmental controls, fertigation, and irrigation distribution systems; (2) freshwater, wastewater, and condensation treatment systems; (3) light emitting diode (“LED”), high-pressure sodium (“HPS”) and ceramic metal halide (“CMH”) lighting systems; (4) rolltop, multi-tier, and automated container benching systems; (5) odor mitigation & microbial reduction systems; (6) air flow systems; (7) industrial spray applicators; (8) pesticides and bio-controls; (9) plant nutrition products; (10) substrate and coco bag solutions; and (11) our Soleil® technology data analytics platform that includes wireless environmental & substrate sensing and remote monitoring and support.

In June 2018, the Company formed urban-gro Canada Technologies, Inc. as a wholly owned Canadian subsidiary which it currently utilizes for its Canadian sales operations.

Effective March 7, 2019, the Company acquired 100% of the stock of Impact Engineering, Inc. (d/b/a Grow2Guys) (“Impact”), a provider of mechanical electrical and plumbing (“MEP”) engineering services predominantly focused on the cannabis industry. Management believes the acquisition of Impact will improve the Company’s ability to better serve its current and future customer base by expanding on the fully integrated products and services offered by the Company. The Company issued 500,000 shares of Common Stock (“Common Stock”) valued at $2.00 per share to effect the acquisition of Impact. The Company has initially accounted for the acquisition of Impact as follows:

Purchase Price	$1,000,000

Allocation of Purchase Price:
Cash	$49,742
Accounts receivable, net	$93,811
Goodwill	$902,067
Accrued expenses	$45,620

Basis of Presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Liquidity and Going Concern

Since inception, the Company has incurred significant operating losses and has funded its operations primarily through issuance of equity securities, debt, and operating revenue. As of December 31, 2019, the Company had an accumulated deficit of $16,890,626, a working capital deficit of $7,318,980, and negative stockholders’ equity of $5,008,334. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, within one year after the date that the financial statements are issued. The Company continually evaluates opportunities to raise equity and debt financing as well as implementing cost reduction and revenue enhancing measures that will allow it to increase profitability and continue operations. There can, however, be no assurances that the Company will be able to raise equity or debt financing in sufficient amounts, when and if needed, on acceptable terms or at all, nor can there be any assurances that the Company will be able to implement cost reduction and revenue enhancing measures that will enable the Company to achieve profitable operations going forward. The accompanying financial statements have been prepared on a going concern basis.

Pursuant to Accounting Standards Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we assess going concern uncertainty for our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date the consolidated financial statements are issued or are available to be issued. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, and estimates, and make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, among other factors, if necessary. It is probable that management’s plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of long-lived assets and goodwill, inventory write offs, allowance for deferred tax assets, and allowance for bad debt.

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and they include the accounts of urban-gro, Inc. and its wholly-owned subsidiaries. The financial results of Impact have been included in the Company’s consolidated financial statements from the date of acquisition on March 7, 2019 and all intercompany transactions have been eliminated.

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

Functional and reporting currency and foreign currency translation

The functional and reporting currency of the Company and its subsidiaries is US dollars. All transactions in currencies other than US dollars are translated into US dollars on the date of the transaction. Any exchange gains and losses related to these transactions are recognized in the current period’s earnings as other income (expense).

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at December 31, 2019 and December 31, 2018 approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2019 and 2018.

Cash and Cash Equivalents

The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits. The Company has not experienced any losses related to these balances and believes the risk to be minimal. There are no restricted or compensating cash balances as of December 31, 2019.

Accounts Receivable, Net

Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. As of December 31, 2019 and 2018, the balance of allowance for doubtful accounts was $18,920. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Occasionally the Company will write off bad debt directly to the bad debt expense account when the balance is determined to be uncollectable. Bad debt expense for the years ended December 31, 2019 and 2018 was $67,633 and $106,464, respectively.

Inventories

Inventories, consisting entirely of finished goods, are stated at the lower of cost or net realizable value, with cost determined using the weighted average cost method. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold at the realization of change in value. Once written down, inventories are carried at this lower basis until sold or scrapped.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. No impairment charges were recorded for the years ended December 31, 2019 and 2018.

The estimated useful lives for significant property and equipment categories are as follows:

Computer and Technology Equipment	3 years
Furniture and Equipment	5 years
Leasehold Improvements	Lease term
Vehicles	3 years
Other Equipment	3 or 5 years
Software	3 years

Operating Lease Right of Use Assets

Operating lease right of use assets are stated at cost less accumulated depreciation, amortization and impairment. The Company has two operating leases with an imputed annual interest rate of 8%. The terms of the first lease are 24 months commencing on September 1, 2018 and ending on August 31, 2020. The terms of the second lease are 28 months commencing on September 1, 2019 and ending December 31, 2021. Operating lease right of use asset costs incurred in 2019 were $123,563.

Convertible Notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received from a convertible note among freestanding instruments according to ASC 470, Debt, based upon their relative fair values. The fair value of debt and common stock is determined based on the closing price of the common stock on the date of the transaction, and the fair value of warrants, if any, is determined using the Black-Scholes option-pricing model. Convertible notes are subsequently carried at amortized cost. The fair value of the warrants is recorded as additional paid-in capital, with a corresponding as a debt discount from the face amount of the convertible note. Each convertible note is analyzed for the existence of a beneficial conversion feature (“BCF”), defined as the fair value of the common stock at the commitment date for the convertible note, less the effective conversion price. Beneficial conversion features are recognized at their intrinsic value, and recorded as an increase to additional paid-in capital, with a corresponding reduction in the carrying amount of the convertible note (as a debt discount from the face amount of the convertible note). The discounts on the convertible notes, consisting of amounts ascribed to warrants and beneficial conversion features, are amortized to interest expense, using the effective interest method, over the terms of the related convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

Intangible Assets

The Company’s intangible assets, consisting of legal fees for application of patents and trademarks and license fees paid for inspection services, are recorded at cost. Patents and trademarks, once approved, will be amortized using the straight-line method over an estimated life, generally 5 years for patents and 10 to 20 years for trademarks. License fees are amortized over 10 years. Intangible assets are included in “other assets” on the balance sheets. The net balance of intangible assets for December 31, 2019 and 2018 was $86,151 and $63,755, respectively. Amortization expense totaled $1,879 and $974 for the years ended December 31, 2019 and 2018, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually as of December 31st and at any time when events or circumstances suggest impairment may have occurred.

The testing for impairment consists of a comparison of the fair value of with its carrying amount. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value, an impairment will be recognized equal to the difference between the carrying value of the reporting unit goodwill and the implied fair value of the goodwill. In testing goodwill for impairment, we determine the estimated fair value of our reporting units based upon a discounted future cash flow analysis. Goodwill is our only indefinite-lived intangible asset. Definite-lived intangible assets are amortized using the straight line method over the shorter of their contractual term or estimated useful lives.

Impairment of Long-lived Assets

The Company evaluates potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment will be recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Investments

Investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence are accounted for at cost with adjustments for observable changes in prices or impairments.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given to whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the services and products delivered and the collectability of those amounts.

Our service and product revenues arise from contracts with customers. Service revenues include full facility programming, engineering and design services, start-up commissioning services, facility optimization services and IPM planning and strategy services. Product revenues include an integrated suite of select cultivation equipment systems and crop management products. We enter into separate contracts for the service and product revenues we provide to our customers so to clarify our obligations under the terms of the contracts. New contracts are entered into if the services to be performed or products to be delivered need to be modified. Service revenues are satisfied when services are rendered or completed in accordance with the terms of the contract. Product revenues are satisfied when control of the products is transferred to the customer.

Revenues for services and products for the year ended December 31, 2019 were $3,167,237 and 21,022,566, respectively. Revenues for services and products for the year ended December 31, 2018 were $928,063 and $19,122,713, respectively.

Customer Deposits

The Company’s policy is to collect deposits from customers at the beginning of the contract. The customer payments received are recorded as a customer deposit liability on the balance sheet. When the contract is complete and meets all the criteria for revenue recognition, the customer is billed for the entire contract amount and the deposit is recorded against the customer’s receivable balance. In certain situations when the customer has paid the deposit and services have been performed but the customer chooses not to proceed with the contract, the Company may keep the deposit and recognize revenue. Of the outstanding customer deposit balance of $3,298,609 at December 31, 2018, $2,678,565 was recognized as revenue in the year ended December 31, 2019. At December 31, 2017, the entire customer deposit balance of $3,151,250 was recognized as revenue in the year ended December 31, 2018.

Cost of Revenue

The Company’s policy is to recognize cost of revenues in the same manner as, and in conjunction with, revenue recognition. The Company’s cost of revenues includes the costs directly attributable to revenue recognized and includes expenses related to the purchasing of products and providing services, fees for third-party commissions and shipping costs. Total shipping costs included in the cost of goods sold for the years ended December 31, 2019 and 2018 was $679,911 and $490,526, respectively.

Advertising Costs

The Company expenses advertisings costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expense incurred for the years ended December 31, 2019 and 2018 was $159,728 and $153,878, respectively.

Warrants

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

Stock-Based Compensation

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

Income Taxes

The Company files income federal tax returns in the United States and Canada and state and local tax return in applicable jurisdictions. Provisions for current income tax liabilities, if any, would be calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings, if any, would also include deferred income tax provisions.

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

Assets and liabilities would be established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in the judgment of the Company, do not meet a more-likely-than-not threshold based on the technical merits of the positions. Valuation allowances would be established for certain deferred tax assets when realization is not likely.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued an Accounting Standards Update (“ASU”) amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on the Company’s consolidated balance sheets. Presentation of leases within the consolidated statements of operations and comprehensive loss and consolidated cash flows will be generally consistent with the prior lease accounting guidance. The ASU was effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the ASU effective January 1, 2019 under the modified retrospective method with respect to lease contracts in effect as of the adoption date. The adoption of the ASU increased our assets and liabilities by $326,095 in 2019 due to the recognition of right of use assets and lease liabilities with respect to operating leases.

NOTE 3 – RELATED PARTY TRANSACTIONS

In October 2018, the Company received a $1,000,000, unsecured, interest only, promissory note (the “Promissory Note”) from Cloud9 Support Inc. (“Cloud9”), an entity owned 100% by James Lowe, a director of the Company. The Promissory Note was originally due April 30, 2019. The Promissory Note is personally guaranteed by the Company’s two majority shareholders, Bradley Nattrass, who is the Company’s Chairman and Chief Executive Officer, and Octavio Gutierrez, a director and former officer of the Company. The Promissory Note includes additional consideration of 30,000 options at an exercise price of $1.20 per share. Under the initial terms of the Promissory Note, the interest rate was 12.0% per year with interest payable monthly. In May 2019, the due date of the Promissory Note was extended to December 31, 2019 and the interest rate was decreased to 9.0% per year payable monthly. In connection with the execution of the Credit Agreement (see Note 17), on February 21, 2020, the Company entered into an agreement to amend the Promissory Note (the “Amending Agreement”). Pursuant to the Amending Agreement, Cloud9 agreed to extend the maturity date of the Promissory Note from December 31, 2019 to the date which is the earlier of 60 days following the date: (a) on which demand for repayment is made by the Lender under the Credit Agreement; or (b) which is the Maturity Date of the Credit Agreement.

The Company purchases some cultivation products from Bravo Lighting, LLC (d/b/a Bravo Enterprises) (“Bravo”) and Enviro-Glo, LLC (“Enviro-Glo”), manufacturers and distributors of commercial building lighting and other product solutions with common control by the Company’s two major shareholders, Bradley Nattrass and Octavio Gutierrez. Purchases from Bravo and Enviro-Glo totaled $45,129 and $276,443 for the years ended 2019 and 2018, respectively. Outstanding receivables from Bravo and Enviro-Glo for the years ended 2019 and 2018 totaled $0 and $43,120, respectively. Net outstanding payables incurred for purchases of inventory and other services to Bravo and Enviro-Glo as of December 31, 2019 and 2018, was $8,570 and $5,562, respectively.

The Company has purchased goods from Cloud 9 Support, LLC (“Cloud 9”), a company owned by James Lowe, a director, shareholder, and debt holder. Purchases from Cloud 9 were $97,329 and $84,746 during the years ended 2019 and 2018, respectively. Cloud 9 also purchases materials from the Company for use with their customers. Total sales to Cloud 9 from the Company were $392,963 and $273,760 during the years ended 2019 and 2018, respectively. Outstanding receivables from Cloud 9 as of December 31, 2019 and 2018 totaled $49,659 and $79,235, respectively. Net outstanding payables for purchases of inventory and other services to Cloud 9 as of December 31, 2019 and 2018, totaled $16,402 and $13,240, respectively.

NOTE 4 – PREPAYMENTS & ADVANCES

Prepayments and advances are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	December 31,	December 31,
	2019	2018
Vendor Prepayments	$1,070,788	$776,478
Prepaid Services and Fees	187,912	152,204
Prepayments and Advances	$1,258,700	$928,682

NOTE 5 - PROPERTY PLANT & EQUIPMENT, NET

Property Plant and Equipment balances are summarized as follows:

	December 31,	December 31,
	2019	2018
Computers & Technology Equip	$87,300	$61,910
Furniture and Fixtures	42,518	30,162
Leasehold Improvements	164,072	143,215
Vehicles	57,414	132,875
Software	142,721	233,783
R&D Assets	3,031	84,031
Other Equipment	38,355	65,140
Accumulated depreciation	(370,376)	(309,975)
Property plant and equipment, net	$165,035	$441,141

Depreciation expense for the years ended December 31, 2019 and 2018 totaled $264,597 and $153,162, respectively.

NOTE 6 – INVESTMENTS

The changes in the components of the Investments for the years ended December 31, 2019 and 2018 are summarized as follows:

	Year Ended December 31, 2019
	Edyza	TGH	Total
Beginning Balances as of 1/1/2019	$812,883	$448,766	$1,261,649
Purchase of additional shares under SPOA	897,475	–	897,475
Initial purchase of Membership interest	–	367,000	367,000
Additional Membership interest purchased with first option	–	–	–
Impairment of investment	–	(505,766)	(505,766)
Legal fees	–	–	–
Ending Balances as of 12/31/2019	$1,710,358	$310,000	$2,020,358

	Year Ended December 31, 2018
	Edyza	TGH	Total
Beginning Balances as of 1/1/2018	$400,000	$–	$400,000
Purchase of additional shares under SPOA, including $75,000 reflected in Accrued Expenses	400,000	–	400,000
Initial purchase of Membership Interest	–	125,000	125,000
Additional Membership interest purchased with first option	–	150,000	150,000
Additional Membership interest purchased with second option	–	158,000	158,000
Legal fees	12,883	15,766	28,649
Ending Balances as of 12/31/2018	$812,883	$448,766	$1,261,649

Edyza

In August 2017, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with Edyza, Inc. (“Edyza”), a developer of wireless sensor technology, to provide the Company with the right to obtain an ownership interest in Edyza to be issued when Edyza engaged in a priced round of investment. The Company paid Edyza $400,000 for the SAFE.

In August 2018, the Company and Edyza entered into a Stock Purchase and Option Agreement (“SPOA”) whereby the Company and Edyza agreed to terminate the SAFE in exchange for Edyza issuing the Company 442,685 shares of Edyza Common Stock at $0.903577 per share, or $400,000 in the aggregate. In connection with the SPOA, the Company agreed to pay Edyza an additional $400,000 in six monthly installments ($50,000 a month in August and September 2018 and $75,000 a month from October 2018 thru January 2019) in exchange for Edyza issuing the Company an additional 442,685 shares of Edyza Common Stock at $0.903577 per share. As of December 31, 2018, the Company had paid $325,000 of the additional $400,000 to Edyza under this installment payment plan. The remaining installment payment of $75,000 is included in Accrued Expenses on the Company’s Balance Sheet as of December 31, 2018 and was paid to Edyza in January 2019. During 2019, the Company acquired an additional 827,018 shares for $897,475. The Company has capitalized an additional $12,883 in legal fees associated with the purchases of the Edyza Common Stock. The Company measures this investment at cost, less any impairment changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

TGH

In February 2018, the Company entered into a Membership Interest and Purchase Agreement (“MIPA”) with Total Grow Holdings, LLC (d/b/a/ Total Grow Control, LLC) (“TGH”), a developer of environmental controls and fertigation/irrigation distribution products, to purchase 5% of TGH’s membership interests on a fully diluted basis for $125,000. The MIPA also contained two separate options for the Company to purchase additional membership interests in TGH and a purchase right for the Company to acquire all of the outstanding membership interests in TGH. The first option was exercisable from July 1, 2018 thru August 31, 2018 and allowed the Company to acquire an additional 5% of TGH’s membership interests on a fully diluted basis for $150,000. The second option was initially exercisable from February 15, 2019 thru May 15, 2019 and allowed the Company to acquire an additional 15% of TGH’s membership interests on a fully diluted basis for $600,000. The purchase right is exercisable from May 15, 2019 thru February 15, 2020 and allows the Company to acquire all of the outstanding membership interests in TGH based on a total valuation of TGH of $7,500,000.

In July 2018, the Company exercised its initial option and purchased an additional 5% of TGH’s fully diluted membership interests for $150,000. As of December 31, 2018, the Company owned 10% of the membership interests in TGH.

In January 2019, the Company and TGH renegotiated the terms of the second option, accelerating the beginning of the exercise period to January 2019 from February 15, 2019, and reducing the purchase price for the additional 15% of TGH’s membership interests on a fully diluted basis from $600,000 to $525,000. In January 2019, the Company elected to exercise this renegotiated second option and purchased an additional 15% of TGH’s fully diluted membership interests for $525,000.

Prior to December 31, 2018, the Company had advanced TGH $158,000 for equipment orders the Company had placed with TGH. TGH agreed to apply this $158,000 in equipment advances toward the second option membership interest purchase price of $525,000, and the Company has reflected this $158,000 as an investment in TGH as of December 31, 2018. The remaining balance of $367,000 for the second option membership interest was due in installments of $35,000 every two weeks through May 2019. As of March 31, 2019, the Company had made total payments of $336,000. The Company capitalized an additional $15,766 in legal fees associated with the purchases of the TGH membership interests. As of December 31, 2018, the Company’s fully diluted ownership interest in TGH was less than 20% and, the Company measured these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2018, the Company determined that no impairment of its investment in TGH was necessary given the recent valuations and no change in qualitative factors.

The Company also made the remaining $367,000 in additional payments to TGH under the renegotiated agreement reached in January 2019 to acquire additional Membership Interests in TGH. When the payment plan was completed in May 2019, the Company was issued the additional ownership interest in TGH resulting in the Company owning 24% of TGH’s membership interest. The Company believed that this ownership interest in TGH resulted in the Company being able to exercise significant influence over TGH and that the Company should begin to account for its investment in TGH under the equity method beginning in July 2019 since the operations of TGH were insignificant in June 2019.

In September 2019, the Company decided that it should remain independent with regard to any investments in environmental controls and fertigation/irrigation distribution entities and decided it should divest itself of the ownership interest in TGH. The Company entered into preliminary negotiations with TGH to sell its ownership interest in TGH back to TGH. In connection with those negotiations, the Company determined it should not record any equity interests in TGH and the Company recorded a $505,766 write-down of its investment in TGH to an amount the Company anticipates receiving in proceeds from the sale of the TGH investment back to TGH.

In January 2020, the Company and TGH entered into an agreement whereby TGH agreed to purchase the Company’s remaining investment in TGH in consideration for a short-term note due April 24, 2020 in the amount of $200,000 and a long-term note due in a lump sum on January 27, 2025 in the amount of $110,000 with interest of 4.0% payable annually in arrears. Per the terms of the agreement, the Company retains its ownership interest in TGH until the $200,000 short-term note is repaid. As of the date of this report, TGH has not made any payments on the $200,000 short-term note and the Company has retained its ownership interest in TGH. The Company does not have the ability to exert significant influence on TGH and therefore has recorded the investment at its adjusted cost basis.

NOTE 7 – OTHER ASSETS

Included in other assets are the following intangible assets:

•	Patents, consisting of legal costs paid to third parties to establish a patent, which are capitalized until such time that the patents are approved and issued or rejected. If approved, capitalized costs are amortized using the straight-line method over the estimated lives of the patents, generally five years. The Company has two issued patents as of December 31, 2019 and had no issued patents at December 31, 2018.

•	License fees, which consist of fees paid to have the Company’s products certified by a nationally recognized organization. License fees are amortized over ten years.

The net balance of intangible assets as of December 31, 2019 and December 31, 2018 was $86,151 and $63,755, respectively. Amortization expense totaled $1,879 and $974 for the years ended December 31, 2019 and 2018, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	December 31,	December 31,
	2019	2018
Accrued operating expenses	$854,056	$240,941
Accrued wages and related expenses	487,327	490,961
Accrued interest expense	–	10,958
Accrued sales tax payable	345,458	401,282
	$1,686,841	$1,144,142

Accrued sales tax payable is comprised of prior period sales tax payable to various states for 2015 through 2019. The Company has set up payment plans with the various taxing agencies to relieve the obligation. The payment plans require monthly payments in various amounts over a period of 12 months.

NOTE 9 – NOTES PAYABLE

Notes payable balances totaled $2,812,709 and $2,478,869 at December 31, 2019 and December 31, 2018, respectively. Interest expense incurred on the notes payable was $596,075 and $119,961 for the years ended December 31, 2019 and 2018, respectively.

The following is a summary of notes payable:

	December 31,	December 31,
	2019	2018

Unsecured, interest only, note payable with Chris Parkes originally due December 31, 2018. Interest payments due monthly at an annual rate of 20.4%. Note payable revised in December 2018 extending the maturity date to March 31, 2020. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the Note and reducing the interest rate, the Company issued the Holder 3,000 shares of Common Stock. Beginning of March 31, 2020, the Company has made monthly payments in the amount of $10,000.	$80,000	$80,000

Unsecured, interest only, note payable with David Parkes originally due December 31, 2018. Interest payments due monthly at an annual rate of 18.0%. Note payable revised in December 2018 extending the maturity date to March 31, 2020. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the Note and reducing the interest rate, the Company issued the Holder 3,000 shares of Common Stock. Beginning of March 31, 2020, the Company has made monthly payments in the amount of $10,000	100,000	100,000

Unsecured, interest only, note payable with Michael S. Bank originally due April 30, 2019. Interest at 19.8% per year is paid twice per month. The note contains a demand re-payment provision that can be executed by Mr. Bank at any time by providing a one-time notice. The Company may re-pay any part or the entire principal sum at any time with penalty and abatement of interest expense from date of early payment. The note includes six thousand warrants, each exercisable to purchase one share of the Company's Common Stock at a price of $1.00 per share. In March 2019, the Company repaid $35,000 of the principal and extended the maturity date to April 30, 2019. The note was repaid in full on April 30, 2019.	–	298,869

Note payable with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), secured by all currently existing and future assets. Interest accrues at 8.0% per year and is paid quarterly. The note matures on the earlier of: (a) 90 days’ notice from Hydrofarm; (b) acceleration of the note payable due to the Company being in default; or (c) December 2023.	2,000,000	2,000,000

Secured agreement to sell future receivables to GCF Resources, LLC, net of $30,000 in closing fees. The agreement requires 32 weekly payments of $42,190 totaling $1,350,000. The agreement matures on May 7, 2020 but is repayable prior to maturity for less than the $1,350,000 in total payments.	632,709	–

Total	2,812,709	2,478,869
Less current maturities	(2,812,709)	(2,478,869)
Long term	$–	$–

Effective November 20, 2018, the Company entered into a letter of intent (“LOI”) with Hydrofarm Holdings Group, Inc. (“Hydrofarm”) whereby Hydrofarm agreed to acquire all of the Company’s issued and outstanding common stock (the “Merger”). Pursuant to the terms of the LOI, Hydrofarm extended to the Company a secured, interest only note in the principal amount of $2 million. The note was secured by all of our currently existing and future assets. In connection with the execution of the Credit Agreement (see Note 17), the Company repaid the note and the Merger was abandoned.

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

NOTE 11 – OPERATING LEASE LIABILITIES & COMMITMENTS AND CONTINGENCIES

The Company has two operating leases with an imputed annual interest rate of 8%. The terms of the first lease are 24 months commencing on September 1, 2018 and ending on August 31, 2020. The terms of the second lease are 28 months commencing on September 1, 2019 and ending December 31, 2021.

The following is a summary of operating lease liabilities:

	December 31, 2019	December 31, 2018
Operating lease liabilities related to right of use assets.	$222,236	$–
Less current portion	(123,395)	–
Long term	$98,841	$–

The following is a schedule showing future minimum lease payments:

Year ending	Total Minimum
December 31,	Lease Payments
2020	177,688
2021	91,688

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.

NOTE 12 – RISKS AND UNCERTAINTIES

Concentration Risk

During the year ended December 31, 2019, one vendor composed 24% of total purchases. During the year ended December 31, 2018, two unrelated vendors composed 18% and 11% of total purchases.

The Company’s primary suppliers of automated environmental controls and fertigation represented 3% and 46% of total accounts payable outstanding as of December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, one customer represented 21% of total revenue. During the year ended December 31, 2018, one customer represented 14% of total revenue. At December 31, 2019, one customer represented 15% and another represented 11% of total outstanding accounts receivables. At December 31, 2018, one customer represented 19% and another represented 13% of total outstanding receivables.

Coronavirus Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared the outbreak of the coronavirus a pandemic. We are a business that supplies other Essential Businesses with support and supplies necessary to operate and we therefore are an Essential Business and allowed to continue operating under Stay-At-Home Orders issued by many states and cities. However, the extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact. The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption, reduced customer business and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition, results of operations, and cash flows. Effects from the COVID-19 pandemic began in the latter portion of the first quarter of 2020; therefore, there was no impact to our 2019 results of operations, financial condition and cash flows.

NOTE 13 – STOCK-BASED COMPENSATION

Stock-based compensation expense for the years ended December 31, 2019 and 2018 was $1,830,426 and $1,245,826, respectively based on the vesting schedule of the stock grants and options. During the year ended December 31, 2019, 1,361,966 shares vested and were issued to employees. No cash flow affects are anticipated for stock grants.

In January 2017, the Company began granting stock to attract, retain, and reward employees with Common Stock. Stock grants are offered as part of the employment offer package, to ensure continuity of employment or as a reward for performance. Each of these grants requires a specific tenure of employment before the grant vests with typical vesting periods of 1 to 3 years of employment.

In January 2018, the Company implemented an equity incentive plan to reward and attract employees and compensate vendors for services when applicable. Stock options are offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. The stock option plan authorizes 3,000,000 shares of common stock. 1,995,499 options have been awarded under the Plan as of December 31, 2019 and 1,259,000 options were awarded as of December 31, 2018.

In May 2019, the Company adopted a new equity incentive plan, authorizing an aggregate of 3,500,000 shares of Common Stock for issuance thereunder. Stock grants under the equity incentive programs are valued at the price of the stock on the date of grant. The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date $0.90, the remaining contractual term of the options of 10 years, risk-free interest rate of 2.75% and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when using option pricing models to estimate the options and the assumptions used in the Black Scholes option-pricing model are moderately judgmental. Stock options and stock grants are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance.

The following schedule shows stock grant activity for the year ended December 31, 2019:

Grants outstanding as of December 31, 2018	1,802,667
Grants awarded	41,800
Forfeiture/Cancelled	(70,000)
Grants vested	(1,361,966)
Grants outstanding as of December 31, 2019	412,501

The following table summarizes stock grant vesting periods.

Number of	Unrecognized stock compensation	Year Ending
Shares	expense	December 31,
264,167	$142,552	2020
148,334	34,775	2021
412,501	$177,327

The following schedule shows stock option activity for the year ended December 31, 2019.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2018	1,184,000	9.68	$1.15
Issued	736,499	9.20	$1.38
Exercised	–	–	–
Expired	218,332	9.12	$1.33
Stock options outstanding at December 31, 2019	1,702,167	9.21	$1.21
Stock options exercisable at December 31, 2019	703,538	8.89	$1.17

The following table summarizes stock option vesting periods under the two stock options plans.

Number of	Unrecognized stock compensation	Year Ending
Shares	expense	December 31,
540,998	$359,521	2020
408,964	120,015	2021
48,667	10,400	2022
998,629	$489,936

NOTE 14 – SHAREHOLDERS’ EQUITY

In 2018, an executive left the Company and returned 375,000 common shares as part of the related separation agreement. The Company retired the shares and reduced its issued and outstanding stock by 375,000 shares.

NOTE 15 - INCOME TAXES

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

The Company files income federal tax returns in the United States and Canada and state and local tax return in applicable jurisdictions

The Company has experienced substantial losses for both book and tax purposes since inception and has no tax provision for the years ended December 31, 2019 and 2018. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and these tax assets are fully reserved based on management’s current estimates.

The Company’s estimated operating loss carryforwards and expiration dates for tax purposes are as follows:

2016 - $1,618,386 expiring in 2036

2017 - $2,182,354 expiring in 2037

2018 - $3,060,443 no expiration

2019 - $6,819,954 no expiration

Realization of operating loss carryforwards to offset future operating income for tax purposes are subject to various limitations including change of ownership and current year taxable income percentage limitations.

The Company has no credit carryforwards for tax purposes.

The Company’s tax returns since inception are subject to examination by taxing jurisdictions in the United States and Canada.

NOTE 16 – WARRANTS

The following table shows warrant activity for the years ended December 31, 2019 and 2018.

	December 31,
	2019
	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2018	6,000	$1.00
Warrants issued in connection with convertible debenture offering (see Note 10):
Issued to convertible debenture holders	532,134	$3.00
Issued to 4Front as part of compensation	153,900	$2.41
Warrants outstanding as of December 31, 2019	692,034	$2.88
Warrants exercisable as of December 31, 2019	692,034	$2.88

The warrants issued to convertible debenture holders expire June 24, 2021. The warrants issued to 4Front as part of compensation expire May 31, 2021. Warrants issued to Mr. Lowe in 2018 expire March 31, 2023. The aggregate intrinsic value of the warrants outstanding and exercisable at December 31, 2019 is $0.

NOTE 17 – SUBSEQUENT EVENTS

Credit Agreement

On February 21, 2020, we entered into a letter agreement (the “Credit Agreement”) by and among the Company, as borrower, urban-gro Canada Technologies Inc. and Impact Engineering, Inc., as guarantors, the lenders party thereto (the “Lenders”), and Bridging Finance Inc., as administrative agent for the Lenders (the “Agent”). The Credit Agreement, which is denominated in Canadian dollars (C$), is comprised of (i) a 12-month senior secured demand term loan facility in the amount of C$2.7 million ($2.0 million), which was funded in its entirety on the closing date (the “Term Loan”); and (ii) a 12-month demand revolving credit facility of up to C$5.4 million ($4.0 million), which may be drawn from time to time, subject to the terms and conditions set forth in the Credit Agreement and described further below (the “Revolving Facility,” and together with the Term Loan, “the Facilities”).

The final maturity date of the Facilities will be the earlier of (i) demand, and (ii) the date that is 12 months after the closing date, with a potential extension to the date that is 24 months after the closing date (the “Maturity Date”). The Facilities will bear interest at the annual rate established and designated by the Bank of Nova Scotia as the prime rate, plus 11% per annum. Accrued interest on the outstanding principal amount of the Facilities will be due and payable monthly in arrears, on the last business day of each month, and on the Maturity Date.

The Revolving Facility may be borrowed and re-borrowed on a revolving basis by us during the term of the Facilities, provided that borrowings under the Revolving Facility will be limited by a loan availability formula equal to the sum of (i) 90% of insured accounts receivable, (ii) 85% of investment grade receivables, (iii) 75% of other accounts receivable, (iv) 50% of eligible inventory, and (v) the lesser of C$4.05 million ($3.0 million) and (A) 75% of uncollected amounts on eligible signed equipment orders for equipment systems contracts and (B) 85% of uncollected amounts on eligible signed professional services order forms for design contracts. The Revolving Facility may be prepaid in part or in full without a penalty at any time during the term of the Facilities, and the Term Loan may be prepaid in full or in part without penalty subject to 60 days prior notice in each case subject to certain customary conditions. As of April 30, 2020, C$0.4 million ($0.3 million) of the Revolving Facility was available for future borrowings.

The Company utilized a portion of the proceeds from the Term Loan to refinance existing indebtedness, including a $2.0 million loan with Hydrofarm. The Company terminated the Hydrofarm loan concurrently with the closing of the transactions contemplated by the Credit Agreement. Remaining proceeds from the Facilities are expected to be used (i) to pay down existing debt obligations and (ii) for general working capital purposes.

The obligations of the Company under the Facilities will be secured on a first lien basis (subject to certain permitted liens as set forth in the Credit Agreement) by substantially all of the assets of the Company and certain wholly-owned subsidiaries of the Company, as well as a limited recourse personal guarantee of Bradley Nattrass, the Chief Executive Officer of the Company.

The Credit Agreement also contains customary provisions, representations, warranties and events of default for facilities of this nature and affirmative and negative covenants, including without limitation, covenants relating to maintenance of collateral, reorganization and change of control transactions, creation of liens and incurrence of indebtedness.

Amendment of Promissory Note and Subordination Agreement

In connection with the execution of the Credit Agreement, the Company entered into an agreement to amend the promissory note (the “Promissory Note”) dated October 18, 2018, as amended on May 20, 2019, between the Company and Cloud9 Support Inc., an entity owned 100% by James Lowe, a director of the Company (the “Amending Agreement”). Pursuant to the Amending Agreement, Mr. Lowe agreed to extend the maturity date of the promissory note from December 31, 2019 to the date which is the earlier of 60 days following the date: (a) on which demand for repayment is made by the Lender under the Credit Agreement; or (b) which is the Maturity Date of the Credit Agreement.

