Form 10-Q
period 2020-03-31
urban-gro, Inc.
filed 2020-07-06
CIK 1706524

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-52898

urban-gro, Inc.

(Exact name of registrant as specified in its charter)

Colorado	46-5158469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1751 Panorama Point

Unit G

Lafayette, CO 80026

(Address of principal executive offices)(Zip Code)

(720) 390-3880

(Registrant's Telephone Number, Including Area Code)

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of July 3, 2020, was 28,830,978 shares.

EXPLANATORY NOTE

As previously reported by urban-gro, Inc. (the “Company”) in its Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2020, in accordance with the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (as modified on March 25, 2020 by Release No. 34-88465, the “Order”), the Company disclosed that it was relying on the relief provided by the Order in connection with the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (the “Report”) due to the circumstances related to the coronavirus disease 2019 (“COVID-19”). In particular, COVID-19 caused disruptions in the Company’s day-to-day operations resulting in limited access to the Company’s facilities and limited support from its staff and professional advisors, which in turn, delayed the Company’s ability to complete its audit and prepare the Report.

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. The statements regarding urban-gro, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We caution readers regarding certain forward looking statements in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the SEC.

Important factors known to us that could cause such material differences are identified in this Report, including the factors described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019. Except as required by applicable law, we undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

urban-gro, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current Assets
Cash	$569,529	$448,703
Accounts receivable, net	1,180,983	1,564,969
Inventories	887,184	676,175
Related party receivable	26,836	49,658
Notes receivable	200,000	–
Prepayments and other assets	2,464,481	1,278,728
Total current assets	5,329,013	4,018,233

Non-current assets
Property and equipment, net	137,003	165,035
Operating lease right of use assets	181,905	215,848
Investments	1,710,358	2,020,358
Notes receivable	110,000	–
Goodwill	902,067	902,067
Intangible assets, net	85,739	86,151
Total non-current assets	3,127,072	3,389,459

Total assets	$8,456,085	7,407,692

Liabilities
Current liabilities
Accounts payable	$2,613,413	$3,753,862
Accrued expenses	1,653,662	1,686,841
Related party payable	26,519	24,972
Customer deposits	3,566,742	2,915,406
Related party note payable	1,000,000	1,000,000
Notes payable	180,000	2,812,706
Revolving Facility	3,209,325	–
Term Loan, net	1,609,536	–
Operating lease liabilities	109,043	123,395
Total current liabilities	13,968,240	12,317,185

Non-current liabilities
Operating lease liabilities	82,343	98,841
Total long-term liabilities	82,343	98,841

Total liabilities	14,050,583	12,416,026

Shareholders’ Equity
Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,709,312 and 28,209,312 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	28,709	28,209
Additional Paid in Capital	12,963,050	11,854,083
Retained earnings / (accumulated deficit)	(18,586,257)	(16,890,626)

Total shareholders’ equity (deficit)	(5,594,498)	(5,008,334)
Total liabilities and shareholders’ equity	$8,456,085	$7,407,692

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Product sales	$3,846,337	$5,272,972
Services	414,666	561,044
Total Revenue	4,261,003	5,834,016

Cost of Revenue	3,147,515	4,190,192

Gross Profit	1,113,488	1,643,824

Operating expenses:
Marketing	115,956	285,830
General and administrative	1,979,452	2,151,305
Stock-based compensation	432,645	588,697
Total operating expenses	2,528,053	3,025,832

Loss from operations	(1,414,565)	(1,382,008)

Non-operating income (expenses):
Other income	17,568	508
Interest expense	(298,634)	(99,971)
Total other expenses, net	(281,066)	(99,463)

Income tax expense (benefit)	–	–

Net income (loss)	$(1,695,631)	$(1,481,471)

Comprehensive income (loss)	$(1,695,631)	$(1,481,471)

Earnings (loss) per share:
Net loss per share - basic and diluted	$(0.06)	$(0.06)

Weighted average shares used in computation	28,438,982	25,368,944

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Retained Earnings (accumulated	Total Shareholders'
	Shares	Amount	Capital	deficits)	Deficit
Balance, January 1, 2019	25,229,833	$25,230	$4,688,272	$(8,540,053)	$(3,826,551)
Stock-based compensation	–	–	588,697	–	588,697
Stock options issued for loan term revisions	–	–	17,827	–	17,827
Stock grant program vesting	20,000	20	(20)	–	–
Stock issuance related to acquisition	500,000	500	999,500	–	1,000,000
Warrant issuance related to convertible debentures	–	–	101,741	–	101,741
Equity value of exercise price associated with convertible debentures	–	–	119,212	–	119,212
Net loss for period ended March 31, 2019	–	–	–	(1,481,471)	(1,481,471)
Balance, March 31, 2019	25,749,833	$25,750	$6,515,229	$(10,021,524)	$(3,480,545)

	Common Stock		Additional Paid in	Retained Earnings (accumulated	Total Shareholders'
	Shares	Amount	Capital	deficits)	Deficit
Balance, January 1, 2020	28,209,312	$28,209	$11,854,083	$(16,890,626)	$(5,008,334)
Stock-based compensation	–	–	432,645	–	432,645
Clawback of stock granted	(100,000)	(100)	100	–	–
Stock issuance related to loan term revisions	100,000	100	99,900	–	100,000
Stock issuance related to debt	500,000	500	499,500	–	500,000
Warrant issuance related to debt	–	–	76,822	–	76,822
Net loss for period ended March 31, 2020	–	–	–	(1,695,631)	(1,695,631)
Balance, March 31, 2020	28,709,312	$28,709	$12,963,050	$(18,586,257)	$(5,594,498)

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(1,695,631)	$(1,481,471)
Adjustments to reconcile net loss from operations:
Depreciation and amortization	61,014	58,642
Amortization of deferred financing costs	50,930	–
Stock-based compensation expense	432,645	588,697
Gain on disposal of assets	13,815	–
Inventory write-offs	10,528	–
Bad debt expense	15,239	11,615
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	391,569	(303,874)
Inventory	(221,537)	164,348
Prepayments and other assets	(404,412)	(1,019,315)
Accounts payable and accrued expenses	(1,172,081)	1,889,394
Customer deposits	651,336	(326,441)
Net Cash Used In Operating Activities	(1,866,585)	(418,405)

Cash Flows from Investing Activities
Purchase of investment	–	(248,000)
Purchases of property and equipment	(46,797)	(42,875)
Cash acquired in acquisition	–	49,742
Net Cash Used In Investing Activities	(46,797)	(241,133)

Cash Flows from Financing Activities
Proceeds from issuance of Revolving Facility	2,207,432	–
Proceeds from issuance of Term Loan	2,000,000	–
Proceeds from Revolving Facility advances	1,001,893	–
Issuance of convertible debentures	–	425,000
Debt financing costs	(545,501)	–
Repayment of notes payable	(2,629,616)	(55,466)
Net Cash Provided by Financing Activities	2,034,208	369,534

Net Increase (Decrease) in Cash	120,826	(290,004)
Cash at Beginning of Period	448,703	1,178,852
Cash at End of Period	$569,529	$888,848

Supplemental Cash Flow Information:
Interest Paid	$298,634	$99,971
Income Taxes Paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use asset set-up effective January 1, 2019	$–	$139,266
Debt financing costs	$676,822	$–
See Note 1 regarding the acquisition of Impact Engineering, Inc.

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our service offerings include full facility engineering design services, start-up commissioning services, facility optimization services and IPM planning and strategy services. Complementing these services, we work with customers to source an integrated suite of select cultivation equipment systems and crop management products, which include: (1) environmental controls, fertigation, and irrigation distribution systems; (2) freshwater, wastewater, and condensation treatment systems; (3) light emitting diode (“LED”), high-pressure sodium (“HPS”) and ceramic metal halide (“CMH”) lighting systems; (4) rolltop, multi-tier, and automated container benching systems; (5) odor mitigation & microbial reduction systems; (6) air flow systems; (7) industrial spray applicators; (8) pesticides and bio-controls; (9) plant nutrition products; (10) substrate and coco bag solutions; and (11) our Soleil® technology data analytics platform that includes wireless environmental & substrate sensing and remote monitoring and support.

In June 2018, the Company formed urban-gro Canada Technologies, Inc. as a wholly owned Canadian subsidiary, which it currently utilizes for its Canadian sales operations.

Effective March 7, 2019, the Company acquired 100% of the stock of Impact Engineering, Inc. (d/b/a Grow2Guys) (“Impact”), a provider of mechanical electrical and plumbing (“MEP”) engineering services predominantly focused on the cannabis industry. The Company believes the acquisition of Impact will improve the Company’s ability to better serve its current and future customer base by expanding on the fully integrated products and services offered by the Company. The Company issued 500,000 shares of Common Stock (“Common Stock”) valued at $2.00 per share to effect the acquisition of Impact. The Company has initially accounted for the acquisition of Impact as follows:

Purchase Price	$1,000,000

Allocation of Purchase Price:
Cash	$49,742
Accounts receivable, net	$93,811
Goodwill	$902,067
Accrued expenses	$45,620

Liquidity and Going Concern

Since inception, the Company has incurred significant operating losses and has funded its operations primarily through issuance of equity securities, debt, and operating revenue. As of March 31, 2020, the Company had an accumulated deficit of $18,586,257, a working capital deficit of $8,639,227, and negative stockholders’ equity of $5,594,498. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, within one year after the date that these financial statements are issued. The Company continually evaluates opportunities to raise equity and debt financing and has also sought to implement cost reduction and revenue enhancing measures to help achieve profitability and continue operations. There can, however, be no assurances that the Company will be able to raise equity or debt financing in sufficient amounts, when and if needed, on acceptable terms or at all, nor can there be any assurances that the Company will be able to implement cost reduction and revenue enhancing measures that will enable the Company to achieve profitable operations going forward. The accompanying financial statements have been prepared on a going concern basis.

Pursuant to Accounting Standards Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we assess going concern uncertainty for our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date the consolidated financial statements are issued or are available to be issued. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, and estimates, and make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, among other factors, if necessary. It is probable that management’s plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The Company has prepared the accompanying interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC for interim financial reporting. The interim condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), and condensed consolidated cash flows and statement of shareholders equity for the periods presented. The results reported in these interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of long-lived assets and goodwill, inventory write offs, allowance for deferred tax assets, and allowance for bad debt.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements are presented in United States dollars and they include the accounts of urban-gro, Inc. and its wholly-owned subsidiaries. The financial results of Impact have been included in the Company’s condensed consolidated financial statements from the date of acquisition on March 7, 2019 and all intercompany transactions have been eliminated.

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our condensed consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at March 31, 2020 and December 31, 2019 approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the three months ended March 31, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits. The Company has not experienced any losses related to these balances and believes the risk to be minimal. There were no restricted or compensating cash balances as of March 31, 2020.

Accounts Receivable, Net

Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The balance of allowance for doubtful accounts at March 31, 2020 and December 31, 2019 was $23,920 and $18,920, respectively. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Occasionally the Company will write off bad debt directly to the bad debt expense account when the balance is determined to be uncollectable. Bad debt expense for the three months ended March 31, 2020 and 2019 was $15,239 and $11,615, respectively.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. No impairment charges were recorded for the three months ended March 31, 2020 and 2019.

The estimated useful lives for significant property and equipment categories are as follows:

Computer and Technology Equipment	3 years
Furniture and Equipment	5 years
Operating Lease Right of Use Assets	Lease term
Leasehold Improvements	Lease term
Vehicles	3 years
Software	3 years
Other Equipment	3 or 5 years

Operating Lease Right of Use Assets

Operating lease right of use assets are stated at cost less accumulated depreciation, amortization and impairment. The Company has two operating leases with an imputed annual interest rate of 8%. The weighted average life remaining on these leases as of March 31, 2020 is 19 months.

Convertible Notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received from a convertible note among freestanding instruments according to ASC 470, Debt, based upon their relative fair values. The fair value of debt and common stock is determined based on the closing price of the common stock on the date of the transaction, and the fair value of warrants, if any, is determined using the Black-Scholes option-pricing model. Convertible notes are subsequently carried at amortized cost. The fair value of the warrants is recorded as additional paid-in capital, with a corresponding debt discount from the face amount of the convertible note. Each convertible note is analyzed for the existence of a beneficial conversion feature (“BCF”), defined as the fair value of the common stock at the commitment date for the convertible note, less the effective conversion price. Beneficial conversion features are recognized at their intrinsic value, and recorded as an increase to additional paid-in capital, with a corresponding reduction in the carrying amount of the convertible note (as a debt discount from the face amount of the convertible note). The discounts on the convertible notes, consisting of amounts ascribed to warrants and beneficial conversion features, are amortized to interest expense, using the effective interest method, over the terms of the related convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

Intangible Assets

The Company’s intangible assets, consisting of legal fees for application of patents and trademarks and license fees paid for inspection services, are recorded at cost. Patents and trademarks, once approved, will be amortized using the straight-line method over an estimated life, generally 5 years for patents and 10 to 20 years for trademarks. License fees are amortized over 10 years. Intangible assets are included in “other assets” on the balance sheets. The net balance of intangible assets for March 31, 2020 and December 31, 2019 was $85,742 and $86,151, respectively. Amortization expense totaled $409 and $493 for the three months ended March 31, 2020 and 2019, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually at each fiscal year end and at any time when events or circumstances suggest impairment may have occurred.

The testing for impairment consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value, an impairment will be recognized equal to the difference between the carrying value of the reporting unit goodwill and the implied fair value of the goodwill. In testing goodwill for impairment, we determine the estimated fair value of our reporting units based upon a discounted future cash flow analysis. Goodwill is our only indefinite-lived intangible asset. Definite-lived intangible assets are amortized using the straight-line method over the shorter of their contractual term or estimated useful lives.

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

Our service and product revenues arise from contracts with customers. Service revenues include full facility programming, engineering and design services, start-up commissioning services, facility optimization services and IPM planning and strategy services. Product revenues include an integrated suite of select cultivation equipment systems and crop management products. We enter into separate contracts for the service and product revenues we provide to our customers to clarify our obligations under the terms of the contracts. New contracts are entered into if the services to be performed or products to be delivered need to be modified. Service revenues are recognized when services are rendered or completed in accordance with the terms of the contract. Product revenues are recognized when control of the products is transferred to the customer.

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

Cost of Revenue

The Company’s policy is to recognize cost of revenues in the same manner as, and in conjunction with, revenue recognition. The Company’s cost of revenues includes the costs directly attributable to revenue recognized and includes expenses related to the purchasing of products and providing services, fees for third-party commissions and shipping costs. Total shipping costs included in the cost of goods sold was $156,971 and $128,867 for the three months ended March 31, 2020 and 2019, respectively.

Advertising Costs

The Company expenses advertisings costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expense was $48,512 and $27,668 for the three months ended March 31, 2020 and 2019, respectively.

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

Stock-Based Compensation

The Company periodically issues shares of its common stock to employees and consultants in non-capital raising transactions for fees and services.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company purchases some cultivation products from Bravo Lighting, LLC (d/b/a Bravo Enterprises) (“Bravo”) and Enviro-Glo, LLC (“Enviro-Glo”), manufacturers and distributors of commercial building lighting and other product solutions with common control by the Company’s two major shareholders, Bradley Nattrass and Octavio Gutierrez. Purchases from Bravo and Enviro-Glo totaled $0 and $2,432 for the three months ended March 31, 2020 and 2019, respectively. There were no outstanding receivables from Bravo and Enviro-Glo for March 31, 2020 and December 31, 2019. Net outstanding payables incurred for purchases of inventory and other services to Bravo and Enviro-Glo as of March 31, 2020 and December 31, 2019 was $10,117 and $8,570, respectively.

The Company has purchased goods from Cloud 9 Support, LLC (“Cloud 9”), a company owned by James Lowe, a director, shareholder, and debt holder. Purchases from Cloud 9 were $0 and $14,853 during the three months ended March 31, 2020 and 2019, respectively. Cloud 9 also purchases materials from the Company for use with their customers. Total sales to Cloud 9 from the Company were $132,872 and $99,985 during the three months ended March 31, 2020 and 2019, respectively. Outstanding receivables from Cloud 9 as of March 31, 2020 and December 31, 2019 totaled $26,836 and $49,659, respectively. Net outstanding payables for purchases of inventory and other services to Cloud 9 totaled $16,402 for the period ending March 31, 2020 and December 31, 2019.

In October 2018, the Company received a $1,000,000, unsecured, interest only, promissory note (the “Promissory Note”) from Cloud9 Support Inc. (“Cloud9”), an entity owned 100% by James Lowe, a director of the Company. The Promissory Note was originally due April 30, 2019. The Promissory Note is personally guaranteed by the Company’s two majority shareholders, Bradley Nattrass, who is the Company’s Chairman and Chief Executive Officer, and Octavio Gutierrez, a director and former officer of the Company. The Promissory Note includes additional consideration of 30,000 options at an exercise price of $1.20 per share. Under the initial terms of the Promissory Note, the interest rate was 12.0% per year with interest payable monthly. In May 2019, the due date of the Promissory Note was extended to December 31, 2019 and the interest rate was decreased to 9.0% per year payable monthly. In connection with the execution of the Credit Agreement (see Note 10 – Debt) on February 21, 2020, the Company entered into an agreement to amend the Promissory Note (the “Amending Agreement”). Pursuant to the Amending Agreement, Cloud9 agreed to extend the maturity date of the Promissory Note from December 31, 2019 to the date which is the earlier of 60 days following the date: (a) on which demand for repayment is made by the Lender under the Credit Agreement; or (b) which is the Maturity Date of the Credit Agreement. As part of the Amending Agreement, the Company issued 100,000 shares of Common Stock to James Lowe as designee of Cloud9.

NOTE 4 – NOTES RECEIVABLE

In January 2020, the Company and Total Grow Holdings, LLC (d/b/a/ Total Grow Control, LLC) (“TGH”), entered into an agreement whereby TGH agreed to purchase the Company’s remaining investment in TGH in consideration for a short-term note due April 24, 2020 in the amount of $200,000 and a long-term note due in a lump sum on January 27, 2025 in the amount of $110,000 with interest of 4.0% payable annually in arrears (see Note 6 – Investments). Per the terms of the agreement, the Company retains its ownership interest in TGH until the $200,000 short-term note is repaid. As of the date of this report, TGH has not made any payments on the short-term note and the Company has retained its ownership interest in TGH. TGH is now in default of both the short-term and the long-term notes payable and the Company is pursuing collection of the total of both notes.

Interest income recognized on notes receivables for the three months ended March 31, 2020 and 2019, was $819 and $0, respectively.

NOTE 5 – PREPAYMENTS AND OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The balances are summarized as follows:

	March 31,	December 31,
	2020	2019
Vendor prepayments	$1,406,996	$1,070,788
Prepaid services and fees	270,165	187,912
Deferred financing asset (See Note 10 - Debt)	780,929	–
Other assets	6,391	20,028
Prepayments and other assets	$2,464,481	$1,278,728

NOTE 6 – INVESTMENTS

The components of investments are summarized as follows:

	March 31, 2020	December 31, 2019
Investment in Edyza	$1,710,358	$1,710,358
Investment in TGH	–	310,000
	$1,710,358	$2,020,358

In January 2020, the Company and TGH entered into an agreement whereby TGH agreed to purchase the Company’s remaining investment in TGH (See Note 4 – Notes Receivable).

NOTE 7 – GOODWILL

Goodwill

The Company recorded goodwill in conjunction with the acquisition of Impact Engineering on March 7, 2019. The goodwill balance as of March 31, 2020 and December 31, 2019 was $902,067. Goodwill is not amortized. There is no goodwill for income tax purposes. The Company did not record any impairment charges related to goodwill for the periods ended March 31, 2020 and December 31, 2019.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 31,	December 31,
	2020	2019
Accrued operating expenses	$721,395	$854,056
Accrued wages and related expenses	456,588	487,327
Accrued interest expense	56,542	–
Accrued sales tax payable	419,137	345,458
	$1,653,662	$1,686,841

Accrued sales tax payable is comprised of prior period sales tax payable to various states for 2015 through 2020. The Company has set up payment plans with the various taxing agencies to relieve the obligation. The payment plans require monthly payments in various amounts over a period of 12 months.

NOTE 9 – NOTES PAYABLE

The following is a summary of notes payable excluding related party notes payable:

	March 31,	December 31,
	2020	2019

Unsecured, interest only, note payable with Chris Parkes originally due December 31, 2018. Interest payments due monthly at an annual rate of 20.4%. Note payable revised in December 2018 extending the maturity date to March 31, 2020. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the Note and reducing the interest rate, the Company issued the Holder 3,000 shares of Common Stock. Beginning in April 2020, the Company is making monthly payments in the amount of $10,000.	$80,000	80,000

Unsecured, interest only, note payable with David Parkes originally due December 31, 2018. Interest payments due monthly at an annual rate of 18.0%. Note payable revised in December 2018 extending the maturity date to March 31, 2020. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the Note and reducing the interest rate, the Company issued the Holder 3,000 shares of Common Stock. Beginning in April 2020, the Company is making payments in the amount of $10,000.	100,000	100,000

Note payable with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), secured by all currently existing and future assets. Interest accrues at 8.0% per year and is paid quarterly. The note matures on the earlier of: (a) 90 days notice from Hydrofarm; (b) acceleration of the note payable due to the Company being in default; or (c) December 2023. The note was repaid in full on February 27, 2020.	–	2,000,000

Secured agreement to sell future receivables to GCF Resources, LLC, net of $30,000 in closing fees. The agreement requires 32 weekly payments of $42,190 totaling $1,350,000. The agreement matures on May 7, 2020 but is repayable prior to maturity for less than the $1,350,000 in total payments. The note was repaid in full on February 27, 2020.	–	632,709

Total	180,000	2,812,709
Less current maturities	(180,000)	(2,812,709)
Long Term	$–	$–

NOTE 10 – DEBT

The Company's total borrowings as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Revolving Facility	$3,209,325	$–
Term Loan, net of $390,464 unamortized debt issuance costs	1,609,536	–
Total	4,818,861	–
Less current debt due within one year	(4,818,861)	–
Total long-term debt	$–	$–

On February 21, 2020, we entered into a letter agreement (the “Credit Agreement”) by and among the Company, as borrower, urban-gro Canada Technologies Inc. and Impact., as guarantors, the lenders party thereto (the “Lenders”), and Bridging Finance Inc., as administrative agent for the Lenders (the “Agent”). The Credit Agreement, which is denominated in Canadian dollars (C$), is comprised of (i) a 12-month senior secured demand term loan facility in the amount of C$2.7 million ($2.0 million), which was funded in its entirety on the closing date (the “Term Loan”); and (ii) a 12-month demand revolving credit facility of up to C$5.4 million ($4.0 million), which may be drawn from time to time, subject to the terms and conditions set forth in the Credit Agreement and described further below (the “Revolving Facility,” and together with the Term Loan, “the Facilities”). The Credit Agreement will be in place for the original term of the Credit Agreement (1 year) plus a 1 year extension period at the discretion of the Lender as provided in the Credit Agreement.

The final maturity date of the Facilities will be the earlier of (i) demand, and (ii) the date that is 12 months after the closing date, with a potential extension to the date that is 24 months after the closing date (the “Maturity Date”). The Facilities will bear interest at the annual rate established and designated by the Bank of Nova Scotia as the prime rate, plus 11% per annum (13.5% as of March 31, 2020). Accrued interest on the outstanding principal amount of the Facilities will be due and payable monthly in arrears, on the last business day of each month, and on the Maturity Date.

The Revolving Facility may be borrowed and re-borrowed on a revolving basis by the Company during the term of the Facilities, provided that borrowings under the Revolving Facility will be limited by a loan availability formula equal to the sum of (i) 90% of insured accounts receivable, (ii) 85% of investment grade receivables, (iii) 75% of other accounts receivable, (iv) 50% of eligible inventory, and (v) the lesser of C$4.05 million ($3.0 million) and (A) 75% of uncollected amounts on eligible signed equipment orders for equipment systems contracts and (B) 85% of uncollected amounts on eligible signed professional services order forms for design contracts. The Revolving Facility may be prepaid in part or in full without a penalty at any time during the term of the Facilities, and the Term Loan may be prepaid in full or in part without penalty subject to 60 days prior notice in each case subject to certain customary conditions.

The Company incurred $1,222,323 of debt issuance costs in connection with these Facilities, of which $676,822 was non-cash in the form of common stock and warrant issuances. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing based on the estimated market value of the underlying common stock. The Company recorded the debt issuance costs as either a deferred financing asset or a direct reduction of the loan obligation based on the pro-rata value of the Revolving Facility and Term Loan, respectively, on the closing date. The debt issuance costs are amortized as interest expense over a period of 24 months based on management’s assessment that it is more likely than not that the Credit Agreement will be in place for a total period of 24 months. As of March 31, 2020, there were $780,929 and $390,464 of unamortized debt issuance costs remaining related to the Revolving Facility and Term Loan, respectively.

The Company recorded interest expense of $298,634 and $99,971 in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively, of which $50,930 and $0, respectively, was amortization of debt issuance costs.

NOTE 11 – UNIT OFFERING

Effective January 9, 2019, the Company executed a letter agreement with an exclusive placement agent in connection with a private placement offering. Beginning in March 2019, the placement agent initiated an offering (the “Offering”) of up to $6,000,000 from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture (the “Debentures” or a “Debenture”) and Common Stock Purchase Warrants (the “Warrants”) exercisable to purchase 207.46 shares of Common Stock at $3.00 per share for a period of two years from the purchase date. The Debentures are due May 31, 2021 and bear interest at 8%, compounded annually, with interest due at maturity. The Debentures, plus any accrued but unpaid interest, will automatically convert for no additional consideration into Common Shares at a conversion price of $2.41 per share upon the occurrence of a liquidity event. A liquidity event means: (a) the date on which the Company’s Common Stock is listed for trading on a recognized stock exchange in either Canada or the United States; and (b) securities issued pursuant to the Offering, including the Common Stock underlying both the conversion right included in the Debentures and underlying the Warrants, have been duly qualified by a registration statement in the United States, allowing the securities to be freely tradeable pursuant to the U.S. securities laws, or a prospectus in Canada. The Company filed a registration statement with the SEC on September 17, 2019, to register the securities in connection with the Offering. That registration statement was declared effective October 16, 2019, triggering the liquidity event indicated above and the $2,565,000 in Debentures plus $92,037 in accrued interest were converted into 1,102,513 Common Shares at $2.41 per share. The Warrants contain a mandatory exercise provision if the weighted average share price of the Company’s Common Stock exceeds $5.00 per share for a period of five consecutive days. As of March 31, 2020, no warrants had been exercised.

NOTE 12 – OPERATING LEASE LIABILITIES & COMMITMENTS AND CONTINGENCIES

The following is a summary of operating lease liabilities:

	March 31, 2020	December 31, 2019
Operating lease liabilities related to right of use assets.	$191,386	$222,236
Less current portion	(109,043)	(123,395)
Long term	$82,343	$98,841

The Company has two operating leases with an imputed annual interest rate of 8%. The weighted average remaining life of the leases is 19 months.

The following is a schedule showing future minimum lease payments:

Year ending	Total Minimum
December 31,	Lease Payments
2020	$165,516
2021	$77,688

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.

NOTE 13 – RISKS AND UNCERTAINTIES

Concentration Risk

During the three months ended March 31, 2020, one vendor composed 21% and another vendor composed 15% of the Company’s total purchases. During the three months ended March 31, 2019, one vendor composed 24% of the Company’s total purchases.

During the three months ended March 31, 2020 and 2019, one customer represented 26% and 27% of total revenue, respectively. At March 31, 2020 one customer represented 18% of total outstanding receivables. At December 31, 2019, one customer represented 15% and another represented 11% of total outstanding accounts receivables.

Coronavirus Pandemic

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

NOTE 14 – STOCK BASED COMPENSATION

Stock based compensation expense for the three months ended March 31, 2020 and 2019 was $432,645 and $588,697, respectively based on the vesting schedule of the stock grants and options. No cash flow affects are anticipated for stock grants.

In January 2017, the Company began granting stock to attract, retain, and reward employees with Common Stock. Stock grants are offered as part of the employment offer package, to ensure continuity of employment or as a reward for performance. Each of these grants requires a specific tenure of employment before the grant vests with typical vesting periods of 1 to 3 years of employment.

In January 2018, the Company implemented an equity incentive plan (the “Plan”) to reward and attract employees and compensate vendors for services when applicable. Stock options are offered as part of an employment offer package, to ensure continuity of service or as a reward for performance.  The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date $0.90, the remaining contractual term of the options of 10 years, risk-free interest rate of 2.75% and expected volatility of the price of the underlying common stock of 100%.

In May 2019, the Company adopted a new equity incentive plan, authorizing an aggregate of 3,500,000 shares of Common Stock for issuance thereunder. Stock grants under the equity incentive programs are valued at the price of the stock on the date of grant. There is a moderate degree of subjectivity involved when estimating the value of the options with the Black Scholes option pricing model as the assumptions used are moderately judgmental. Stock options and stock grants are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance.

The following schedule shows stock grant activity for the three months ended March 31, 2020:

Grants outstanding as of December 31, 2019	412,501
Grants awarded	300,000
Forfeiture/Cancelled	(200,000)
Grants vested	–
Grants outstanding as of March 31, 2020	512,501

The following table summarizes stock grant vesting periods.

Number of	Unrecognized stock compensation	Year Ending
Shares	expense	December 31,
264,167	$183,125	2020
148,334	93,784	2021
100,000	33,333	2022
512,501	$310,243

The following schedule shows stock option activity for the three months ended March 31, 2020.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2019	1,702,167	9.21	$1.21
Issued	2,395,000	9.58	$1.00
Exercised	–	–	–
Expired	87,500	9.14	$1.35
Stock options outstanding at March 31, 2020	4,009,667	9.42	$1.09
Stock options exercisable at March 31, 2020	1,108,996	8.91	$1.12

The following table summarizes stock option vesting periods under the stock options plans.

Number of	Unrecognized stock compensation	Year Ending
Shares	expense	December 31,
1,099,707	$913,349	2020
1,070,631	887,290	2021
730,334	573,603	2022
2,900,672	$2,374,242

NOTE 15 – SHAREHOLDERS’ EQUITY

In March 2020, an executive left the Company and returned 100,000 common shares as part of the related separation agreement. The Company retired the shares and reduced its issued and outstanding stock by 100,000 shares.

NOTE 16 - INCOME TAXES

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

2018 - $2,216,005 no expiration

2019 - $5,914,381 no expiration

2020 - $1,252,986 no expiration

Realization of operating loss carryforwards to offset future operating income for tax purposes are subject to various limitations including change of ownership and current year taxable income percentage limitations.

The Company has no credit carryforwards for tax purposes.

The Company’s tax returns since inception are subject to examination by taxing jurisdictions in the United States and Canada.

NOTE 17 – WARRANTS

Warrants are immediately exercisable upon issuance. The following table shows warrant activity for the three months ended March 31, 2020.

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2019	692,034	$2.88
Issued in conjunction with debt	124,481	$2.41
Warrants outstanding as of March 31, 2020	816,515	$2.81
Warrants exercisable as of March 31, 2020	816,515	$2.81

The weighted-average life of the warrants is 1.8 years. The aggregate intrinsic value of the warrants outstanding and exercisable at March 31, 2020 is $0.

NOTE 18 – SUBSEQUENT EVENTS

Management has assessed and determined that no significant subsequent events are to be disclosed according to ASC 855.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein.

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

We primarily market and sell our products and services to operators of commercial indoor cultivation facilities in the United States and Canada. To date, our primary customer base has been comprised of indoor commercial cultivators seeking to grow high-quality cannabis crops. We have designed and assisted in the build-out of over 200 projects for some of the largest independent and multi-state operators (MSOs) in both the United States and Canada. With Grow2Guys’ experience on over 300 projects, our engineering and design teams have combined experience of over 500 projects.

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

Comparison of Results of Operations for the three months ended March 31, 2020 compared to 2019

During the three months ended March 31, 2020, we generated revenues of $4.3 million compared to revenues of $5.8 million during the three months ended March 31, 2019, a decrease of $1.6 million, or 27%. This decrease was comprised of a $1.6 million decrease in cultivation equipment sales, a $0.8 million decrease in complex equipment systems sales, and a $0.2 million decrease in professional services. This was partially offset by a combined $0.9 million increase in environmental sciences revenues and a $0.1 million increase in recurring revenue and other. We believe a portion of the decrease in revenues was the result of customers deferring spending due to the impacts of COVID-19.

During the three months ended March 31, 2020, cost of sales was $3.1 million compared to $4.2 million during the three months ended March 31, 2019, a decrease of $1.1 million, or 25%. This change was directly related to the decrease in revenue.

Gross profit was $1.1 million (26% of revenue) during the three months ended March 31, 2020 compared to $1.6 million (28% of revenue) during the three months ended March 31, 2019. Gross profit as a percentage of revenue decreased due to an increase in salary allocation for design services in the current year when compared to the prior year.

Operating expenses decreased by $0.5 million, or 16%, to $2.5 million for the three months ended March 31, 2020 compared to $3.0 million for the three months ended March 31, 2019. The decrease in operating expenses was comprised of a $0.2 million reduction of marketing related expenses, a $0.2 million reduction in stock-based compensation expense, and a $0.1 million reduction of salary related expenses.

Due to liquidity constraints, during the three months ended March 31, 2020, we implemented certain cost reduction initiatives that reduced operating expenses by $0.5 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, and we anticipate future reductions as well.

Non-operating expenses increased $0.2 million to $0.3 million for the three months ended March 31, 2020, compared to $0.1 million for the three months ended March 31, 2019. This increase was attributable to an increase in higher interest expense due to newly issued debt that was not present in the prior year.

As a result of the above, we incurred a net loss of $1.7 million for the three months ended March 31, 2020, ($0.06) per share compared to a net loss of $1.5 million for the three months ended March 31, 2019, ($0.06) per share.

NON-GAAP FINANCIAL MEASURES

We define Adjusted EBITDA as net income (loss) attributable to urban-gro, Inc., determined in accordance with GAAP, excluding the effects of interest expense, depreciation and amortization of acquired intangible assets and stock-based compensation. We use Adjusted EBITDA as a measure of our operating performance. Adjusted EBITDA is a supplemental non-GAAP financial measure. Adjusted EBITDA is not a substitute for net income (loss), income (loss) from operations, cash flows from operating activities or any other measure prescribed by accounting principles generally accepted in the United States of America ("GAAP").

Our board of directors and management team focus on Adjusted EBITDA as a key performance and compensation measure. Adjusted EBITDA assists us in comparing our performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance.

There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA to compare the performance of those companies to our performance. Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business.

The following table reconciles net loss attributable to the Company to total Adjusted EBITDA for the periods presented (in thousands):

	Three months Ended March 31,
	2020	2019

Net Income (loss)	(1,696)	(1,481)
Interest expense	299	100
Depreciation and Amortization	61	59
Stock-based compensation	433	589
Adjusted EBITDA	$(903)	$(733)

Adjusted EBITDA for the three months ended March 31, 2020 was a negative $0.9 million, compared to a negative $0.7 million in the prior year period due primarily to higher interest related to the Term Loan and Revolving Facility.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $569,529, which represented an increase of $120,826 from December 31, 2019.

Since inception, we have incurred significant operating losses and have funded our operations primarily through issuances of equity securities, debt, and operating revenue. As of March 31, 2020, we had an accumulated deficit of $18,586,257, a working capital deficit of $8,639,227, and negative stockholders’ equity of $5,594,498. There remain risks and uncertainties regarding our ability to generate sufficient revenues to pay our debt obligations and accounts payable when due. These risks and uncertainties raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements in connection with this Report are issued. The condensed consolidated financial statements included in this Report have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon, among other things, our ability to generate revenue, control costs and raise capital. Such capital, however, may not be available, if at all, on terms that are acceptable to us.

Although we are not actively engaged in the production of cannabis, federal law prohibitions on the cannabis industry in the United States inhibit our ability to establish traditional banking support and opportunities. Specifically, conventional banks are currently unwilling to provide us with any financing normally available to growth stage companies similar to ourselves, including purchase order financing. As a result, we have been forced to finance our expansion primarily by raising capital privately, as well as through private debt and operating capital. This has placed a significant impediment on our cash flows. However, as described above in Note 10 to the Condensed Consolidated Financial Statements, on February 21, 2020, we entered into the Credit Agreement, providing for a 12-month senior secured demand term loan facility in the amount of C$2.7 million ($2.0 million) and a 12-month demand revolving credit facility of up to C$5.4 million ($4.0 million). Our failure to obtain additional debt or equity financing in the future could have a negative impact on our ability to continue as a going concern or to grow and expand our operations, which will have a negative impact on our anticipated results of operations.

Effective January 9, 2019, we executed a letter agreement with an exclusive placement agent in connection with a private placement offering. Beginning in March 2019, the placement agent initiated an offering (the “Offering”) of up to $6.0 million from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture (the “Debentures”) and Common Stock Purchase Warrants (the “Warrants”) to purchase 207.46 shares of our Common Stock at $3.00 per share for a period of two years from the purchase date. The Debentures were due May 31, 2021 and bore interest at 8%, compounded annually, with interest due at maturity. On October 16, 2019, the $2.6 million in Debentures plus $92,037 in accrued interest were converted into 1,102,513 Common Shares at $2.41 per share pursuant to their terms as a result of our registration of the securities on a registration statement that was declared effective on such date. The Warrants contain a mandatory exercise provision if the weighted average share price of our Common Stock exceeds $5.00 per share for a period of five consecutive days.

If we do not raise enough funds from a financing, or generate sufficient operating cash flow, or if additional expenditures and acquisitions are identified and we cannot use our securities as compensation, we will need additional funding to continue to implement our business plan and to execute our strategic initiatives. Other than the amount availability pursuant to the Revolving Facility, we do not currently have an agreement with any third party to provide us with such financing and there can be no assurances that we will be able to raise any capital on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Net cash used in operating activities was $1.9 million during the three months ended March 31, 2020, compared to $0.4 million for the three months ended March 31, 2019. Operating cash has been positively impacted from an increase in customer deposits as demand for our solution increased in the later half of the three months ended March 31, 2020. At March 31, 2020, we had $3.6 million in customer deposits related to customer orders, which compared favorably to customer deposits of $2.9 million as of December 31, 2019. We require prepayments from customers before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the customer deposits liability account when received. Our standard policy is to collect the following before action is taken on a customer order: 50% deposit; and the remaining 50% payment made prior to shipping. We expect customer deposits to be relieved from the deposits account no longer than 12 months for each project. We do not have trade payable terms with most of our vendors and as a result, we are required to prepay a portion or all of the total order.

Net cash used in investing activities was $0.05 million for the three months March 31, 2020, compared to $0.2 million during the three months ended March 31, 2019. Historically, cash has been used to increase our investments in strategic partnerships and to acquire property and equipment. We do not anticipate using significant cash in the future to invest in strategic partnerships. We will continue to have ongoing needs to purchase property and equipment to maintain our operations. We have no material commitments for capital expenditures as of March 31, 2020.

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2020, compared to $0.4 million during the three months ended March 31, 2019. Cash provided from financing activities during the three months ended March 31, 2020 primarily relates to $5.2 million in proceeds received from the issuance of debt offset by $2.6 million used in the repayment of notes payable and $0.5 million in financing fees related to the issuance of debt.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2020, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our quarter ended March 31, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation filed with the Colorado Secretary of State on March 10, 2017 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018).

3.2	Bylaws of Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018).

3.3	Specimen Stock Certificate (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 6, 2020.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer, a duly authorized officer

By:	/s/ Richard Akright
Richard A. Akright, Principal Financial Officer and Principal Accounting Officer

