Form 10-Q
period 2020-06-30
urban-gro, Inc.
filed 2020-08-13
CIK 1706524

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 12, 2020, was 28,830,978 shares.

urban gro, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. The statements regarding urban-gro, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We caution readers regarding certain forward-looking statements in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

urban-gro, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$402,481	$448,703
Accounts receivable, net	862,602	1,564,969
Inventories	975,628	676,175
Related party receivable	64,348	49,658
Prepayments and other assets	2,116,483	1,278,728
Total current assets	4,421,542	4,018,233

Non-current assets:
Property and equipment, net	176,021	165,035
Operating lease right of use assets, net	147,961	215,848
Investments	1,710,358	2,020,358
Goodwill	902,067	902,067
Intangible assets, net	85,333	86,151
Total non-current assets	3,021,740	3,389,459

Total assets	$7,443,282	$7,407,692

Liabilities
Current liabilities:
Accounts payable	$1,372,060	$3,753,862
Accrued expenses	1,944,303	1,686,841
Related party payable	–	24,972
Customer deposits	3,356,924	2,915,406
Related party note payable	1,000,000	1,000,000
Notes payable	120,000	2,812,709
Revolving Facility	3,412,957	–
Term Loan, net	1,660,466	–
Operating lease liabilities	94,691	123,395
Total current liabilities	12,961,401	12,317,185

Non-current liabilities:
Notes payable	1,020,600	–
Operating lease liabilities	65,845	98,841
Total non-current liabilities	1,086,445	98,841

Total liabilities	14,047,846	12,416,026

Shareholders’ deficit:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,830,978 and 28,209,312 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	28,831	28,209
Additional paid in capital	13,522,832	11,854,083
Accumulated deficit	(20,156,227)	(16,890,626)
Total shareholders’ deficit	(6,604,564)	(5,008,334)

Total liabilities and shareholders’ deficit	$7,443,282	$7,407,692

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Product sales	$3,378,596	$4,562,671	$7,224,933	$10,015,643
Services	626,668	1,076,987	1,041,334	1,458,031
Total Revenue	4,005,264	5,639,658	8,266,267	11,473,674

Cost of Revenue	2,811,812	3,794,296	5,959,327	7,878,489
Gross profit	1,193,452	1,845,362	2,306,940	3,595,185

Operating expenses:
Marketing	77,388	252,812	193,344	538,642
General and administrative	1,483,111	2,363,371	3,462,563	4,620,675
Stock-based compensation	559,904	508,440	992,549	1,097,137
Total operating expenses	2,120,403	3,124,623	4,648,456	6,256,454

Loss from operations	(926,951)	(1,279,261)	(2,341,516)	(2,661,269)

Non-operating income (expenses):
Interest expense	(365,709)	(149,146)	(664,343)	(249,117)
Impairment of investment	(310,000)	–	(310,000)	–
Other income	32,690	4	50,258	512
Total other expenses, net	(643,019)	(149,142)	(924,085)	(248,605)

Loss before income taxes	(1,569,970)	(1,428,403)	(3,265,601)	(2,909,874)

Income tax expense (benefit)	–	–	–	–
Net loss	$(1,569,970)	$(1,428,403)	$(3,265,601)	$(2,909,874)

Comprehensive loss	$(1,569,970)	$(1,428,403)	$(3,265,601)	$(2,909,874)

Earnings (loss) per share:
Net loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.11)	$(0.11)

Weighted average shares used in computation	28,754,770	25,763,501	28,590,283	25,567,313

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2020	28,709,312	$28,709	$12,963,050	$(18,586,257)	$(5,594,498)
Stock-based compensation	–	–	559,904	–	559,904
Stock grant program vesting	121,666	122	(122)	–	–
Net loss for period ended June 30, 2020	–	–	–	(1,569,970)	(1,569,970)
Balance, June 30, 2020	28,830,978	$28,831	$13,522,832	$(20,156,227)	$(6,604,564)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2019	25,749,833	$25,750	$6,515,229	$(10,021,524)	$(3,480,545)
Stock based compensation	–	–	508,440	–	508,440
Stock grants issued for loan term revisions	10,000	10	24,090	–	24,100
Stock grant program vesting	60,800	61	(61)	–	–
Warrant issuance related to convertible debentures	–	–	512,300	–	512,300
Equity value of exercise price associated with convertible debentures	–	–	600,267	–	600,267
Broker warrants associated with issuance of convertible debentures	–	–	278,678	–	278,678
Net loss for period ended June 30, 2019	–	–	–	(1,428,403)	(1,428,403)
Balance, June 30, 2019	25,820,633	$25,821	$8,438,943	$(11,449,927)	$(2,985,163)

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Continued)

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	28,209,312	$28,209	$11,854,083	$(16,890,626)	$(5,008,334)
Stock-based compensation	–	–	992,549	–	992,549
Clawback of stock granted	(100,000)	(100)	100	–	–
Stock grant program vesting	121,666	122	(122)	–	–
Stock issuance related to loan term revisions	100,000	100	99,900	–	100,000
Stock issuance related to debt	500,000	500	499,500	–	500,000
Warrant issuance related to debt	–	–	76,822	–	76,822
Net loss for period ended June 30, 2020	–	–	–	(3,265,601)	(3,265,601)
Balance, June 30, 2020	28,830,978	$28,831	$13,522,832	$(20,156,227)	$(6,604,564)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	25,229,833	$25,230	$4,688,272	$(8,540,053)	$(3,826,551)
Stock based compensation	–	–	1,097,137	–	1,097,137
Stock options issued for loan term revisions	–	–	17,827	–	17,827
Stock grants issued for loan term revisions	10,000	10	24,090	–	24,100
Stock grant program vesting	80,800	81	(81)	–	–
Stock issuance related to acquisition	500,000	500	999,500	–	1,000,000
Warrant issuance related to convertible debentures	–	–	614,041	–	614,041
Equity value of exercise price associated with convertible debentures	–	–	719,479	–	719,479
Broker warrants associated with issuance of convertible debentures	–	–	278,678	–	278,678
Net loss for period ended June 30, 2019	–	–	–	(2,909,874)	(2,909,874)
Balance, June 30, 2019	25,820,633	$25,821	$8,438,943	$(11,449,927)	$(2,985,163)

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,265,601)	$(2,909,874)
Adjustments to reconcile net loss from operations:
Depreciation and amortization	120,410	120,028
Amortization of deferred financing costs	203,721	–
Interest expense – related to loan revisions	–	43,059
Stock-based compensation expense	992,549	1,097,137
Impairment of investment	310,000	–
Gain on disposal of assets	3,468	–
Inventory write-offs	25,528	14,462
Bad debt expense	25,239	11,615
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	613,723	(491,566)
Inventories	(324,981)	(62,615)
Prepayments and other assets	(158,687)	(203,052)
Accounts payable and accrued expenses	(2,149,312)	2,146,861
Customer deposits	441,518	(1,409,085)
Net Cash Used In Operating Activities	(3,162,425)	(1,643,030)

Cash Flows from Investing Activities
Purchase of investment	–	(477,000)
Purchase of intangible assets	–	(25,000)
Purchases of property and equipment	(85,331)	(75,924)
Cash acquired in acquisition	–	49,742
Net Cash Used In Investing Activities	(85,331)	(528,182)

Cash Flows from Financing Activities
Proceeds from issuance of Revolving Facility	2,207,432	–
Proceeds from issuance of Term Loan	2,000,000	–
Proceeds from Revolving Facility advances	1,205,525	–
Issuance of convertible debentures	–	2,565,000
Long-term note payable	1,020,600
Debt financing costs	(545,501)	–
Repayment of notes payable	(2,686,522)	(340,934)
Net Cash Provided by Financing Activities	3,201,534	2,224,066

Net Increase (Decrease) in Cash	(46,222)	52,854
Cash at Beginning of Period	448,703	1,178,852
Cash at End of Period	$402,481	$1,231,706

Supplemental Cash Flow Information:
Interest Paid	$664,343	$249,117
Income Taxes Paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use asset set-up effective January 1, 2019	$–	$139,266
Debt financing costs booked in equity	$676,822	$–

See Note 1 regarding the acquisition of Impact Engineering, Inc.

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND ACQUISITIONS, LIQUIDITY AND GOING CONCERN

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

Our service offerings include full facility engineering design services, start-up commissioning services, facility optimization services and Integrated Pest Management (“IPM”) planning and strategy services. Complementing these services, we work with customers to source an integrated suite of select cultivation equipment systems and crop management products, which include: (1) environmental controls, fertigation, and irrigation distribution systems; (2) freshwater, wastewater, and condensation treatment systems; (3) light emitting diode (“LED”), high-pressure sodium (“HPS”) and ceramic metal halide (“CMH”) lighting systems; (4) rolltop, multi-tier, and automated container benching systems; (5) odor mitigation & microbial reduction systems; (6) air flow systems; (7) industrial spray applicators; (8) pesticides and bio-controls; (9) plant nutrition products; (10) substrate and coco bag solutions; and (11) our Soleil® technology data analytics platform that includes wireless environmental & substrate sensing and remote monitoring and support.

In June 2018, the Company formed urban-gro Canada Technologies, Inc. as a wholly owned Canadian subsidiary, which it utilizes for its Canadian sales operations.

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

Liquidity and Going Concern

Since inception, the Company has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, debt, and operating revenue. As of June 30, 2020, the Company had an accumulated deficit of $20,156,227, a working capital deficit of $8,539,859, and negative stockholders’ equity of $6,604,564. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, within one year after the date that these financial statements are issued. The Company continually evaluates opportunities to raise equity and debt financing and has also sought to implement cost reduction and revenue enhancing measures to help achieve profitability and continue operations. There can, however, be no assurances that the Company will be able to raise equity or debt financing in sufficient amounts, when and if needed, on acceptable terms or at all, nor can there be any assurances that the Company will be able to implement cost reduction and revenue enhancing measures that will enable the Company to achieve profitable operations going forward. The accompanying financial statements have been prepared on a going concern basis.

Pursuant to Accounting Standards Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we assess going concern uncertainty for our condensed consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date the condensed consolidated financial statements are issued or are available to be issued. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, and estimates, and make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, among other factors, if necessary. We believe it is probable that management’s plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for condensed financial reporting. The condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of shareholders’ deficit and condensed consolidated statements of cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s 2019 Form 10-K. During the six months ended June 30, 2020, there were no material changes made to the Company’s significant accounting policies.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company purchases some cultivation products from Bravo Lighting, LLC (d/b/a Bravo Enterprises) (“Bravo”) and Enviro-Glo, LLC (“Enviro-Glo”), manufacturers and distributors of commercial building lighting and other product solutions with common control by the Company’s two major shareholders, Bradley Nattrass and Octavio Gutierrez. Purchases from Bravo and Enviro-Glo totaled $0 and $4,728 for the six months ended June 30, 2020 and 2019, respectively, and $0 and $2,296 for the three months ended June 30, 2020 and 2019, respectively. There were no outstanding receivables from Bravo and Enviro-Glo as of June 30, 2020 and December 31, 2019. Net outstanding payables incurred for purchases of inventory and other services to Bravo and Enviro-Glo as of June 30, 2020 and December 31, 2019 were $0 and $8,570, respectively.

The Company has purchased goods from Cloud 9 Support, LLC (“Cloud 9”), a company owned by James Lowe, a director, shareholder, and debt holder. Purchases from Cloud 9 were $0 and $15,322 during the six months ended June 30, 2020 and 2019, respectively, and $0 and $469 during the three months ended June 30, 2020 and 2019, respectively. Cloud 9 also purchases materials from the Company for use with their customers. Total sales to Cloud 9 from the Company were $247,157 and $196,600 during the six months ended June 30, 2020 and 2019, respectively, and were $114,285 and $96,615 during the three months ended June 30, 2020 and 2019, respectively. Outstanding receivables from Cloud 9 as of June 30, 2020 and December 31, 2019 totaled $64,348 and $49,659, respectively. Net outstanding payables for purchases of inventory and other services from Cloud 9 as of June 30, 2020 and December 31, 2019 were $0 and $16,402, respectively.

In October 2018, the Company received a $1,000,000, unsecured, interest only, promissory note (the “Promissory Note”) from Cloud 9. The Promissory Note was originally due April 30, 2019. The Promissory Note is personally guaranteed by the Company’s largest shareholders, Bradley Nattrass, who is the Company’s Chairman and Chief Executive Officer, and Octavio Gutierrez, a former officer and director of the Company. The Promissory Note includes additional consideration of 30,000 options at an exercise price of $1.20 per share. Under the initial terms of the Promissory Note, the interest rate was 12.0% per year with interest payable monthly. In May 2019, the due date of the Promissory Note was extended to December 31, 2019 and the interest rate was decreased to 9.0% per year payable monthly. In connection with the execution of the Credit Agreement (see Note 9 – Debt) on February 21, 2020, the Company entered into an agreement to amend the Promissory Note (the “Amending Agreement”). Pursuant to the Amending Agreement, Cloud 9 agreed to extend the maturity date of the Promissory Note from December 31, 2019 to the date which is the earlier of 60 days following the date: (a) on which demand for repayment is made by the Lender under the Credit Agreement; or (b) which is the Maturity Date of the Credit Agreement. As part of the Amending Agreement, the Company issued 100,000 shares of Common Stock to James Lowe as designee of Cloud 9.

NOTE 4 – PREPAYMENTS AND OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	June 30,	December 31,
	2020	2019
Vendor prepayments	$1,238,763	$1,070,788
Prepaid services and fees	192,260	187,912
Deferred financing asset (See Note 9 - Debt)	679,069	–
Other assets	6,391	20,028
Prepayments and other assets	$2,116,483	$1,278,728

NOTE 5 – INVESTMENTS

The components of investments are summarized as follows:

	June 30, 2020	December 31, 2019
Investment in Edyza	$1,710,358	$1,710,358
Investment in TGH	–	310,000
	$1,710,358	$2,020,358

In January 2020, the Company and Total Grow Holdings, LLC (d/b/a/ Total Grow Control, LLC) (“TGH”), entered into an agreement whereby TGH agreed to purchase the Company’s remaining investment in TGH in consideration for a short-term note due April 24, 2020 in the amount of $200,000 and a long-term note due in a lump sum on January 27, 2025 in the amount of $110,000 with interest of 4.0% payable annually in arrears. Per the terms of the agreement, the Company retains its ownership interest in TGH until the $200,000 short-term note is repaid. As of the date of this report, TGH has not made any payments on the short-term note and the Company has retained its ownership interest in TGH. TGH is now in default of both the short-term and the long-term notes payable and the Company is aggressively pursuing collection of the total of both notes. As of June 30, 2020, the Company has fully impaired its investment in TGH, recording an impairment loss of $310,000 for the three and six month periods ended June 30, 2020.

NOTE 6 – GOODWILL

The Company recorded goodwill in conjunction with the acquisition of Impact on March 7, 2019. The goodwill balance as of June 30, 2020 and December 31, 2019 was $902,067. Goodwill is not amortized. There is no goodwill for income tax purposes. The Company did not record any impairment charges related to goodwill for the periods ended June 30, 2020 and 2019.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 30,	December 31,
	2020	2019
Accrued operating expenses	$967,398	$854,056
Accrued wages and related expenses	409,300	487,327
Accrued interest expense	58,889	–
Accrued sales tax payable	508,716	345,458
	$1,944,303	$1,686,841

Accrued sales tax payable is comprised of prior period sales tax payable to various states for 2015 through 2020. The Company has set up payment plans with the various taxing agencies to relieve the obligation. The payment plans require monthly payments in various amounts over a period of 12 months.

NOTE 8 – NOTES PAYABLE

The following is a summary of notes payable excluding related party notes payable:

	June 30,	December 31,
	2020	2019

Unsecured, interest only, note payable with Chris Parkes originally due December 31, 2018. Initial interest payments due monthly at an annual rate of 20.4%. Note payable revised in December 2018 extending the maturity date to March 31, 2019. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the note and reducing the interest rate, the Company issued the holder 3,000 shares of Common Stock. Beginning in April 2020, the Company is making monthly payments in the amount of $10,000.

	$50,000	$80,000

Unsecured, interest only, note payable with David Parkes originally due December 31, 2018. Initial interest payments due monthly at an annual rate of 18.0%. Note payable revised in December 2018 extending the maturity date to March 31, 2019. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the note and reducing the interest rate, the Company issued the holder 3,000 shares of Common Stock. Beginning in April 2020, the Company is making monthly payments in the amount of $10,000.

	70,000	100,000

Note payable with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), secured by all currently existing and future assets. Interest accrues at 8.0% per year and is paid quarterly. The note matures on the earlier of: (a) 90 days notice from Hydrofarm; (b) acceleration of the note payable due to the Company being in default; or (c) December 2023. The note was repaid in full on February 27, 2020.	–	2,000,000

Secured agreement to sell future receivables to GCF Resources, LLC, net of $30,000 in closing fees. The agreement requires 32 weekly payments of $42,190 totaling $1,350,000. The agreement matures on May 7, 2020 but is repayable prior to maturity for less than the $1,350,000 in total payments. The note was repaid in full on February 27, 2020.	–	632,709

Paycheck Protection Program (“PPP”) loan entered into on April 16, 2020. Interest rate of 1.0% per annum. Payments of principal and interest are deferred until August 1, 2021 (the “Deferral Period”). The PPP loan may be forgiven in part or fully depending on the Company meeting certain PPP loan forgiveness guidelines. Any unforgiven portion of the PPP loan is payable over a two-year term, with payments deferred during the Deferral Period. The Company may prepay the loan at any time without payment of any premium.	1,020,600	–

Total	1,140,600	2,812,709
Less current maturities	(120,000)	(2,812,709)
Long Term	$1,020,600	$–

NOTE 9 – DEBT

The Company's total borrowings as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Revolving Facility	$3,412,957	$–
Term Loan, net of $339,534 unamortized debt issuance costs	1,660,466	–
Total	5,073,423	–
Less current debt due within one year	(5,073,423)	–
Total long-term debt	$–	$–

On February 21, 2020, we entered into a letter agreement (the “Credit Agreement”) by and among the Company, as borrower, urban-gro Canada Technologies Inc. and Impact., as guarantors, the lenders party thereto (the “Lenders”), and Bridging Finance Inc., as administrative agent for the Lenders (the “Agent”). The Credit Agreement, which is denominated in Canadian dollars (C$), is comprised of (i) a 12-month senior secured demand term loan facility in the amount of C$2.7 million ($2.0 million), which was funded in its entirety on the closing date (the “Term Loan”); and (ii) a 12-month demand revolving credit facility of up to C$5.4 million ($4.0 million), which may be drawn from time to time, subject to the terms and conditions set forth in the Credit Agreement and described further below (the “Revolving Facility,” and together with the Term Loan, “the Facilities”). The Credit Agreement will be in place for the original term of the Credit Agreement (1 year) plus a 1-year extension period at the discretion of the Lender as provided in the Credit Agreement.

The final maturity date of the Facilities will be the earlier of (i) demand, and (ii) the date that is 12 months after the closing date, with a potential extension to the date that is 24 months after the closing date (the “Maturity Date”). The Facilities will bear interest at the annual rate established and designated by the Bank of Nova Scotia as the prime rate, plus 11% per annum (13.5% as of June 30, 2020). Accrued interest on the outstanding principal amount of the Facilities will be due and payable monthly in arrears, on the last business day of each month, and on the Maturity Date.

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

The Company incurred $1,222,323 of debt issuance costs in connection with these Facilities, of which $676,822 was non-cash in the form of common stock and warrant issuances. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing based on the estimated market value of the underlying common stock. The Company recorded the debt issuance costs as either a deferred financing asset or a direct reduction of the loan obligation based on the pro-rata value of the Revolving Facility and Term Loan, respectively, on the closing date. The debt issuance costs are amortized as interest expense over a period of 24 months based on management’s assessment that it is more likely than not that the Credit Agreement will be in place for a total period of 24 months. As of June 30, 2020, there were $679,069 and $339,534 of unamortized debt issuance costs remaining related to the Revolving Facility and Term Loan, respectively.

The Company recorded interest expense of $664,343 and $249,117 in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019, respectively, of which $203,720 and $0 respectively, was amortization of debt issuance costs. The Company recorded interest expense of $365,709 and $149,146 in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively, of which $152,790 and $0 respectively, was amortization of debt issuance costs.

NOTE 10 – UNIT OFFERING

Effective January 9, 2019, the Company executed a letter agreement with an exclusive placement agent in connection with a private placement offering. Beginning in March 2019, the placement agent initiated an offering (the “Offering”) of up to $6,000,000 from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture (the “Debentures” or a “Debenture”) and Common Stock Purchase Warrants (the “Warrants”) exercisable to purchase 207.46 shares of Common Stock at $3.00 per share for a period of two years from the purchase date. The Debentures were due May 31, 2021 and bear interest at 8%, compounded annually, with interest due at maturity. The Debentures, plus any accrued but unpaid interest, were to automatically convert for no additional consideration into Common Shares at a conversion price of $2.41 per share upon the occurrence of a liquidity event. A liquidity event means: (a) the date on which the Company’s Common Stock is listed for trading on a recognized stock exchange in either Canada or the United States; and (b) securities issued pursuant to the Offering, including the Common Stock underlying both the conversion right included in the Debentures and underlying the Warrants, have been duly qualified by a registration statement in the United States, allowing the securities to be freely tradeable pursuant to the U.S. securities laws, or a prospectus in Canada. The Company filed a registration statement with the SEC on September 17, 2019, to register the securities in connection with the Offering. That registration statement was declared effective October 16, 2019, triggering the liquidity event indicated above and the $2,565,000 in Debentures plus $92,037 in accrued interest were converted into 1,102,513 Common Shares at $2.41 per share. The Warrants contain a mandatory exercise provision if the weighted average share price of the Company’s Common Stock exceeds $5.00 per share for a period of five consecutive days. As of June 30, 2020, no warrants had been exercised.

NOTE 11 – RISKS AND UNCERTAINTIES

Concentration Risk

During the six months ended June 30, 2020, 18% of the Company’s total purchases were from one vendor. During the six months ended June 30, 2019, 12% of the Company’s total purchases were from one vendor. During the three months ended June 30, 2020, 22% of the Company’s total purchases were from one vendor. During the three months ended June 30, 2019, 10% of the Company’s total purchases were from one vendor.

During the six months ended June 30, 2020 and 2019, one customer represented 17% and 22% of total revenue, respectively. During the three months ended June 30, 2020 and 2019, one customer represented 25% and 16% of total revenue, respectively. At June 30, 2020 one customer represented 8% of total outstanding receivables. At December 31, 2019, one customer represented 15% and another represented 11% of total outstanding accounts receivables.

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

NOTE 12 – STOCK BASED COMPENSATION

Stock based compensation expense for the six months ended June 30, 2020 and 2019 was $992,549 and 1,097,137, respectively, based on the vesting schedule of the stock grants and options. Stock based compensation expense for the three months ended June 30, 2020 and 2019 was $559,504 and $508,440, respectively, based on the vesting schedule of the stock grants and options. No cash flow effects are anticipated for stock grants.

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

Stock Grants:

The following table shows stock grant activity for the six months ended June 30, 2020:

Grants outstanding as of December 31, 2019	412,501
Grants awarded	786,666
Forfeiture/Cancelled	(268,334)
Grants vested	(129,166)
Grants outstanding as of June 30, 2020	801,667

The following table summarizes stock grant vesting periods:

Number of	Unrecognized stock compensation	Year Ending
Shares	expense	December 31,
188,333	$292,728	2020
513,334	215,451	2021
100,000	33,333	2022
801,667	$541,512

Stock Options:

The following table shows stock option activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2019	1,702,167	9.21	$1.21
Issued	2,395,000	9.58	$1.00
Exercised	–	–	–
Expired	97,500	9.13	$1.30
Stock options outstanding at June 30, 2020	3,999,667	9.40	$1.06
Stock options exercisable at June 30, 2020	1,151,621	8.89	$1.13

The following table summarizes stock option vesting periods under the stock options plans:

Number of	Unrecognized stock compensation	Year Ending
Shares	expense	December 31,
1,052,081	$848,945	2020
1,065,631	882,833	2021
730,334	573,603	2022
2,848,046	$2,305,381

NOTE 13 – SHAREHOLDERS’ EQUITY

In March 2020, an executive left the Company and returned 100,000 common shares as part of the related separation agreement. The Company retired the shares and reduced its issued and outstanding stock by 100,000 shares.

NOTE 14 – WARRANTS

Warrants are immediately exercisable upon issuance. The following table shows warrant activity for the six months ended June 30, 2020.

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2019	692,034	$2.88
Issued in conjunction with debt	124,481	$2.41
Warrants outstanding as of June 30, 2020	816,515	$2.81
Warrants exercisable as of June 30, 2020	816,515	$2.81

The weighted-average life of the warrants is 1.6 years. The aggregate intrinsic value of the warrants outstanding and exercisable at June 30, 2020 is $0.

NOTE 15 – SUBSEQUENT EVENTS

Management has assessed and determined that no significant subsequent events are to be disclosed according to ASC 855.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. See also “Forward Looking Statements” on page 3 of this Report.

Overview and History

urban-gro is a leading engineering design services company that integrates complex environmental equipment systems to create high-performance indoor cultivation facilities for the global commercial horticulture market. Our custom tailored, plant-centric approach to design, procurement, and integration provides a single point of accountability across all aspects of indoor growing operations. Our solution offers functionality that helps customers manage the entire cultivation lifecycle, from facility engineering and design to operation and day-to-day management. We offer a full range of custom services that are integrated with select cultivation equipment and product solutions, which we primarily source from third party technology and manufacturing partners but also develop in-house.

Our service offerings include full facility programming, engineering and design services, start-up facility and equipment commissioning services, facility optimization services and Integrated Pest Management (“IPM”) planning and strategy services. Complementing these services, we work with customers to source an integrated suite of select cultivation equipment systems and crop management products, which include: (1) environmental controls, fertigation, and irrigation distribution systems; (2) freshwater, wastewater, and condensation treatment systems; (3) purpose-built HVAC solutions; (4) light emitting diode (“LED”), high-pressure sodium (“HPS”) and ceramic metal halide (“CMH”) lighting systems; (5) rolltop, multi-tier, and automated container benching systems; (6) odor mitigation & microbial reduction systems; (7) air flow systems; (8) industrial spray applicators; (9) pesticides and bio-controls; (10) plant nutrition products; (11) substrate and coco bag solutions; and (12) our Soleil® technology data analytics platform that includes wireless environmental & substrate sensing and remote monitoring and support.

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

RECENT DEVELOPMENTS

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared the outbreak of the coronavirus a pandemic. We are a business that supplies other essential businesses with support and supplies necessary to operate and we therefore believe we are an essential business allowed to continue operating under the Stay-At-Home Orders issued by many states and cities. However, as discussed below, we have seen a decrease in revenues for the six months ended June 30, 2020, a portion of which was the result of customers deferring spending due to the impacts of COVID-19. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact. The outbreak and any preventative or protective actions that governments or we may take in respect of COVID-19 may result in a period of business disruption, reduced customer business and reduced operations.

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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, the CARES Act was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the coronavirus outbreak. The CARES Act, among other things, includes broad sweeping provisions such as direct financial assistance to Americans in the form of one-time payments to individuals; aid to businesses in the form of loans and grants; and efforts to stabilize the U.S. economy and keep Americans employed in general. On April 16, 2020, we received a loan in the amount of $1,020,600 under the Paycheck Protection Program (“PPP”) of the CARES Act. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “PPPFA”) was enacted. The PPPFA extended the covered period of the loans under the PPP from eight weeks to 24 weeks from the origination date of the loan, or December 31, 2020, whichever is earlier. Therefore, the PPP now provides a mechanism for forgiveness of up to the full amount borrowed after 24 weeks as long as the borrower uses the loan proceeds during the 24-week period after the loan origination for eligible purposes, including payroll costs, certain benefits costs, rent and utilities costs or other permitted purposes, and maintains its payroll levels, subject to certain other requirements and limitations. The amount of loan forgiveness is subject to reduction, among other reasons, if the borrower terminates employees or reduces salaries during the 24-week period. The interest rate on the loan is 1.0% per annum. The PPPFA also extended the deferment period for principal and interest payments on PPP loans from six months to ten months. Therefore, the payments of principal and interest under our PPP loan are deferred for ten months from the final day of the loan forgiveness period (the “Deferral Period”). Any unforgiven portion of the PPP Loan is payable over the two-year term, with payments deferred during the Deferral Period. The Company is permitted to prepay the loan at any time without payment of any premium.

Results Of Operations

During the six months ended June 30, 2020, we generated revenues of $8.3 million compared to revenues of $11.5 million during the six months ended June 30, 2019, a decrease of $3.2 million, or 28%. This decrease was comprised of a $1.9 million decrease in cultivation equipment sales, a $1.2 million decrease in complex equipment systems sales, and a $0.5 million decrease in professional services. This was partially offset by a $0.4 million increase in environmental sciences revenues, recurring revenue and other revenues. A portion of the decrease in revenues was the result of customers deferring spending due to the impacts of COVID-19. As a result of the deferred spending, many of the completion dates in our customer contracts were extended, but no contracts were lost. We signed 42 new engineering design project contracts in the six-month period ended June 30, 2020, including six new projects in Europe, and secured our first horticulture commissioning project, an East Coast based lettuce facility.

During the six months ended June 30, 2020, cost of revenues was $6.0 million compared to $7.9 million during the six months ended June 30, 2019, a decrease of $1.9 million, or 24%. This decrease was directly related to the decrease in revenue.

Gross profit was $2.3 million (28% of revenue) during the six months ended June 30, 2020 compared to $3.6 million (31% of revenue) during the six months ended June 30, 2019. Gross profit as a percentage of revenue decreased due to a reduction in higher margin equipment sales in the current period when compared to the same period of the prior year.

Operating expenses decreased by $1.6 million, or 26%, to $4.6 million for the six months ended June 30, 2020 compared to $6.3 million for the six months ended June 30, 2019. The decrease in operating expenses was comprised of a $1.2 million reduction in general operating expenses, mainly due to reduced salary and travel expenses, a $0.3 million reduction of marketing related expenses, and a $0.1 million reduction in stock-based compensation expense.

Non-operating expenses increased $0.7 million to $0.9 million for the six months ended June 30, 2020, compared to $0.2 million for the six months ended June 30, 2019. This increase was due to a $0.4 million increase in interest expense due to an increase in debt and a $0.3 million impairment loss recorded in the period, not present in the comparable period in the prior year.

As a result of the above, we incurred a net loss of $3.3 million for the six months ended June 30, 2020, ($0.11) per share compared to a net loss of $2.9 million for the six months ended June 30, 2019, ($0.11) per share.

Comparison of Results of Operations for the three months ended June 30, 2020 and 2019

During the three months ended June 30, 2020, we generated revenues of $4.0 million compared to revenues of $5.6 million during the three months ended June 30, 2019, a decrease of $1.6 million, or 29%. This decrease was comprised of a $0.5 million decrease in complex equipment systems sales, a $0.5 million decrease in environmental sciences revenues, a $0.3 million decrease in cultivation equipment sales and a $0.3 million decrease in professional services. A portion of the decrease in revenues was the result of customers deferring spending due to the impacts of COVID-19. As a result of the deferred spending, many of the completion dates in our customer contracts were extended, but no contracts were lost. We signed 24 new engineering design project contracts in the three-month period ended June 30, 2020, including 2 new projects in Europe, and secured our first horticulture commissioning project, an East Coast based lettuce facility.

During the three months ended June 30, 2020, cost of revenues was $2.8 million compared to $3.8 million during the three months ended June 30, 2019, a decrease of $1.0 million, or 26%. This change was directly related to the decrease in revenue.

Gross profit was $1.2 million (30% of revenue) during the three months ended June 30, 2020 compared to $1.8 million (33% of revenue) during the three months ended June 30, 2019. Gross profit as a percentage of revenue decreased due to a reduction in higher margin equipment sales in the current period when compared to the same period of the prior year.

Operating expenses decreased by $1.0 million, or 32%, to $2.1 million for the three months ended June 30, 2020 compared to $3.1 million for the three months ended June 30, 2019. The decrease in operating expenses was comprised of a $0.9 million reduction in general operating expenses, mainly due to reduced salary and travel expenses and a $0.2 million reduction of marketing related expenses, partially offset by an increase of $0.1 million in stock-based compensation expense due to the timing of vesting of stock options.

Non-operating expenses increased $0.5 million to $0.6 million for the three months ended June 30, 2020, compared to $0.1 million for the three months ended June 30, 2019. This increase was due to a $0.4 million increase in interest expense due to an increase in debt and a $0.3 million impairment loss recorded in the period, not present in the comparable period in the prior year.

As a result of the above, we incurred a net loss of $1.6 million for the three months ended June 30, 2020, ($0.05) per share compared to a net loss of $1.4 million for the three months ended June 30, 2019, ($0.06) per share.

NON-GAAP FINANCIAL MEASURES

We define Adjusted EBITDA as net income (loss) attributable to urban-gro, Inc., determined in accordance with GAAP, excluding the effects of interest expense, depreciation and amortization of acquired intangible assets, impairment of investments, and stock-based compensation. We use Adjusted EBITDA as a measure of our operating performance. Adjusted EBITDA is a supplemental non-GAAP financial measure. Adjusted EBITDA is not a substitute for net income (loss), income (loss) from operations, cash flows from operating activities or any other measure prescribed by accounting principles generally accepted in the United States of America ("GAAP").

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

The following table reconciles net loss attributable to the Company to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Loss	$(1,569,970)	$(1,428,403)	$(3,265,601)	$(2,909,874)
Interest expense	365,709	149,146	664,343	249,117
Depreciation and amortization	59,396	61,386	120,410	120,028
Impairment of investment	310,000	–	310,000	–
Stock-based compensation	559,904	508,440	992,549	1,097,137
Adjusted EBITDA	$(274,961)	$(709,431)	$(1,178,299)	$(1,443,592)

Adjusted EBITDA for the six months ended June 30, 2020 was a negative $1.2 million, compared to a negative $1.4 million for the six months ended June 30, 2019 due primarily to reduced operating expenses. Adjusted EBITDA for the three months ended June 30, 2020 was a negative $0.3 million compared to a negative $0.7 million for the three months ended June 30, 2019, due primarily to reduced operating expenses.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $402,481, which represented a decrease of $46,222 from December 31, 2019.

Since inception, we have incurred significant operating losses and have funded our operations primarily through issuances of equity securities, debt, and operating revenue. As of June 30, 2020, we had an accumulated deficit of $20,156,227, a working capital deficit of $8,539,859, and negative stockholders’ equity of $6,604,564. Our ability to generate sufficient revenues to pay our debt obligations and accounts payable when due remains subject to risks and uncertainties. These risks and uncertainties raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements in connection with this Report are issued. The condensed consolidated financial statements included in this Report have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon, among other things, our ability to generate revenue, control costs and raise capital. Such capital, however, may not be available, if at all, on terms that are acceptable to us.

Although we are not actively engaged in the production of cannabis, federal law prohibitions on the cannabis industry in the United States inhibit our ability to establish traditional banking support and opportunities. Specifically, conventional banks are currently unwilling to provide us with any financing normally available to growth stage companies similar to ourselves, including purchase order financing. As a result, we have been forced to finance our expansion primarily by raising capital privately, as well as through private debt and operating capital. This has placed a significant impediment on our cash flows. However, as described above in Note 9 to the Condensed Consolidated Financial Statements, on February 21, 2020, we entered into the Credit Agreement, providing for a 12-month senior secured demand term loan facility in the amount of C$2.7 million ($2.0 million) and a 12-month demand revolving credit facility of up to C$5.4 million ($4.0 million). Our failure to obtain additional debt or equity financing in the future could have a negative impact on our ability to continue as a going concern or to grow and expand our operations, which will have a negative impact on our anticipated results of operations. As of June 30, 2020, we had C$0.7 million ($0.5 million) of availability under the Revolving Facility.

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

Net cash used in operating activities was $3.2 million during the six months ended June 30, 2020, compared to $1.6 million used for the six months ended June 30, 2019. Operating cash has been positively impacted from an increase in customer deposits as demand for our solutions increased in the six months ended June 30, 2020. At June 30, 2020, we had $3.4 million in customer deposits related to customer orders, which compared favorably to customer deposits of $2.9 million as of December 31, 2019. We require prepayments from customers before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the customer deposits liability account when received. Our standard policy is to collect the following before action is taken on a customer order: 50% deposit; and the remaining 50% payment made prior to shipping. We expect customer deposits to be relieved from the deposits account no longer than 12 months for each project. We do not have trade payable terms with most of our vendors and as a result, we are required to prepay a portion or all of the total order. At June 30, 2020, we had $1.4 million in accounts payable, compared to $3.8 million at December 31, 2019.

Net cash used in investing activities was $0.1 million for the six months June 30, 2020, compared to $0.5 million during the six months ended June 30, 2019. Historically, cash has been used to increase our investments in strategic partnerships and to acquire property and equipment. We do not anticipate using significant cash in the future to invest in strategic partnerships. We will continue to have ongoing needs to purchase property and equipment to maintain our operations. We have no material commitments for capital expenditures as of June 30, 2020.

Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2020, compared to $2.2 million during the six months ended June 30, 2019. Cash provided from financing activities during the six months ended June 30, 2020 primarily relates to $5.4 million in proceeds received from the issuance of debt and a $1.0 million long-term loan, offset by $2.7 million used in the repayment of notes payable and $0.5 million in financing fees related to the issuance of debt.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended June 30, 2020.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s 2019 Form 10-K. During the six months ended June 30, 2020, there were no material changes made to the Company’s significant accounting policies.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2020, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our six months ended June 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2020.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer, a duly authorized officer

By:	/s/ Richard Akright
Richard A. Akright, Principal Financial Officer and Principal Accounting Officer

