Form 10-Q
period 2020-09-30
urban-gro, Inc.
filed 2020-11-03
CIK 1706524

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number: 000-52898

urban-gro, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-5158469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1751 Panorama Point, Unit G Lafayette, CO	80026
(Address of principal executive offices)	(Zip Code)

(720) 390-3880 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of October 28, 2020 was 28,272,285 shares.

urban gro, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. The statements regarding urban-gro, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We caution readers regarding certain forward-looking statements in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

urban-gro, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$213,392	$448,703
Accounts receivable, net	853,585	1,564,969
Inventories	775,064	676,175
Related party receivable	9,772	49,658
Prepayments and other assets	2,734,382	1,278,728
Total current assets	4,586,195	4,018,233

Non-current assets:
Property and equipment, net	152,577	165,035
Operating lease right of use assets, net	114,017	215,848
Investments	1,710,358	2,020,358
Goodwill	902,067	902,067
Intangible assets, net	84,924	86,151
Total non-current assets	2,963,943	3,389,459

Total assets	$7,550,138	$7,407,692

Liabilities
Current liabilities:
Accounts payable	$1,132,020	$3,753,862
Accrued expenses	1,863,096	1,686,841
Related party payable	–	24,972
Deposits	4,087,592	2,915,406
Related party note payable	–	1,000,000
Notes payable	60,000	2,812,709
Revolving Facility	600,000	–
Term Loan, net	1,596,280	–
Operating lease liabilities	80,339	123,395
Total current liabilities	9,419,327	12,317,185

Non-current liabilities:
Revolving Facility	2,676,493	–
Term Loan, net	88,318	–
Related Party note payable	1,000,000	–
Notes payable	1,020,600	–
Operating lease liabilities	49,347	98,841
Total non-current liabilities	4,834,758	98,841

Total liabilities	14,254,085	12,416,026

Shareholders’ deficit:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,272,285 and 28,209,312 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	28,272	28,209
Additional paid in capital	14,118,289	11,854,083
Accumulated deficit	(20,850,508)	(16,890,626)
Total shareholders’ deficit	(6,703,947)	(5,008,334)

Total liabilities and shareholders’ deficit	$7,550,138	$7,407,692

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Product sales	$7,910,540	$4,633,974	$15,135,472	$14,469,616
Services	448,882	949,090	1,490,216	2,587,121
Total Revenue	8,359,422	5,583,064	16,625,688	17,056,737

Cost of Revenue	6,654,134	3,650,965	12,613,461	11,529,448
Gross profit	1,705,288	1,932,099	4,012,227	5,527,289

Operating expenses:
Marketing	42,749	263,948	236,093	914,563
General and administrative	1,411,821	2,383,920	4,874,383	6,892,623
General and administrative - amortization of broker issuing costs and broker warrants associated with convertible debentures	–	167,834	–	167,834
Stock-based compensation	399,258	509,219	1,391,807	1,606,355
Total operating expenses	1,853,828	3,324,921	6,502,283	9,581,375

Loss from operations	(148,540)	(1,392,822)	(2,490,056)	(4,054,086)

Non-operating income (expenses):
Interest expense	(393,158)	(125,733)	(1,057,501)	(374,850)
Interest expense – amortization of convertible debentures	–	(796,233)	–	(796,233)
Contingent consideration	(155,000)	–	(155,000)	–
Impairment of investment	–	(506,000)	(310,000)	(506,000)
Other income	2,417	11,258	52,675	11,765
Total non-operating income (expenses), net	(545,741)	(1,416,708)	(1,469,826)	(1,665,318)

Income (loss) before income taxes	(694,281)	(2,809,530)	(3,959,882)	(5,719,404)

Income tax expense (benefit)	–	–	–	–
Net income (loss)	$(649,281)	$(2,809,530)	$(3,959,882)	$(5,719,404)

Comprehensive income (loss)	$(694,281)	$(2,809,530)	$(3,959,882)	$(5,719,404)

Earnings (loss) per share:
Net loss per share - basic and diluted	$(0.02)	$(0.11)	$(0.14)	$(0.22)

Weighted average shares used in computation	28,888,194	26,175,098	28,706,905	25,772,134

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2020	28,830,978	$28,830	$13,522,833	$(20,156,227)	$(6,604,564)
Stock-based compensation	–	–	399,258	–	399,258
Stock grant to satisfy accounts payable	9,640	10	9,630	–	9,640
Stock grant program vesting	131,667	132	(132)	–	–
Stock issuance related to acquisition	250,000	250	154,750	–	155,000
Clawback of stock granted	(1,000,000)	(1,000)	1,000	–	–
Stock issued for lease revision	50,000	50	30,950	–	31,000
Net income (loss) for period ended September 30, 2020	–	–	–	(694,281)	(694,281)
Balance, September 30, 2020	28,272,285	$28,272	$14,118,289	$(20,850,508)	$(6,703,947)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2019	25,820,633	$25,821	$8,438,943	$(11,449,927)	$(2,985,163)
Stock-based compensation	–	–	509,219	–	509,219
Stock options issued for loan term revisions	–	–	20,002	–	20,002
Stock grant program vesting	1,160,833	1,160	(1,160)	–	–
Net income (loss) for period ended September 30, 2019	–	–	–	(2,809,530)	(2,809,530)
Balance, September 30, 2019	26,981,466	$26,981	$8,967,004	$(14,259,457)	$(5,265,472)

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Continued)

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	28,209,312	$28,209	$11,854,083	$(16,890,626)	$(5,008,334)
Stock-based compensation	–	–	1,391,807	–	1,391,807
Stock grant to satisfy accounts payable	9,640	10	9,630		9,640
Stock issuance related to loan term revisions	100,000	100	99,900	–	100,000
Stock grant program vesting	253,333	253	(253)	–	–
Clawback of stock granted	(1,100,000)	(1,100)	1,100	–	–
Stock issuance related to debt	500,000	500	499,500	–	500,000
Stock issuance related to acquisition	250,000	250	154,750		155,000
Warrant issuance related to debt	–	–	76,822	–	76,822
Stock issued for lease revision	50,000	50	30,950		31,000
Net income (loss) for period ended September 30, 2020	–	–	–	(3,959,882)	(3,959,882)
Balance, September 30, 2020	28,272,285	$28,272	$14,118,289	$(20,850,508)	$(6,703,947)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	25,229,833	$25,230	$4,688,272	$(8,540,053)	$(3,826,551)
Stock-based compensation	–	–	1,606,355	–	1,606,355
Stock options issued for loan term revisions	–	–	37,830	–	37,830
Stock grants issued for loan term revisions	10,000	10	24,090	–	24,100
Stock grant program vesting	1,241,633	1,241	(1,241)	–	–
Stock issuance related to acquisition	500,000	500	999,500	–	1,000,000
Warrant issuance related to convertible debentures	–	–	614,041	–	614,041
Equity value of exercise price associated with convertible debentures	–	–	719,479	–	719,479
Broker warrants associated with issuance of convertible debentures	–	–	278,678	–	278,678
Net income (loss) for period ended September 30, 2019	–	–	–	(5,719,404)	(5,719,404)
Balance, September 30, 2019	26,981,466	$26,981	$8,967,004	$(14,259,547)	$(5,265,472)

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(3,959,882)	$(5,719,404)
Adjustments to reconcile net income (loss) from operations:
Depreciation and amortization	181,750	193,956
Amortization of deferred financing costs	368,661	–
Amortization of convertible debenture components	–	810,166
Stock-based compensation expense	1,391,807	1,606,355
Contingent consideration expense	155,000	–
Impairment of investment	310,000	506,000
Gain on disposal of assets	3,468	(9,572)
Inventory write-offs	72,258	57,352
Bad debt expense	43,849	12,252
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	658,706	(899,859)
Inventories	(171,147)	142,745
Prepayments and other assets	(784,210)	123,376
Accounts payable and accrued expenses	(2,470,559)	2,164,412
Deposits	1,172,186	925,922
Net Cash Used In Operating Activities	(3,028,113)	(86,299)

Cash Flows from Investing Activities
Purchase of investment	–	(572,250)
Purchase of intangible assets	–	(25,000)
Purchases of property and equipment	(122,817)	(387,160)
Proceeds from sale of assets	–	40,500
Cash acquired in acquisition	–	49,742
Net Cash Used In Investing Activities	(122,817)	(894,168)

Cash Flows from Financing Activities
Proceeds from issuance of Revolving Facility	2,207,432	–
Proceeds from issuance of Term Loan	2,000,000	–
Proceeds from Revolving Facility advances	1,069,061	–
Issuance of convertible debentures	–	2,565,000
Proceeds from notes payable	1,020,600	970,000
Debt financing costs	(638,046)	–
Repayment of notes payable	(2,743,428)	(227,749)
Net Cash Provided by Financing Activities	2,915,619	3,307,251

Net Increase (Decrease) in Cash	(235,311)	2,326,784
Cash at Beginning of Period	448,703	1,178,852
Cash at End of Period	$213,392	$3,505,636

Supplemental Cash Flow Information:
Interest Paid	$670,165	$291,441
Income Taxes Paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use asset set-up effective January 1, 2019	$–	$326,095
Debt financing costs booked in equity	$676,822	$–
Stock issued for acquisitions	$155,000	$1,020,003

See Note 1 regarding the acquisition of Impact Engineering, Inc.

See accompanying notes to condensed consolidated financial statements urban-gro, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND ACQUISITIONS, LIQUIDITY AND GOING CONCERN

Organization and Acquisitions

urban-gro, Inc. (“we,” “us,” “our,” the “Company,” or “urban-gro”) is a leading engineering design and services company focused on the commercial indoor horticulture market. We engineer and design indoor controlled environment agriculture (“CEA”) facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines like cannabis and hemp. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which allows clients to manage their entire cultivation lifecycle, establishing facilities that operate and perform at the highest level.

Our indoor commercial cultivation solution offers an integrated suite of services and equipment systems that generally fall within the following categories:

•	Service Solutions:
•	Engineering Design Services – A comprehensive triad of services including:
i.	Cultivation Space Programming (“CSP”)
ii.	Integrated Cultivation Design (“ICD”)
iii.	Full-Facility Mechanical, Electrical, and Plumbing (“MEP”)
•	gro-care® - A recurring revenue subscription-based managed service offering including:
i.	Remote Monitoring, Reporting, Support, and Training Services
ii.	Facility and Equipment Commissioning & Audit Services
iii.	Environmental Sciences Groups’ (“ESG”) Compliance and Program Services
•	Integrated Equipment Solutions:
•	Design, Source, and Integration of Complex Environmental Equipment Systems Including Purpose-Built Heating, Ventilation, and Air Conditioning (“HVAC”) solutions, Environmental Controls, Fertigation, and Irrigation Distribution.
•	Value-Added Reselling (“VAR”) of Cultivation Equipment including a Complete line of Lighting and Rolling Benching Systems
•	Strategic Vendor Relationships with Premier Manufacturers

Since commencing business in March 2014, we have introduced new equipment solutions, products and services to the CEA market, expanded our ongoing operations across North America, and most recently, we have entered into several engagements in Europe. In June 2018, the Company formed urban-gro Canada Technologies, Inc. as a wholly owned Canadian subsidiary, which it utilizes for its Canadian sales operations.

Effective March 7, 2019, the Company acquired 100% of the stock of Impact Engineering, Inc. (d/b/a Grow2Guys) (“Impact”), a provider of mechanical electrical and plumbing (“MEP”) engineering services predominantly focused on the indoor commercial horticulture industry. The Company believes the acquisition of Impact will improve the Company’s ability to better serve its current and future client base by expanding on the fully integrated products and services offered by the Company. The Company initially issued 500,000 shares of Common Stock valued at $2.00 per share to effect the acquisition of Impact. The Company accounted for the initial acquisition of Impact as follows:

Purchase Price	$1,000,000

Allocation of Purchase Price:
Cash	$49,742
Accounts receivable, net	$93,811
Goodwill	$902,067
Accrued expenses	$45,620

Under the terms of the agreement to acquire Impact, the Company was required to issue additional shares of Common Stock to the former Impact owner if the average closing price per share of the Company’s Common Stock was less than or equal to $2.00 per share for the 30-day period beginning on the date that was 150 days after the initial date of the listing of the Company’s Common Stock on a national securities exchange or quotation on the OTCQB or OTCQX (the “Valuation Period”). The Company’s Common Stock price was lower than $2.00 per share during the Valuation Period and the Company was required to issue additional shares of the Company’s Common Stock to the former Impact owner. In September 2020, however, the Company and the former Impact owner agreed to satisfy this provision of the agreement by the Company issuing 250,000 additional shares of Common Stock to the former Impact owner. The Company valued the issuance of these additional 250,000 shares at $0.62 per share of Common Stock based on the market price of our shares on the date of the agreement and recorded the additional issuance of shares as contingent consideration in the statements of operations and comprehensive income (loss).

Liquidity and Going Concern

Since inception, the Company has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, debt, and operating revenue. As of September 30, 2020, the Company had an accumulated deficit of $20,850,508, a working capital deficit of $4,833,132, and negative stockholders’ equity of $6,703,947. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, within one year after the date that these financial statements are issued. The Company continually evaluates opportunities to raise equity and debt financing and has also sought to implement cost reduction and revenue enhancing measures to help achieve profitability and continue operations. There can, however, be no assurances that the Company will be able to raise equity or debt financing in sufficient amounts, when and if needed, on acceptable terms or at all, nor can there be any assurances that the Company will be able to implement cost reduction and revenue enhancing measures that will enable the Company to achieve profitable operations going forward. The accompanying financial statements have been prepared on a going concern basis.

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

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s 2019 Form 10-K. During the nine months ended September 30, 2020, there were no material changes made to the Company’s significant accounting policies.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company previously purchased certain cultivation products from Bravo Lighting, LLC (d/b/a Bravo Enterprises) (“Bravo”) and Enviro-Glo, LLC (“Enviro-Glo”), manufacturers and distributors of commercial building lighting and other product solutions with common control by the Company’s two major shareholders, Bradley Nattrass and Octavio Gutierrez. Purchases from Bravo and Enviro-Glo totaled $0 and $43,912 for the nine months ended September 30, 2020 and 2019, respectively, and $0 and $7,442 for the three months ended September 30, 2020 and 2019, respectively. There were no outstanding receivables from Bravo and Enviro-Glo as of September 30, 2020 and December 31, 2019. Net outstanding payables incurred for purchases of inventory and other services to Bravo and Enviro-Glo as of September 30, 2020 and December 31, 2019 were $0 and $8,570, respectively.

The Company has made payments to Cloud 9 Support, LLC (“Cloud 9”), a company owned by James Lowe, a director, shareholder, and debt holder. Payments to Cloud 9 were $0 and $75,617 during the nine months ended September 30, 2020 and 2019, respectively, and $0 and $24,368 during the three months ended September 30, 2020 and 2019, respectively. Cloud 9 also purchases materials from the Company. Total sales to Cloud 9 from the Company were $359,562 and $229,688 during the nine months ended September 30, 2020 and 2019, respectively, and $112,405 and $103,088 during the three months ended September 30, 2020 and 2019, respectively. Outstanding receivables from Cloud 9 as of September 30, 2020 and December 31, 2019 totaled $9,772 and $49,659, respectively. Net outstanding payables to Cloud 9 as of September 30, 2020 and December 31, 2019 were $0 and $16,402, respectively.

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

NOTE 4 – PREPAYMENTS AND OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	September 30,	December 31,
	2020	2019
Vendor prepayments	$1,828,531	$1,070,788
Prepaid services and fees	268,655	187,912
Deferred financing asset (See Note 9 - Debt)	630,805	–
Other assets	6,391	20,028
Prepayments and other assets	$2,734,382	$1,278,728

NOTE 5 – INVESTMENTS

The components of investments are summarized as follows:

	September 30, 2020	December 31, 2019
Investment in Edyza	$1,710,358	$1,710,358
Investment in TGH	–	310,000
	$1,710,358	$2,020,358

On January 24, 2020, the Company entered into a Membership Interest Redemption Agreement (the “Redemption Agreement”) with Total Grow Holdings LLC (d/b/a Total Grow Control, LLC) (“TGH”), whereby the Company agreed to sell the Company’s 24.4% membership interests in TGH back to TGH for total consideration of $370,000. As a result of TGH’s failure to perform its obligations under the Redemption Agreement, the Company initiated a lawsuit against TGH seeking damages (the “Lawsuit”), and subsequently fully impaired the remaining investment in TGH during the three months ended June 30, 2020.

On September 24, 2020, the Company and TGH entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the parties agreed to settle all claims brought in the Lawsuit. Pursuant to the Settlement Agreement, TGH agreed to pay the Company a total of $61,919 in six equal installments. TGH’s first payment was due by October 4, 2020. TGH also agreed to reimburse the Company for up to $25,000 of its attorney’s fees related to the Lawsuit and the Settlement Agreement. In consideration of the foregoing and subject to TGH satisfying its payment obligations, the Company agreed to release any and all claims related to the Lawsuit. The Settlement Agreement also provides for a mutual release between the parties.

On September 24, 2020, in connection with the Settlement Agreement, the Company also entered into an agreement (the “Pullar Agreement”) by and between the Company and George R. Pullar, a former director of the Company and the Company’s former chief financial officer and the current chief financial officer of TGH. Pursuant to the Pullar Agreement, in exchange for Mr. Pullar relinquishing all right, title and interest in and to 1,000,000 shares of the Company’s common stock, the Company agreed to (i) execute the Settlement Agreement, (ii) transfer, sell and assign to Mr. Pullar the Company’s 24.4% membership interest in TGH pursuant to the Settlement Agreement and (iii) issue Mr. Pullar a fully vested warrant, to purchase 400,000 shares of Common Stock at an exercise price of $1.00 per share which expires five years from the date of issuance. The Pullar Agreement also provides for a mutual release between the Company and Mr. Pullar.

NOTE 6 – GOODWILL

The Company recorded goodwill in conjunction with the initial acquisition of Impact on March 7, 2019. The goodwill balance as of September 30, 2020 and December 31, 2019 was $902,067. Goodwill is not amortized. There is no goodwill for income tax purposes. The Company did not record any impairment charges related to goodwill for the periods ended September 30, 2020 and 2019.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 30,	December 31,
	2020	2019
Accrued operating expenses	$798,752	$854,056
Accrued wages and related expenses	402,710	487,327
Accrued interest expense	44,635	–
Accrued sales tax payable	616,999	345,458
	$1,863,096	$1,686,841

Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2015 through 2020.

NOTE 8 – NOTES PAYABLE

The following is a summary of notes payable excluding related party notes payable:

	September 30,	December 31,
	2020	2019

Unsecured, interest only, note payable with Chris Parkes originally due December 31, 2018. Initial interest payments due monthly at an annual rate of 20.4%. Note payable revised in December 2018 extending the maturity date to March 31, 2019. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the note and reducing the interest rate, the Company issued the holder 3,000 shares of Common Stock. Beginning in April 2020, the Company is making monthly principal payments in the amount of $10,000.	$20,000	$80,000

Unsecured, interest only, note payable with David Parkes originally due December 31, 2018. Initial interest payments due monthly at an annual rate of 18.0%. Note payable revised in December 2018 extending the maturity date to March 31, 2019. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the note and reducing the interest rate, the Company issued the holder 3,000 shares of Common Stock. Beginning in April 2020, the Company is making monthly principal payments in the amount of $10,000.	40,000	100,000

Note payable with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), secured by all currently existing and future assets. Interest accrues at 8.0% per year and is paid quarterly. The note matures on the earlier of: (a) 90 days’ notice from Hydrofarm; (b) acceleration of the note payable due to the Company being in default; or (c) December 2023. The note was repaid in full on February 27, 2020.	–	2,000,000

Secured agreement to sell future receivables to GCF Resources, LLC, net of $30,000 in closing fees. The agreement requires 32 weekly payments of $42,190 totaling $1,350,000. The agreement matured on May 7, 2020 but is repayable prior to maturity for less than the $1,350,000 in total payments. The note was repaid in full on February 27, 2020.	–	632,709

Paycheck Protection Program (“PPP”) loan entered into on April 16, 2020. Interest rate of 1.0% per annum. Payments of principal and interest are deferred until August 1, 2021 (the “Deferral Period”). The PPP loan may be forgiven in part or fully depending on the Company meeting certain PPP loan forgiveness guidelines. The Company has not yet determined if any of the PPP loan is subject to forgiveness and has therefore continued to present the entire PPP loan as an obligation on its financial statements. Any unforgiven portion of the PPP loan is payable over a two-year term, with payments deferred during the Deferral Period. The Company may prepay the unforgiven loan balance at any time without payment of any premium.	1,020,600	–

Total	1,080,600	2,812,709
Less current maturities	(60,000)	(2,812,709)
Long Term	$1,020,600	$–

NOTE 9 – DEBT

The Company's borrowings as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Revolving Facility	$3,276,493	$–
Term Loan, net of $315,402 unamortized debt issuance costs	1,684,598	–
Total	4,961,091	–
Less current debt due within one year	(2,196,280)	–
Total long-term debt	$2,764,811	$–

On February 21, 2020, we entered into a letter agreement (the “Credit Agreement”) by and among the Company, as borrower, urban-gro Canada Technologies Inc. and Impact., as guarantors, the lenders party thereto (the “Lenders”), and Bridging Finance Inc., as administrative agent for the Lenders (the “Agent”). The Credit Agreement, which is denominated in Canadian dollars (C$), is comprised of (i) a 12-month senior secured demand term loan facility in the amount of C$2.7 million ($2.0 million), which was funded in its entirety on the closing date (the “Term Loan”); and (ii) a 12-month demand revolving credit facility of up to C$5.4 million ($4.0 million), which may be drawn from time to time, subject to the terms and conditions set forth in the Credit Agreement and described further below (the “Revolving Facility,” and together with the Term Loan, the “Facilities”). The Credit Agreement is personally guaranteed by the Company’s CEO and Chairman, Brad Nattrass, and was to be in place for the original term of the Credit Agreement (1 year) plus a 1-year extension period at the discretion of the Lender as provided in the Credit Agreement.

The final maturity date of the Facilities was initially stipulated in the Credit Agreement as the earlier of (i) demand, and (ii) the date that is 12 months after the closing date, with a potential extension to the date that is 24 months after the closing date (the “Initial Maturity Date”). The Facilities bore interest at the annual rate established and designated by the Bank of Nova Scotia as the prime rate, plus 11% per annum. Accrued interest on the outstanding principal amount of the Facilities is due and payable monthly in arrears, on the last business day of each month, and on the Initial Maturity Date.

The Revolving Facility could initially be borrowed and re-borrowed on a revolving basis by the Company during the term of the Facilities, provided that borrowings under the Revolving Facility were limited by a loan availability formula equal to the sum of (i) 90% of insured accounts receivable, (ii) 85% of investment grade receivables, (iii) 75% of other accounts receivable, (iv) 50% of eligible inventory, and (v) the lesser of C$4.05 million ($3.0 million) and (A) 75% of uncollected amounts on eligible signed equipment orders for equipment systems contracts and (B) 85% of uncollected amounts on eligible signed professional services order forms for design contracts. The Revolving Facility may be prepaid in part or in full without a penalty at any time during the term of the Facilities, and the Term Loan may be prepaid in full or in part without penalty subject to 60 days prior notice in each case subject to certain customary conditions.

On September 4, 2020, the Company executed an amendment to the Credit Agreement (the “First Amendment”) whereas the Facilities described above are now due on December 31, 2021 (the “Revised Maturity Date”). The First Amendment also increased the rate at which the Facilities will bear interest to the annual rate established and designated by the Bank of Nova Scotia as the prime rate, plus 12% per annum (14.5% as of September 30, 2020).

As a result of the First Amendment, the Company is required to prepay, on or before January 31, 2021, $1,000,000 of the balance of the Term Loan and begin making monthly payments of $100,000 on the balance on the Term Loan starting on March 1, 2021. Additionally, the Company is required to make monthly payments of $50,000 on the balance under the Revolving Facility beginning October 1, 2020 and can make no more draws under the Revolving Facility.

The Company incurred $1,314,868 of debt issuance costs in connection with these Facilities, of which $676,822 was non-cash in the form of Common Stock and warrant issuances. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing based on the market value of the underlying Common Stock at the valuation measurement date of $1.00, the remaining contractual terms of the warrants of 5 years, risk free interest rate of 1.14% an expected volatility of the price of the underlying Common Stock of 100%. The Company recorded the debt issuance costs as either a deferred financing asset or a direct reduction of the loan obligation based on the pro-rata value of the Revolving Facility and Term Loan, respectively, on the closing date. The debt issuance costs are amortized as interest expense over the life of the Facilities, until the Revised Maturity Date. As of September 30, 2020, there were $630,805 and $315,402 of unamortized debt issuance costs remaining related to the Revolving Facility and Term Loan, respectively.

The Company recorded interest expense of $1,057,501 in the nine months ended September 30, 2020, of which $368,661 related to the amortization of debt issuance costs on the Credit Agreement. Excluding interest expense related to the amortization of convertible debentures of $796,233, the Company recorded interest expense of $374,850 in the nine months ended September 30, 2019. The Company recorded interest expense of $393,158 in the three months ended September 30, 2020, of which $164,941 related to the amortization of debt issuance costs on the Credit Agreement. Excluding interest expense related to the amortization of convertible debentures of $796,233, the Company recorded interest expense of $125,733 in the three months ended September 30, 2019.

NOTE 10 – UNIT OFFERING

Effective January 9, 2019, the Company executed a letter agreement with an exclusive placement agent in connection with a private placement offering. Beginning in March 2019, the placement agent initiated an offering (the “Offering”) of up to $6,000,000 from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture (the “Debentures” or a “Debenture”) and Common Stock Purchase Warrants (the “Warrants”) exercisable to purchase 207.46 shares of Common Stock at $3.00 per share for a period of two years from the purchase date. The Debentures were due May 31, 2021 and bore interest at 8%, compounded annually, with interest due at maturity. The Debentures, plus any accrued but unpaid interest, were to automatically convert for no additional consideration into Common Shares at a conversion price of $2.41 per share upon the occurrence of a liquidity event. A liquidity event was defined as: (a) the date on which the Company’s Common Stock is listed for trading on a recognized stock exchange in either Canada or the United States; and (b) securities issued pursuant to the Offering, including the Common Stock underlying both the conversion right included in the Debentures and underlying the Warrants, have been duly qualified by a registration statement in the United States, allowing the securities to be freely tradeable pursuant to the U.S. securities laws, or a prospectus in Canada. The Company filed a registration statement with the SEC on September 17, 2019, to register the securities in connection with the Offering. That registration statement was declared effective October 16, 2019, triggering the liquidity event indicated above and the $2,565,000 in Debentures plus $92,037 in accrued interest were converted into 1,102,513 Common Shares at $2.41 per share. The Warrants contain a mandatory exercise provision if the weighted average share price of the Company’s Common Stock exceeds $5.00 per share for a period of five consecutive days. As of September 30, 2020, no Warrants had been exercised.

NOTE 11 – RISKS AND UNCERTAINTIES

Concentration Risk

During the nine months ended September 30, 2020 and 2019, one client represented 26% and 15% of total revenue, respectively. During the three months ended September 30, 2020 and 2019, one client represented 51% and 17% of total revenue, respectively. At September 30, 2020 one client represented 26% of total outstanding receivables. At December 31, 2019, one client represented 15% and another represented 11% of total outstanding accounts receivables.

During the nine months ended September 30, 2020, 27% of the Company’s total purchases were from one vendor. During the nine months ended September 30, 2019, 15% of the Company’s total purchases were from one vendor. During the three months ended September 30, 2020, 48% of the Company’s total purchases were from one vendor. During the three months ended September 30, 2019, 20% of the Company’s total purchases were from one vendor.

Coronavirus Pandemic

The outbreak of COVID-19, a novel strain of coronavirus first identified in China, which has spread across the globe including the U.S., has had an adverse impact on our operations and financial condition. The response to this coronavirus by federal, state and local governments in the U.S. has resulted in significant market and business disruptions across many industries and affecting businesses of all sizes. This pandemic has also caused significant stock market volatility and further tightened capital access for most businesses. Given that the COVID-19 pandemic and its disruptions are of an unknown duration, they could have an adverse effect on our liquidity and profitability.

As a result of these events, we assessed our near-term operations, working capital, finances and capital formation opportunities, and implemented, in late March 2020, a downsizing of our operations and workforce to preserve cash resources and focus our operations on client-centric sales and project management activities. The duration and likelihood of success of this workforce reduction are uncertain; however, we have since rehired several employees who were impacted by the downsizing effort. If this downsizing effort does not meet our expectations, or additional capital is not available, we may not be able to continue our operations. The pandemic and its effects resulted in temporary delays in our projects, however, work on all such projects has resumed. Other factors that will affect our ability to continue operations include the market demand for our products and services, our ability to service the needs of our clients and prospects with a reduced workforce, potential contract cancellations, project scope reductions and project delays, our ability to fulfill our current backlog, management of our working capital, the availability of cash to fund our operations, and the continuation of normal payment terms and conditions for purchase of our products. In light of these extenuating circumstances, there is no assurance that we will be successful in growing and maintaining our business with our clients. If our clients or prospects are unable to obtain project financing and we are unable to increase revenues, or otherwise generate cash flows from operations, we will not be able to successfully execute on the various strategies and initiatives we have set forth in this Report to grow our business.

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

NOTE 12 – STOCK-BASED COMPENSATION

Stock-based compensation expense for the nine months ended September 30, 2020 and 2019 was $1,391,807 and $1,606,355, respectively, based on the vesting schedule of the stock grants and options. Stock based compensation expense for the three months ended September 30, 2020 and 2019 was $399,258 and $509,219, respectively, based on the vesting schedule of the stock grants and options. No cash flow effects are anticipated for stock grants.

In January 2017, the Company began granting Common Stock to attract, retain, and reward employees. In January 2018, the Company implemented an equity incentive plan to reward and attract employees and directors and compensate vendors for services when applicable. In May 2019, the Company adopted a new equity incentive plan, authorizing an aggregate of 3,500,000 shares of Common Stock for issuance thereunder. This equity incentive plan was approved by the Company’s shareholders on May 23, 2019.

Stock grants under the equity incentive plans are valued at the price of the stock on the date of grant. The fair value of stock options granted under the equity incentive plans is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying stock at the valuation measurement date, the remaining contractual term of the stock options, risk-free interest rate, and expected volatility of the underlying Common Stock. There is a moderate degree of subjectivity involved when estimating the value of stock options with the Black-Scholes option pricing model as the assumptions used are moderately judgmental. Stock grants and stock options are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. Stock grants and stock options typically require a 1 to 3 year period of continued employment or service performance before the stock grant or stock option vests.

Stock Grants:

The following table shows stock grant activity for the nine months ended September 30, 2020:

Grants outstanding as of December 31, 2019	412,501
Grants awarded	794,166
Forfeiture/Cancelled	(200,000)
Grants vested	(253,333)
Grants outstanding as of September 30, 2020	753,334

As of September 30, 2020, the Company has $393,215 in unrecognized share-based compensation expense related to these stock grants.

Stock Options:

The following table shows stock option activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2019	1,702,167	9.21	$1.21
Issued	2,425,000	9.49	$1.00
Exercised	–	–	–
Expired	(297,501)	9.19	$1.21
Stock options outstanding at September 30, 2020	3,829,666	9.35	$1.05
Stock options exercisable at September 30, 2020	1,437,578	8.88	$1.12

As of September 30, 2020, the Company has $1,919,523 in unrecognized share-based compensation expense related to these stock options.

NOTE 13 – SHAREHOLDERS’ EQUITY

In March 2020, an executive left the Company and returned 100,000 common shares as part of the related separation agreement. The Company retired the shares and reduced its issued and outstanding stock by 100,000 shares.

In September 2020, a former executive who had the right to receive 1,000,000 shares of Common Stock per the terms of his separation agreement that was reached in September 2019, entered into an agreement with the Company to exchange the right to receive those 1,000,000 shares of Common Stock for the Company’s ownership interest in TGH (see Note 5 – Investments) and a warrant to purchase 400,000 shares of the Company’s Common Stock at $1.00 per share. The Company retired the shares and reduced its issued and outstanding stock by 1,000,000 shares.

NOTE 14 – WARRANTS

Warrants are immediately exercisable upon issuance. The following table shows warrant activity for the nine months ended September 30, 2020.

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2019	692,034	$2.88
Issued in conjunction with debt	124,481	$2.41
Issued in conjunction with agreement with former executive (see Note 13 – Shareholders’ Equity)	400,000	$1.00
Warrants outstanding as of September 30, 2020	1,216,515	$2.21
Warrants exercisable as of September 30, 2020	1,216,515	$2.21

The weighted-average life of the warrants is 2.5 years. The aggregate intrinsic value of the warrants outstanding and exercisable at September 30, 2020 is $0.

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

Overview and History

urban-gro, Inc. (“we,” “us,” “our,” the “Company,” or “urban-gro”) is a leading engineering design and services company focused on the commercial indoor horticulture market. We engineer and design indoor controlled environment agriculture (“CEA”) facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines like cannabis and hemp. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which allows clients to manage their entire cultivation lifecycle, establishing facilities that operate and perform at the highest level.

We aim to work with our clients for the life of their facility – providing value to them from inception through ongoing facility operation. We are a trusted partner and advisor to our clients and offer a complete set of engineering and managed services complemented by a vetted suite of select cultivation equipment systems. Outlined below is an example of a complete project with estimated time frames for each phase that demonstrate how we provide value to our clients for the life of their facility.

Our indoor commercial cultivation solution offers an integrated suite of services and equipment systems that generally fall within the following categories:

•	Service Solutions:
•	Engineering Design Services – A comprehensive triad of services including:
i.	Cultivation Space Programming (“CSP”)
ii.	Integrated Cultivation Design (“ICD”)
iii.	Full-Facility Mechanical, Electrical, and Plumbing (“MEP”)
•	gro-care® - A recurring revenue subscription-based managed service offering including:
i.	Remote Monitoring, Reporting, Support, and Training Services
ii.	Facility and Equipment Commissioning & Audit Services
iii.	Environmental Sciences Groups’ (“ESG”) Compliance and Program Services
•	Integrated Equipment Solutions:
•	Design, Source, and Integration of Complex Environmental Equipment Systems Including Purpose-Built Heating, Ventilation, and Air Conditioning (“HVAC”) solutions, Environmental Controls, Fertigation, and Irrigation Distribution.
•	Value-Added Reselling (“VAR”) of Cultivation Equipment including a Complete line of Lighting and Rolling Benching Systems
•	Strategic Vendor Relationships with Premier Manufacturers

The majority of our clients are commercial CEA cultivators. We believe one of the key points of our differentiation that our clients value is the depth of experience of our employees and our Company. We currently employ 39 individuals. Approximately two-thirds of our employees are considered experts in their areas of focus, and our team includes Engineers (Mechanical, Electrical, Plumbing, Controls, and Agricultural), Professional Engineers, and individuals with Masters Degrees in Plant Science, Horticulture, and Business Administration. As a company, we have worked on more than 300 indoor CEA facilities, and believe that the experience of our team and Company provide clients with the confidence that we will proactively keep them from making common costly mistakes during the build out and operational stages. Our expertise translates into clients saving time, money, and resources, and provides them ongoing access to expertise that they can leverage without having to add headcount to their own operations. We provide this experience in addition to offering a platform of the highest quality equipment systems that can be integrated holistically into our clients’ facilities.

RECENT DEVELOPMENTS

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared the outbreak of the coronavirus a pandemic. We are a business that supplies other essential businesses with support and supplies necessary to operate and we therefore believe we are an essential business allowed to continue operating under the Stay-At-Home Orders that may be issued by many states and cities. However, as discussed below, we have seen a decrease in revenues for the nine months ended September 30, 2020, a portion of which was the result of clients deferring spending due to the impacts of COVID-19. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact. The outbreak and any preventative or protective actions that governments or we may take in respect of COVID-19 may result in a period of business disruption, reduced client business and reduced operations.

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

•

Effective July 27, 2020, the reduced compensation for everyone other than the leadership team was reinstated. Effective September 7, 2020, the reduced compensation for the leadership team was reinstated.

•	As of the date of this Report, we have hired back 3 employees and brought back 2 employees off of furlough.

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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, the CARES Act was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the coronavirus outbreak. The CARES Act, among other things, includes broad sweeping provisions such as direct financial assistance to Americans in the form of one-time payments to individuals; aid to businesses in the form of loans and grants; and efforts to stabilize the U.S. economy and keep Americans employed in general. On April 16, 2020, we received a loan in the amount of $1,020,600 under the Paycheck Protection Program (“PPP”) of the CARES Act. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “PPPFA”) was enacted. The PPPFA extended the covered period of the loans under the PPP from eight weeks to 24 weeks from the origination date of the loan, or December 31, 2020, whichever is earlier. Therefore, the PPP now provides a mechanism for forgiveness of up to the full amount borrowed after 24 weeks as long as the borrower uses the loan proceeds during the 24-week period after the loan origination for eligible purposes, including payroll costs, certain benefits costs, rent and utilities costs or other permitted purposes, and maintains its payroll levels, subject to certain other requirements and limitations. The amount of loan forgiveness is subject to reduction, among other reasons, if the borrower terminates employees or reduces salaries during the 24-week period. The interest rate on the loan is 1.0% per annum. The PPPFA also extended the deferment period for principal and interest payments on PPP loans from six months to ten months. Therefore, the payments of principal and interest under our PPP loan are deferred for ten months from the final day of the loan forgiveness period (the “Deferral Period”). Although the Company believes the PPP loan proceeds were used in accordance with the CARES Act guidance, the Company has not yet determined if any of the PPP loan is subject to forgiveness and has therefore continued to show the entire PPP loan as an obligation on its financial statements. Any unforgiven portion of the PPP loan is payable over the two-year term, with payments deferred during the Deferral Period. The Company may elect to prepay the unforgiven loan at any time without payment of any premium.

Results Of Operations

During the nine months ended September 30, 2020, we generated revenues of $16.6 million compared to revenues of $17.1 million during the nine months ended September 30, 2019, a decrease of $0.5 million, or 3%. Product sales revenue increased $0.6 million primarily due to an increase in cultivation equipment sales while services revenue decreased $1.1 million primarily due to a decrease in the average size of the facilities being designed. A portion of the decrease in revenues was the result of clients deferring spending due to the impacts of COVID-19. As a result of the deferred spending, many of the completion dates in our client contracts were extended, but no contracts were lost. We signed 57 new engineering design project contracts in the nine-month period ended September 30, 2020, including six new projects in Europe, and secured our first horticulture commissioning project, an East Coast based lettuce facility.

During the nine months ended September 30, 2020, cost of revenues was $12.6 million compared to $11.5 million during the nine months ended September 30, 2019, an increase of $1.1 million, or 9%. This increase is attributable to an increase in revenue from our lower margin product equipment sales and a reduction in our higher margin services revenue.

Gross profit was $4.0 million (24% of revenue) during the nine months ended September 30, 2020 compared to $5.5 million (32% of revenue) during the nine months ended September 30, 2019. Gross profit as a percentage of revenue decreased due to a revenue mix shift in the current period favoring product versus services revenue as noted above.

Operating expenses decreased by $3.1 million, or 32%, to $6.5 million for the nine months ended September 30, 2020 compared to $9.6 million for the nine months ended September 30, 2019. The decrease in operating expenses was comprised of a $2.0 million reduction in general operating expenses, mainly due to reduced salary and travel expenses, a $0.7 million reduction of marketing related expenses, and a $0.2 million reduction in stock-based compensation expense.

Non-operating expenses decreased $0.2 million to $1.5 million for the nine months ended September 30, 2020, compared to $1.7 million for the nine months ended September 30, 2019. Interest expense, excluding $0.8 million related to the amortization of convertible debentures in the nine months ended September 30, 2019, increased $0.7 million due to the increase in debt over the comparable periods. For the nine months ended September 30, 2020 and 2019, the Company recognized an impairment loss of $0.3 million and $0.5 million, respectively, related to the investment in TGH. The Company also incurred a $0.2 million expense for contingent consideration from the acquisition of Impact during the nine months ended September 30, 2020.

As a result of the above, we incurred a net loss of $4.0 million for the nine months ended September 30, 2020, or a loss per share of $0.14, compared to a net loss of $5.7 million for the nine months ended September 30, or a loss per share of $0.22.

Comparison of Results of Operations for the three months ended September 30, 2020 and 2019

During the three months ended September 30, 2020, we generated revenues of $8.4 million compared to revenues of $5.6 million during the three months ended September 30, 2019, an increase of $2.8 million, or 50%. Product sales revenue increased $3.3 million primarily due to an increase in cultivation equipment sales while services revenue decreased $0.5 million primarily due to a decrease in the average size of facilities being designed. We signed 15 new engineering design project contracts in the three-month period ended September 30, 2020.

During the three months ended September 30, 2020, cost of revenues was $6.7 million compared to $3.7 million during the three months ended September 30, 2019, an increase of $3.0 million, or 82%. This increase is attributable to an increase in revenue from our lower margin product equipment sales and a reduction in our higher margin services revenue.

Gross profit was $1.7 million (20% of revenue) during the three months ended September 30, 2020 compared to $1.9 million (35% of revenue) during the three months ended September 30, 2019. Gross profit as a percentage of revenue decreased due to a revenue mix shift in the current period favoring product versus services revenue as noted above.

Operating expenses decreased by $1.4 million, or 42%, to $1.9 million for the three months ended September 30, 2020 compared to $3.3 million for the three months ended September 30, 2019. The decrease in operating expenses was comprised of a $1.0 million reduction in general operating expenses mainly due to reduced salary and travel expenses, a $0.3 million reduction of marketing related expenses, and a $0.1 million reduction in stock-based compensation expense.

Non-operating expenses decreased $0.9 million to $0.5 million for the three months ended September 30, 2020, compared to $1.4 million for the three months ended September 30, 2019. Interest expense, excluding $0.8 million related to the amortization of convertible debentures in the nine months ended September 30, 2019, increased $0.3 million due to the increase in debt over the comparable period. In the three months ended September 30, 2019 the Company recorded a $0.5 million impairment loss related to TGH. The Company incurred a $0.2 million expense for contingent consideration from the acquisition of Impact during the three months ended September 30, 2020.

As a result of the above, we incurred a net loss of $0.7 million for the three months ended September 30, 2020, or a loss per share of $0.02, compared to a net loss of $2.8 million for the three months ended September 30, 2019, or a loss per share of $0.11.

NON-GAAP FINANCIAL MEASURES

The Company uses the supplemental financial measure of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as a measure of our operating performance. Adjusted EBITDA is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it is not a substitute for other measures prescribed by GAAP such as net income (loss), income (loss) from operations, and cash flows from operating activities. We define Adjusted EBITDA as net income (loss) attributable to urban-gro, Inc., determined in accordance with GAAP, excluding the effects of certain operating and non-operating expenses including, but not limited to, interest expense, depreciation of tangible assets, amortization of intangible assets, impairment of investments, and stock-based compensation that we do not believe reflect our core operating performance.

Our board of directors and management team focus on Adjusted EBITDA as a key performance and compensation measure. We believe that Adjusted EBITDA assists us in comparing our operating performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance.

The following table reconciles net loss attributable to the Company to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Loss	$(694,281)	$(2,809,530)	$(3,959,882)	$(5,719,404)
Interest expense	393,158	125,733	1,057,501	374,850
Interest expense – amortization of convertible debentures	–	796,233	–	796,233
G&A – amortization of convertible debentures	–	167,834	–	167,834
Impairment loss	–	506,000	310,000	506,000
Stock-based compensation	399,258	509,219	1,391,807	1,606,355
Contingent consideration – purchase price	155,000	–	155,000	–
Depreciation and amortization	61,339	73,928	181,750	193,956
Adjusted EBITDA	$314,474	$(630,583)	$(863,824)	$(2,074,176)

Adjusted EBITDA for the nine months ended September 30, 2020 was a negative $0.9 million, compared to a negative $2.1 million for the nine months ended September 30, 2019, due to the offsetting effects of reduced operating expenses and reduced gross profit. Adjusted EBITDA for the three months ended September 30, 2020 was $0.3 million compared to a negative $0.7 million for the three months ended September 30, 2019, due primarily to reduced operating expenses.

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

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $213,392, which represented a decrease of $235,311 from December 31, 2019.

Since inception, we have incurred significant operating losses and have funded our operations primarily through issuances of equity securities, debt, and operating revenue. As of September 30, 2020, we had an accumulated deficit of $20,850,508, a working capital deficit of $4,833,132, and negative stockholders’ equity of $6,703,947. Our ability to generate sufficient revenues to pay our debt obligations and accounts payable when due remains subject to risks and uncertainties. These risks and uncertainties raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements in connection with this Report are issued. The condensed consolidated financial statements included in this Report have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon, among other things, our ability to generate revenue, control costs and raise capital. Such capital, however, may not be available, if at all, on terms that are acceptable to us.

As described above in Note 9 to the Condensed Consolidated Financial Statements, on February 21, 2020, we entered into the Credit Agreement, providing for a senior secured demand term loan facility in the amount of C$2.7 million ($2.0 million) and a demand revolving credit facility of up to C$5.4 million ($4.0 million). Our failure to obtain additional debt or equity financing in the future could have a negative impact on our ability to continue as a going concern or to grow and expand our operations, which will have a negative impact on our anticipated results of operations. As of September 30, 2020, we had no availability under the revolving credit facility.

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

If we do not raise enough funds from a financing, or generate sufficient operating cash flow, or if additional expenditures and acquisitions are identified and we cannot use our securities as compensation, we will need additional funding to continue to implement our business plan and to execute our strategic initiatives. Other than the availability pursuant to the Revolving Facility, we do not currently have an agreement with any third party to provide us with such financing and there can be no assurances that we will be able to raise any capital on commercially reasonable terms, or at all. If we require additional capital and are unable to raise the same, it could have a material negative impact on our results of operations.

Net cash used in operating activities was $3.0 million during the nine months ended September 30, 2020, compared to $0.1 million used for the nine months ended September 30, 2019. Operating cash has been positively impacted from an increase in client deposits as demand for our services and equipment solutions increased in the nine months ended September 30, 2020. At September 30, 2020, we had $4.1 million in client deposits related to client orders, which compared favorably to client deposits of $2.9 million as of December 31, 2019. We require prepayments from clients before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the client deposits liability account when received. Our standard policy is to collect the following before action is taken on a client order: 50% deposit; and the remaining 50% payment made prior to shipping. We expect client deposits to be relieved from the deposits account no longer than 12 months for each project. We do not have trade payable terms with most of our vendors and as a result, we are required to prepay a portion or all of the total order. At September 30, 2020, we had $1.1 million in accounts payable, compared to $3.8 million at December 31, 2019.

Net cash used in investing activities was $0.1 million for the nine months September 30, 2020, compared to $0.9 million during the nine months ended September 30, 2019. Historically, cash has been used to increase our investments in strategic partnerships and to acquire property and equipment. We do not anticipate using significant cash in the future to invest in strategic partnerships. We will continue to have ongoing needs to purchase property and equipment to maintain our operations. We have no material commitments for capital expenditures as of September 30, 2020.

Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2020, compared to $3.3 million during the nine months ended September 30, 2019. Cash provided from financing activities during the nine months ended September 30, 2020 primarily relates to $5.3 million in proceeds received from the issuance of debt and a $1.0 million long-term loan, offset by $2.8 million used in the repayment of notes payable and $0.6 million in financing fees related to the issuance of debt.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2020.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s 2019 Form 10-K. During the nine months ended September 30, 2020, there were no material changes made to the Company’s significant accounting policies.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2020, at reasonable assurance levels.

We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management team, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our nine months ended September 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best of our management’s knowledge and belief, there are no material claims that have been brought against us nor have there been any claims threatened.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation ((incorporated by reference to Current Report on Form 8-K filed on October 30, 2020).

3.2	Bylaws of Registrant (incorporated by reference to Current Report on Form 8-K filed on October 30, 2020).

10.1	First Amendment to Loan Agreement, dated as of September 4, 2020, by and among the Registrant, urban-gro Canada Technologies Inc., Impact Engineering, Inc. and Bridging Finance Inc.

10.2	Agreement, dated as of September 18, 2020, by and between the Registrant and George (Bob) Pullar.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2020.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer, a duly authorized officer

By:	/s/ Richard Akright
Richard A. Akright, Principal Financial Officer and Principal Accounting Officer

