Form 10-K
period 2020-12-31
urban-gro, Inc.
filed 2021-03-31
CIK 1706524

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 000-52898

URBAN-GRO, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5158469
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1751 Panorama Point Unit G Lafayette, CO	80026	(720) 390-3880
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	UGRO	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller Reporting Company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2020 was $8,359,761.

As of March 26, 2021, the registrant had 10,866,471 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

PART I

Item 1. Business

Background

urban-gro, Inc. (together with its wholly owned subsidiaries, collectively “urban-gro”, “we”, “us” or “the Company”) was originally formed on March 20, 2014, as a Colorado limited liability company. In March 2017, we converted to a Colorado corporation and exchanged shares of our common stock for every member interest issued and outstanding on the date of conversion. On October 29, 2020, we reincorporated as a Delaware corporation. On December 31, 2020, we effected a 1-for-6 reverse stock split with respect to our common stock. All information in this Report gives effect to this reverse stock split, including restating prior period reported amounts.

Overview

urban-gro is a leading engineering and design services company focused on the sustainable commercial indoor horticulture market. We engineer and design indoor controlled environment agriculture (“CEA”) facilities and then integrate complex environmental equipment systems into those facilities. CEA is a market segment that is defined by type of facility, and has no correlation to the industry, or more specifically the crop being grown in the facility. The CEA segment is represented by any horticultural facility that is fully self-contained, and has a fully-controlled environment. There are three facility types that meet these qualifications:

i.	Indoor Facilities - new building; or the retrofit of an existing building;
ii.	Vertical Farms – a building with a smaller footprint that is built up vertically and we view this category as including modular container farms; and
iii.	Greenhouses – traditional and made out of a variety of translucent materials as to provide natural sunlight for the crop being grown.

While historically we have been focused on engineering, design, and equipment integration into indoor facilities, of which some are ultimately used for the cultivation of plant-based medicines, we are planning to expand our reach within CEA across both facility type and crop type. The term “plant-based medicines” includes (i) a wide array of herbal supplements including but not limited to curcumin, saffron extract and ginger, (ii) cannabidiol (“CBD”) based therapeutics, (iii) cannabis based therapeutics and (iv) a host of medicines derived from plants such as caffeine, menthol, foxglove and others. We are focusing on expanding to the vertical farming CEA sub-segment, which is ultimately and predominantly used for the cultivation of a variety of crops including, but not limited to, leafy greens, herbs, cucumbers, peppers, and strawberries. As the global horticulture market has become more focused on the safety of the food supply chain, reducing emissions with current transportation methods associated with these crops, and, growing local, we are confident that the vertical farming CEA sub-segment will represent a significant and increasing share of our revenue and be a significant factor in our organic growth moving forward.

Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and cannabis. Historically, a large number of our clients were cannabis producers, and we still do substantial work for those clients, but we have shifted our priorities to non-cannabis crops as we seek to address a broader market. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running.

Since commencing business in March 2014, we have introduced new equipment solutions, products and services to the CEA market, expanded our ongoing operations across North America, and most recently, we have entered into several engagements in Europe, and we plan on opening a European Headquarters office.

The majority of our clients are commercial CEA cultivators. We believe one of the key points of our differentiation that clients value is the depth of experience of our employees and our Company. We currently employ 47 individuals. Approximately two-thirds of our employees are considered experts in their areas of focus, and our team includes Engineers (Mechanical, Electrical, Plumbing, Controls, and Agricultural), Professional Engineers, and individuals with Masters Degrees in Plant Science, Horticulture, and Business Administration. As a company, we have worked on more than 300 indoor CEA facilities, and believe that the experience of our team and Company provide clients with the confidence that we will proactively keep them from making common costly mistakes during the build out that impact operational stages. Our expertise translates into clients saving time, money, and resources through expertise that they can leverage without having to add headcount to their own operations. We provide this experience in addition to offering a platform of the highest quality equipment systems that can be integrated holistically into our clients’ facilities.

Our Services and Integrated Equipment Solutions

We aim to work with our clients from inception of their project in a way that provides value throughout for the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of engineering and managed services complemented by a vetted suite of select cultivation equipment systems. Outlined below is an example of a complete project with estimated time frames for each phase that demonstrate how we provide value to our clients.

Our indoor commercial cultivation solution offers an integrated suite of services and equipment systems that generally fall within the following categories:

●	Service Solutions:

●	Engineering and Design Services – A comprehensive triad of services including:

i.	Cultivation Space Programming (“CSP”)

ii.	Integrated Cultivation Design (“ICD”)

iii.	Full-Facility Mechanical, Electrical, and Plumbing (“MEP”)

●	A service offering including:

i.	Training Services

ii.	Facility and Equipment Commissioning Services

●	Integrated Equipment Solutions:

i	Design, Source, and Integration of Complex Environmental Equipment Systems

ii	Value-Added Reselling (“VAR”) of Cultivation Equipment Systems

iii	Strategic Vendor Relationships with Premier Manufacturers

Service Solutions

Engineering and Design Services

As a leader in indoor CEA facilities, we provide our clients with service offerings that span from engineering design to the operational stages of the facility. Our engineering and design services offering includes three engagements: CSP, ICD, and MEP.

●	CSP revolves around early-stage engagement with stakeholders and provides for a basis of design that optimizes for interactions between people, plants and processes, saving stakeholders money and time, immediately and in the future, through smart, informed decision-making.
●	ICD revolves around professionally designed layouts for climate control, fertigation, benching, air flow and lighting, together ensuring optimal space utilization and product performance. These detailed plans are taken through the Construction Document stage and are leveraged by our clients to efficiently solicit contractor bids.
●	MEP engineering design focuses on the gross square footage of the building, not just the cultivation space, which in turn eliminates the “gap” between cultivation systems and the building systems. We provide engineered construction contract documents for mechanical, heating, ventilation, and air conditioning (“HVAC”), plumbing and electrical systems required for the building permits necessary to obtain a Certificate of Occupancy.

Our Service Offering

We provide value for clients in the form of facility commissioning and staff training. Combined, this solution focuses on the troubleshooting, tuning, and support of a myriad of cultivation systems and equipment while further providing guidance for client interactions with tradespeople working on HVAC, electrical, and plumbing in the facility.

Many of the current service options available to clients are isolated to vendors providing post-sale service for a single piece of equipment – whereas our service has a cultivation-level view of the complex system made up by each piece of equipment.

Training Services. Complex cultivation systems encompass a multitude of variables and environment readings such as temperature, relative humidity, vapor pressure differential (VPD), electrical conductivity (EC), pH, network status, light status, photosynthetically active radiation, sunrise/sunset modules, CO2, HVAC status, fan status, vents (including windward and leeward), shades, network status and flow rates. In our CEA world there is a scarcity of skilled labor which impedes our clients’ ability to drive operating proficiency across their teams. Our engineering team uses a series of tools and processes to ensure clients are proactive in preventing equipment downtime, can operate all equipment and processes fluently, and have expert support in resolving potential issues. These services range from equipment standard operating procedure (“SOP”) libraries to staff training sessions. With a unique knowledgebase acquired from both our commissioning and training for a wide breadth of cultivation equipment, we provide our clients’ teams with the skills to minimize equipment downtime and optimize processes in their facilities.

Facility and Equipment Commissioning Services. Today’s cultivation systems are custom designed and extremely complex. Our team of project managers and engineers supports the installation process by coordinating with a client’s engineers and stakeholders to avoid project bottlenecks while supporting construction trades. Our commissioning team ensures that the equipment is installed according to the design and operates per the defined manufacturer specifications.

Program Overview and Pricing. We estimate that, on average and depending on the crop, CEA facilities can lose up to $10,000 per 1,000 square feet of canopy per day when offline – our training services are centered around proactively minimizing this potential loss for a fraction of the cost. Our clients are best described as automation- and margin-focused and have an understanding of the importance of preventing downtime in their facilities.

Related-Party Hardware and Software Platforms. Since initially collaborating with California-based Edyza Corporation (“Edyza”) in 2018, our multiple investments have culminated into a 19.5% equity position in Edyza. Edyza’s IoT platform employs a robust, high performance, proprietary, tree-mesh wireless network topology and utilizes wireless hardware sensors to acquire data within the cultivation environment. Our training services can help clients utilize the data garnered from these sensors to provide a high-resolution understanding of what’s happening within a client’s facility through detailed multi-point information on temperature, humidity, barometric pressure, soil moisture, and electrical conductivity.

Integrated Equipment Solutions

While our engineers play an integral part in the design of most of the complex equipment systems that are then integrated into a CEA facility, we also provide consultative reselling of more common solutions that we integrate into the overall design. For CEA, the environmental goal is to maintain a stable and consistent VPD according to the client’s priorities through environmental control of relative humidity and temperature during all stages of growth. There are four main variables in CEA that affect plant growth (and can impact VPD): (i) water and nutrients; (ii) environmental control; (iii) CO2; and (iv) lighting.

Design, Source, and Integration of Complex Environmental Equipment Systems

Complex Environment Systems for CEA include the integration of environmental controls, fertigation and irrigation distribution, a complete line of water treatment and wastewater reclamation systems, and purpose-built HVAC equipment systems.

The most significant variable of interest in a CEA facility is the control of the environment, which is accomplished through the integration of both environmental controls and the purpose-built HVAC system. Without proper design, the environmental control system is the most influential variable in terms of temperature and relative humidity control within an indoor agriculture space. With properly designed equipment, the environmental controls variable is less volatile, enabling efficient growing conditions.

Purpose-built HVAC equipment systems will provide a more stable environment, maximize plant health and yields, minimize crop loss, minimize utility costs, save on capital equipment, and maximize sustainability. Additionally, private studies of a partner comparing purpose-built HVAC environmental controls equipment to standard commercial HVAC and dehumidification, found increased crop yields with purpose-built equipment.

VAR of Cultivation Equipment Systems

We act as an experienced VAR to our clients when selling vetted best-in-class commercial horticulture lighting solutions, rolling and automated container benching systems, specialty fans, and microbial mitigation and odor reduction systems. The acquired knowledge of how each of these systems work in combination with and in tangent to the overall ecosystem is a significant benefit that our engineers and product experts offer to our clients. Not only are many competing products reviewed in each category with the intention of vetting the best solution, we continually search out and review competing technologies to ensure that only the best-in-class equipment systems are integrated into our projects. As such, we believe it will be imperative to maintain and to continue to develop close relationships with both existing and new leading technology and manufacturing providers.

Today, we typically do not sell any cultivation equipment systems individually as a one-time sale. The majority of equipment sales are sold as part of a larger all-encompassing project solution that spans over a 12 to 18 month period and includes engineering design and the sale of both custom complex and more standard equipment systems.

Strategic Vendor Relationships with Premier Manufacturers

We work closely with leading technology and manufacturing providers to deliver an integrated solution designed to achieve the stated objectives of our clients. While we previously manufactured certain lighting products, we discontinued all manufacturing in 2019, although we continued to sell existing inventory through 2020. Although we have numerous provider relationships, three vendors are particularly important to our solution: Fluence, Argus, and Desert Aire.

●	Fluence’s LED-based lighting systems are designed to provide high levels of photosynthetically active radiation ideal for commercial cultivation and research applications. From sole-source indoor grow lighting to supplemental greenhouse lighting, Fluence custom tailors the light spectrum and form-factors to optimize plant growth and increase yields while consuming less energy and reducing operating costs as compared to legacy technologies.

○	After working closely together since early 2019, we have demonstrated our value to Fluence by engaging with clients, and introducing their product line, up to 18 months prior to facility start-up.

○	Building on this success, in the second quarter of 2020, we signed an exclusive two-year global System Integrator Agreement with Fluence.

●	Argus provides automated control systems for the horticulture and aquaculture industries. Argus systems provide three essential functions: (i) fully integrated equipment control; (ii) advanced monitoring and alarms; and (iii) comprehensive crop and environmental data acquisition and management information. Argus capabilities include facilities automation and specialty monitoring and control applications to support the needs of cultivators. Argus’ systems are used in horticulture and biotechnology research facilities, universities, aquaculture and aquaponics, and many other custom control applications at sites throughout the world.

○	In the fourth quarter of 2019, we renewed our multi-year strategic agreement with Argus to provide cultivators in North America with industry-leading, plant-centric solutions for environmental control, automation, and nutrient management.

○	We have worked with Argus on over 50 projects and the extended agreement demonstrates both companies’ commitment to client success through early and ongoing collaboration with cultivators throughout their project lifecycles.

●	Desert Aire manufactures commercial and industrial humidity and climate control systems, including their purpose-built GrowAire™ solution which has been designed specifically to meet the sensible and latent needs of indoor growing climates in the CEA space.

○	In the first quarter of 2020, we signed an agreement with Desert Aire to be a Systems Integration National Account within the agriculture market.

We have not experienced any material changes in the availability of equipment systems and products from Fluence, Argus, or Desert Aire.

Sales and Marketing Strategy

Sales Overview

Our sales team is comprised of one Executive Vice President, three Directors of Sales, one Sales Operations Manager, and one Sales Associate. The Directors of Sales, serving as “relationship ambassadors,” are located across the United States and are tasked with cultivating leads, generating and supporting sales, and managing client relationships.

With the experience garnered from providing engineering and design services to over 300 CEA projects, and our continued research on finding best-in-class complex equipment solutions, our clients choose to work with us because our team custom tailors a solution to address the client’s unique combination of process flow, complex environmental systems, cultivation equipment solutions, and any potential sensitivities of the crop.

When potential clients express an interest in our solution, we provide them with a technical expert, referred to as a sales engineer, who can quickly and effectively explain a proposed solution to resolve the client’s specific challenges. We believe this technical sales process requires true segment expertise, which we also believe has not been readily available to indoor cultivators. Our team includes talented and experienced individuals including licensed Professional Engineers, as well as individuals with Masters Degrees in Business Administration, Plant Science, Horticulture, and post-secondary degrees in Environmental Science, Horticulture, Agricultural Engineering, and Electrical/Mechanical/Controls Engineering. We leverage these technical experts in their areas of expertise to continually find and vet what we believe are the best-in-class solutions, and then educate and inform our clients on best solution use and techniques.

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

Sales Cycle and Average Revenues and Gross Margins

We generate revenue and profits based on selling engineering design and managed services, customized environmental and cultivation equipment systems, and consumable products once facilities are operational.

Sales Cycle. At the outset of a client design project, we utilize a proprietary project estimation tool that accounts for multiple variables relating to the size and complexity of the new or retrofitted facility. This tool optimizes the facility layout, taking into consideration the initial costs of all custom cultivation equipment systems as well as the ongoing operational costs associated with labor and utilities required to move the crop, in order to establish a facility that meets the objectives of the client. After the project estimate is determined, a design fee and project deposit are determined. The design fee is dependent on the desired design services and on the complexity of the overall project, including facility and canopy size, type and complexity of controls and irrigation distribution system, which is dependent on number of irrigation zones, types of nutrients, and the number of individual plants that require irrigation. We provide our solution pursuant to a contract that typically requires a project design deposit equal to 50% of the project estimate, with the remaining balance due prior to delivery of the construction documents, which collectively takes, approximately twelve months.

Following the design stage, we contract with clients to procure and sell customized equipment systems. To begin the procurement process, we charge a deposit ranging from 20% to 50% of total cost, which varies based on lead time, complexity, and the type of systems. After the procurement window, which ranges from one week to five months to allow for the manufacturing and assembly of systems, we charge a final shipment payment for the balance owed, which is due within two weeks of system readiness and prior to shipment. Following installation of the systems, we dispatch an engineering team for commissioning they systems.

Once the client’s facility is operational, we are able to support the client’s ongoing operations by selling consumable products to ensure the facilities function at optimal performance.

Revenues and Gross Profit Margins by Category. Service Revenues for engineering design services contracts can be hundreds of thousands of dollars, depending on the spectrum of services desired by the client and the size of the facility. Product Revenues for customized equipment systems can be millions of dollars, depending on the size of the cultivation facilities, the complexity and types of systems purchased by the client, and the number of systems purchased by the client. Sales of consumable products are typically of a recurring nature each month to a client and can be in the tens of thousands of dollars.

Targeted gross profit margins for each of the Company’s revenue categories are as follows:

●	Engineering design services – thirty to sixty percent;
●	Customized equipment systems - mid-teens to mid-thirty percent; and
●	Consumable products revenues - high-teens to high-twenty percent.

Gross profit margins on engineering design services and customized equipment systems are highly dependent on the complexity and size of the project.

Our Clients

We primarily market and sell our products and services to CEA operators and facilitators in the United States and Canada. Our historical client base has been comprised of indoor commercial cultivators seeking to grow high-quality cannabis crops. Since launching the engineering and design division in 2018, we have designed and assisted in the build-out of 300+ projects for some of the largest independent and multi-state operators in both the United States and Canada. Although the cannabis market has been our historical target market and an unknown but substantial portion of all of our revenues to date have been generated from clients in the cannabis industry, we are seeking to diversify our client base by expanding our reach within CEA. The term “plant-based medicines” includes (i) a wide array of herbal supplements including but not limited to curcumin, saffron extract and ginger, (ii) CBD based therapeutics, (iii) cannabis based therapeutics and (iv) a host of medicines derived from plans such as caffeine, menthol, foxglove and others. We are focusing on expanding to the vertical farming CEA sub-segment, which is ultimately and predominantly used for the cultivation of a variety of crops including, but not limited to, leafy greens, herbs, cucumbers, peppers, and strawberries. During 2020, we also continued exploring the potential demand for our solutions in select countries, including those within Latin America and Europe.

Marketing Strategy

We provide our clients with equipment and service solutions for their facility that empowers their success for the life of their grow — from early stage facility programming, engineering design, and the integration of complex equipment systems, through commissioning / facility start-up services. Our team of engineers and experts understand the highly regulated market, challenges, and opportunities unique to cultivators.

Marketing serves two general purposes at urban-gro – brand image and lead generation.

Brand Image

Our marketing strategy is to position urban-gro as a leading engineering and design services company that integrates complex environmental equipment systems into high-performance indoor CEA cultivation facilities for the global commercial horticulture market. Managing the clarity of our brand is a key component of supporting our organization’s growth initiatives and lead generation. We support our brand through (i) interviews, (ii) website, (iii) e-commerce, (iv) events, and (v) corporate responsibility.

Interviews. We retain a public relations firm to amplify our business objectives through earned media to support of our corporate activities and marketing functions. The focus of our publicity efforts is to engage and inform key audiences, build relationships, and provide vital feedback for analysis and action. Our spokespeople have received media training and are briefed prior to each interview.

Website. Our online experience supports our brand by being both educational and transactional. By applying an established set of key metrics, user activity on the website is used to generate Marketing Qualified Leads (“MQL”) to be passed to the sales team for engagement. With the technology advancements and market expansion into CEA, our website offers educational content for investors, managers, and cultivators to ensure they are considering key facility programming, design, and engineering aspects critical to high-performance buildings. Given our team’s early involvement with indoor cultivation, our experts are uniquely positioned to share knowledge, thereby qualifying us for future projects. As a lead-generation tool, the urban-gro website produces qualified, trackable sales leads. The leads move through the qualification and nurture process before being passed to sales and engaged by the appropriate contact for advancement through the sales funnel.

Events. In the era of COVID-19, events and tradeshows have changed dramatically. Now virtual experiences, we participate in select events promoting thought leadership through speaking and participation on panels. Event sponsorship is carefully evaluated with clear goals and objectives established ahead of time. Participation in events must meet the following four-part qualification criteria: 1) engaging with potential clients during and after the event, 2) building a network of collaborative design and construction firms across North America, 3) repurposing event content and delivering across our digital media platforms as curated content, and 4) continue to protect our brand, image and reputation as the thought and delivery leader in the CEA marketplace. According to Freeman, a top leader in event logistics, in-person events are anticipated to resume in the second quarter 2021 at the earliest. This is subject to change based upon the developments of COVID-19 in the spring of 2021.

Corporate Responsibility. We leverage our leadership position in the market as an opportunity to promote our corporate values of inclusion, innovation, and connection.

●	Inclusion: Internally, we hire and promote underrepresented communities in STEM (science, technology, education, mathematics). Our project design and engineering teams reflect our commitment as demonstrated by leadership positions held by women across our project design, project management, and client engagement departments.
●	Innovation: CEA is an industry that is rapidly advancing, testing, and adopting new technologies. Our corporate development team works closely with our project design and engineering teams to vet new products and ensure they align with our corporate responsibility needs.
●	Connection: Through our outreach efforts across the United States and Canada, we represent a company committed to the development and nurturing of a deeper understanding across all disciplines of CEA, food production, and being on the leading edge of emerging industry-related innovations.

○	We have been a long-time supporter of HeroGrown, an organization that provides Veterans, First Responders, and their families with free access to benefit-rich CBD. Through “Operation CBD Drop,” HeroGrown provides an alternative to those struggling with addiction to deadly drugs prescribed for service-related injuries and psychological disorders.
○	Through our Client Appreciation Events at major tradeshows across North America, we raise awareness and funds for local charities. These events serve as opportunities for non-profits to bolster career opportunities, economic development, veteran health and housing, and other causes.

Lead Generation

We generate interest in our services and equipment solutions through a strategic approach to lead generation combining owned, earned, and paid marketing activities. These lead generation campaigns include advertising, contributed articles and news stories, newsletters, referral agreements, social media, and tradeshows / webinars.

Advertising (Traditional and Digital): We advertise with traditional print media outlets, as well as digitally through targeted pay-per-click campaigns. Ad components include educational offerings as well as a clear call-to-action. Social media promotion is also leveraged as a part of the overall advertising strategy but on a very targeted basis.

Contributed Articles and News Stories: Contributed articles and news stories support and further our reputation and showcase our expertise in key areas of facility programming, engineering design, and facility operations.

Newsletters: We provide a free newsletter which provides insight into cultivation practices, product promotions, and client spotlights. These newsletters are a great opportunity to educate the audience on our full extent of services and products, as well as demonstrate how we add value through expert experience and oversight.

Referral Agreements: Third-party endorsements are powerful referral systems for lead generation. We have developed agreements with key influencers and affiliated industry companies.

Social Media: As a part of our digital marketing efforts, we produce original and curated content across our social channels including Instagram, Facebook, LinkedIn, and TikTok.

Trade Shows, Webinars and Panel Discussions: Tradeshows in the age of COVID-19 have been transformed into virtual events. We participate in select events as speakers and panel participants.

Growth Strategy

Our employees and the application of their acquired knowledge is our most valuable asset as an organization. Our growth strategy involves leveraging this considerable strength as a basis for growth across three pillars of focus and exploration. These three pillars allow us to continue to provide value to our current and future clients:

1.	Expertise as a Service
2.	Expansion of Geographical Reach
3.	Expansion within the Commercial Horticulture Segment

1. Expertise as a Service

We have always aimed to provide the highest level of service and expertise to our clients from initial cultivation ideation to helping prior to go-live to proactively solve for issues that may arise once operations begin and continue at their facilities. Our commissioning and training services allow our clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running.

2. Expansion of Geographical Reach

While we will continue to establish our end-to-end solution as the industry standard for CEA indoor cultivation, we intend to continue to focus on integrating our expertise and service offerings with the best available technologies to allow our clients to achieve operational superiority and profitability. While we believe that the U.S. market will experience continued strength, and this will represent significant growth opportunities for us, we also intend to expand our reach within Europe.

European Expansion - Historically, our business has found success with clients in the United States and Canada. While North America currently presents the dominant opportunity for indoor new build and retrofit CEA facilities, the European CEA market, especially in the vertical farming sub-segment, is rapidly expanding.

We first entered the European market in early 2020, through key partners who have brought us into opportunities as a value-added component to their own sales cycle. We have demonstrated the transferability of our expertise to the EU and have closed several deals to provide value-added solution services to European clients. Further, in Switzerland, where the majority of our engineering and design contracts were signed, the plant-based medicines market (hemp-derived CBD) has shown a strong, positive response for our solutions. Based on our due diligence, we believe that the most common facilities in demand in this market will mirror that of our niche – indoor, CEA, GMP-certified operations. We will look to capitalize on our current approach and expand our reach into Europe with our services and products through a staged and cost-efficient approach by first entering the market through our strong partnerships and leveraging our existing U.S.-based engineering expertise and overhead.

The term “plant-based medicines” includes (i) a wide array of herbal supplements including but not limited to curcumin, saffron extract and ginger, (ii) CBD based therapeutics, (iii) cannabis based therapeutics and (iv) a host of medicines derived from plans such as caffeine, menthol, foxglove and others.

Approach to Market Expansion - Due to the rapid development of the European market and the lack of established companies experienced in the design, construction, and operations of indoor cultivation facilities, we will make a strategic and staged entry into the European market to ensure a sustainable use of resources and capital. The market entry will be designed around a three-phased approach:

●	Phase One – Focus on establishing a client base and pipeline surrounding early license applicants and current license holders by providing facility and systems design for indoor projects.
●	Phase Two – Building on established vendor relationships, integrate purpose-built custom environmental equipment systems from U.S. manufacturers into our European offering.
●	Phase Three – Incorporate the development of the initial two phases combined with the partnerships, joint ventures, and domestic manufacturing of equipment to provide a turn-key project solution offering in Europe.

We believe this three-phased approach, paired with the evolution of partnerships and domestic equipment manufacturing, will establish us as an experienced leader and solution provider in the design, engineering, and turn-key systems for the European indoor CEA market.

3. Expansion within the Commercial Horticulture Segment

Utilizing our in-house engineering capabilities and synergies, we confidently believe that we can efficiently expand our diversification to include working on projects in the CEA indoor vertical farming market segment in both the North American and European markets.

Global CEA Vertical Farming Segment - CEA vertical farm facilities for cultivation are typically indoor warehouse farms and plant factories that are in purpose-built or retrofitted facilities.

According to Allied Market Research, the global vertical farming market is estimated to reach $12.8 billion by 2026, with a compounded annual growth rate of 24.6% from 2019 to 2026. The market for non-container facilities—on which we already focus and have had success—is forecasted to grow even faster. This rate of growth forecast is buttressed by the fact that more and more food will be needed closer to where population resides, and CEA eliminates many of the risks of traditional agriculture, minimizing risk and allowing localities to be closer and control their food supply more readily.

Market Entry - Our end-to-end approach, solutions, and expertise are applicable for and valuable to clients creating high performance indoor vertical farms to cultivate high value crops such as leafy greens, micro-greens, herbs, peppers, or even floriculture. After studying the opportunity over the last two quarters, we see relatively few barriers to entry as:

●	our engineers’ design expertise in indoor CEA seamlessly flows through to indoor vertical farming facilities;
●	our experts’ backgrounds are predominantly built on a commercial horticulture foundation; and

●	our acquired expertise in engineering over 300 indoor CEA projects with the highest valued crop in the world will allow us to design high performance vertical farms.

Our approach to entering this market will follow what we have done as we entered Europe – we will continue to reinforce our core strengths as we expand into new markets through our partnerships. The first phase of entering this CEA market will be as a value-add to our partners who already successfully sell to this market in North America. As we find success here, we will look to continue to partner to accelerate our reach and begin to supply much of the equipment needed to build out a facility, and finally, after identifying and solving for any potential gaps, we will look to offer turn-key, end-to-end design, engineer, and build services for indoor CEA facilities.

Acquisition Strategy - While entering any new market can be challenging, we believe that our existing brand combined with the strength of our partnerships and expertise will allow us to capture a meaningful amount of this market through targeting the most sophisticated, well-funded producers who are in need of a partner that has a demonstrated history of success growing crops in this way.

To speed up our expansion plan, and with the intention of forming strategic relationships to assist in lead generation, we plan to place investments in or acquire horticulture-related positive cash flow entities at discounted prices based upon the synergistic upside available for both organizations.

Our Competition

While we feel that our complex end-to-end solution places us as a leader in the CEA segment, we do face competition from companies that offer some, but not all, portions of an all-encompassing facility package. Further, these companies often outsource to third parties for the integration and sale of equipment systems and products, particularly within the cannabis industry. We also compete with other smaller and mid-sized companies that focus primarily on either engineering design services or product sales. Within the services space, there are several product or services specific competitors that offer similar services, such as MEP services or basic fertigation design. Currently, we view our competition to be focused on equipment sales that are predominantly commodity “off-the-shelf” items like lighting and other cultivation staple products, both pre- and post-startup. This competition comes from traditional wholesale horticulture dealers, online retailers, and some manufacturers who sell direct.

Greenhouse manufacturers and European systems integrators may increasingly seek to offer comprehensive product and service solutions to compete with our integrated solution, but they are primarily focused on the greenhouse industry, and not on indoor CEA facilities. European systems integrators in particular are experienced and have a strong operating history in traditional horticulture and provide specialized, intensive, and large-scale solutions that revolve around greenhouse projects. Instead of competing with these integrators, we find ourselves working with them and combining synergies to work on projects together.

Further, although we frequently partner with direct manufacturers to deliver our customized solution, these manufacturers may seek to engage with clients directly to deliver their products. In addition, we sometimes compete with electrical contractors with respect to specific components of facility engineering and design.

As the cannabis market continues to mature and develop and legalization becomes more prevalent, we expect to see more competition from cannabis-focused agricultural product and service providers. Going forward, our focus is on non-cannabis crops. These companies may have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical, sales and marketing resources. These competitors may adopt more aggressive pricing policies and make more attractive offers to existing and potential clients, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

Regulation

U.S. Regulations

While we do not generate any revenue from the direct sale of cannabis products, we have historically, and may continue to, offer our solutions to indoor cultivators that are engaged in various aspects of the cannabis industry. Marijuana is a Schedule I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.

Previously, the Obama administration took the position that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Trump administration revised this policy but made no major changes in enforcement. Specifically, Attorney General Sessions vacated the Cole Memorandum in favor of deferral of any enforcement of federal regulation to the individual states’ Department of Justice or U.S. Attorney. However, certain other protections remain in place via budgetary element embedment (the Rohrabacher-Farr amendment, now referred to as the Rohrabacher-Blumenauer Amendment), which limits funding of any enforcement of anti-cannabis legislation. The Department of Justice has stated that it will continue to enforce the Controlled Substances Act with respect to marijuana to prevent:

●	the distribution of marijuana to minors;
●	criminal enterprises, gangs and cartels receiving revenue from the sale of marijuana;
●	the diversion of marijuana from states where it is legal under state law to other states;
●	state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
●	violence and the use of firearms in the cultivation and distribution of marijuana;
●	driving while impaired and the exacerbation of other adverse public health consequences associated with marijuana use;
●	the growing of marijuana on public lands; and
●	marijuana possession or use on federal property.

Since the use of marijuana is illegal under federal law, most federally chartered banks will not accept deposit funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry generally bank with state-chartered banks and credit unions to provide banking to the industry.

Although cultivation and distribution of marijuana for medical use is permitted in many states, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. Strict enforcement of federal law regarding marijuana would likely result in a material adverse effects on our business and revenues. Though the cultivation and distribution of marijuana remains illegal under federal law, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent states from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana. While this appropriations measure continued from 2016 through 2020, and remains in effect, continued re-authorization cannot be guaranteed. If this appropriations rider is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase. However, state laws do not supersede the prohibitions set forth in the federal drug laws.

In order to participate in either the medical or adult use sides of the marijuana industry, all businesses and employees must obtain licenses from the state and, for businesses, local jurisdictions. In addition, all owners and employees must obtain an occupational license to be permitted to own or work in a facility. All applicants for licenses undergo a background investigation, including a criminal record check for all owners and employees.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

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

Pursuant to the Cannabis Act, subject to provincial regulations, individuals over the age of 18 are able to purchase fresh cannabis, dried cannabis, cannabis oil, and cannabis plants or seeds and are able to legally possess up to 30 grams of dried cannabis, or the equivalent amount in fresh cannabis or cannabis oil. The Cannabis Act also permits households to grow a maximum of four cannabis plants. This limit applies regardless of the number of adults that reside in the household. In addition, the Cannabis Act provides provincial and municipal governments the authority to prescribe regulations regarding retail and distribution, as well as the ability to alter some of the existing baseline requirements of the Cannabis Act, such as increasing the minimum age for purchase and consumption.

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

On June 7, 2018, Bill-C45 passed the third reading in the Senate with a number of amendments to the language of the Cannabis Act. More specifically, the Senate proposed:

●	establishing a committee of the Senate and a committee of the House of Commons to undertake a comprehensive review of the administration and operation of the Cannabis Act;
●	assisting provinces and territories to facilitate the development of workplace impairment policies;
●	allowing provinces to place restrictions on the ability of individuals to engage in home cultivation;
●	that law enforcement be provided with the appropriate tools and resources to address concerns about continued illicit production, diversion, and sale of cannabis to youth, including preventing the sharing of marihuana among young adults by rendering it a ticketable offense;
●	that the prices set for cannabis products and the applicable taxes reflect the dual objective of minimizing the health dangers of cannabis consumption and undercutting the illicit market of cannabis;
●	mandatory health warnings for cannabis products, including warnings about the danger of smoking cannabis, the danger of exposure to second-hand cannabis smoke, and the risks of combining cannabis and tobacco;
●	testing procedures for THC content be standardized to ensure accurate measurement to better protect consumer health and safety;
●	that forthcoming regulations for edible products and other forms of cannabis ensure that product packaging is child-resistant and does not appeal to young people, and that the type of available products should be strictly limited;
●	adequate and ongoing funding for sustained, evidence-based cannabis education and prevention programs to provide Canadians, especially young Canadians, with knowledge about the health risks of cannabis use, including on-going research initiatives on the impact of cannabis use on the developing brain; and that the federal government commit to on-going educational initiatives to ensure youth are informed on the effects of cannabis use;
●	to prohibit licensees under the Cannabis Act to distribute branded merchandise, such as t-shirts and baseball caps and imposing a moratorium on loosening the regulations on the branding, marketing, and promotion of cannabis for 10 years;
●	to set aggressive targets, comparable to the successful Federal Tobacco Control Strategy, to reduce the number of youth and adult cannabis users; and
●	to ensure that the Cannabis Tracking System be operational upon the coming-into-force of the Cannabis Act.

Security Clearances - The Cannabis Regulations require that certain people associated with cannabis licensees, including individuals occupying a “key position” directors, officers, large stockholders and individuals identified by the Minister of Health, must hold a valid security clearance issued by the Minister of Health. Officers and directors of a parent corporation must be security cleared.

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

Cannabis Tracking System - Under the Cannabis Act, the Minister of Health is authorized to establish and maintain a national cannabis tracking system. The Cannabis Regulations set out a national cannabis tracking system to track cannabis throughout the supply chain to help prevent diversion of cannabis into, and out of, the illicit market. The Cannabis Regulations also provides the Minister of Health with the authority to make a ministerial order that would require certain persons named in such order to report specific information about their authorized activities with cannabis, in the form and manner specified by the Minister of Health.

Cannabis Products - The Cannabis Regulations set out the requirements for the sale of cannabis products at the retail level permit the sale of dried cannabis, cannabis oil, fresh cannabis, cannabis plants, and cannabis seeds, including in such forms as “pre-rolled” and in capsules. The THC content and serving size of cannabis products is limited by the Cannabis Regulations. The sale of edibles containing cannabis and cannabis concentrates was not initially permitted, however the federal government anticipates that such products will be legalized within one year following the coming into force of the Cannabis Act.

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. Our patents are limited to certain sensors that we obtain from third party manufacturers that do not contribute materially to our sales or profitability. Our trademarks are solely for branding purposes, although we no longer sell any goods or services under the Soleil brand. As of the date of this prospectus, the following summarizes the status of our registrations, pending applications, issued U.S. patents and one published U.S. patent application:

Trademarks

We have received the following trademark registrations:

Trademark	Jurisdiction	Registration Number	Registration Date	Status
URBAN-GRO	United States	4618322	October 7, 2014	Registered
URBAN-GRO	United Kingdom	3266415	January 19, 2018	Registered
URBAN-GRO	European Union	017391806	October 31, 2018	Registered
URBAN-GRO	WIPO	1548013	July 08, 2020	Registered
SOLEIL	United States	5209707	May 23, 2017	Registered
SOLEIL	United Kingdom	3266410	March 09, 2018	Registered
SOLEIL	Canada	1083969	October 07, 2020	Registered
SOLEIL	European Union	017391781	September 11, 2018	Registered
OPTI-DURA	United States	5770091	June 4, 2019	Registered
OPTI-DURA	Canada	TMA1070145	January 20, 2020	Registered

We have applied for and are awaiting receipt of the following trademark registrations:

Trademark	Jurisdiction	Application Number	Filing Date	Status
URBAN-GRO	Canada	1930075	November 13, 2018	Pending.
URBAN-GRO	Canada (Madrid)	A0098111	July 08, 2020	Pending.
URBAN-GRO	European Union (Madrid)	A0098111	July 08, 2020	Pending. Examination Completed.
URBAN-GRO	United Kingdom (Madrid)	A0098111	July 08, 2020	Pending.
gro-care	United States	88898692	May 03, 2020	Pending.
gro-care	WIPO	A0099548	August 24, 2020	Pending.
gro-care	Canada (Madrid)	A0099548	August 24, 2020	Pending.
gro-care	European Union (Madrid)	A0099548	August 24, 2020	Pending.
gro-care	United Kingdom (Madrid)	A0099548	August 24, 2020	Pending.
SOLEIL GIVES YOUR CROP A VOICE	United States	87671876	November 3, 2017	Allowed – Intent to Use
SOLEIL GIVES YOUR PLANTS A VOICE	United States	87671878	November 3, 2017	Allowed – Intent to Use

Patents

Title	Jurisdiction	Application Number	Filing Date	Patent Number and Issue Date	Status
Sensor bus architecture for modular sensor systems	United States	15/626,085	June 17, 2017	10,499,123 (December 3, 2019)	Issued Expire in 2037
Modular sensor architecture for soil and water analysis at various depths from the surface	United States	15/626,079	June 17, 2017	10,405,069 (September 3, 2019)	Issued Expire in 2037
Modular sensor architecture for soil and water analysis at various depths from the surface	United States	16/519,800	July 23, 2019	n/a	Published

We rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce. We believe that many elements of our design and engineering processes involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms and procedures.

Our policy is for our employees to enter into confidentiality and proprietary information agreements with us to address intellectual property protection issues and require our employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. However, we might not have entered into such agreements with all applicable personnel, and such agreements might not be self-executing. Moreover, such individuals could breach the terms of such agreements.

We attempt to protect our intellectual property via the deployment of non-disclosure agreements with both prospective clients and business partners as well as licensees. There are no assurances that these non-disclosure agreements will prevent a third party from infringing upon our rights.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Report before deciding whether to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this Report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Forward-Looking Statements.”

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

As a result of these events, we assessed our near-term operations, working capital, finances and capital formation opportunities, and implemented, in late March 2020, a downsizing of our operations and workforce to preserve cash resources and focus our operations on client-centric sales and project management activities. We have since rehired several employees who were impacted by the downsizing effort. The pandemic and its effects resulted in temporary delays in our projects, however, work on all such projects has resumed. Other factors related to this coronavirus that could negatively impact our ability to continue operations include the market demand for our products and services, our ability to service the needs of our clients and prospects, potential contract cancellations, project scope reductions and project delays, our ability to fulfill our current backlog, and the ability of our vendors to continue to provide us with product to fulfill our customers’ orders. In light of these extenuating circumstances, there is no assurance that we will be successful in growing and maintaining our business with our clients. If our clients or prospects are unable to obtain project financing and we are unable to increase revenues, or otherwise generate cash flows from operations, we will not be able to successfully execute on the various strategies and initiatives we have set forth in this Report to grow our business.

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

We were initially organized as a limited liability company in the State of Colorado on March 20, 2014. In March 2017, we converted into a corporation with the expectation of becoming a public reporting company.

Following is a summary of our recent historical operating performance:

●	During the year ended December 31, 2020, we generated revenue of $25.8 million and incurred a net loss of $5.1 million.
●	During the year ended December 31, 2019, we generated revenue of $24.2 million and incurred a net loss of $8.3 million.
●	During the year ended December 31, 2018, we generated revenue of $20.1 million and incurred a net loss of $3.9 million.
●	During the year ended December 31, 2017, we generated revenue of $12.3 million, and incurred a net loss of $2.6 million.

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

We had negative cash flow for the fiscal years ended December 31, 2020 and 2019.

We had negative operating cash flow of ($3.6) million and ($2.5) million for the fiscal years ended December 31, 2020 and 2019, respectfully. To the extent that we have negative operating cash flow in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that we will be able to generate positive cash flow from our operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to us.

Our engineering and design services have been used and may continue to be contracted for use in emerging industries that may be subject to quickly changing and inconsistent laws, regulations, practices and perceptions.

Although the demand for our engineering and design services may be negatively impacted depending on how laws, regulations, administrative practices, judicial interpretations, and consumer perceptions develop, we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business. We will continue to encounter risks and uncertainty relating to our operations that may be difficult to overcome. To do so, we believe it will be important to:

●	Execute our business and marketing strategy successfully;
●	Increase and diversify our client base;
●	Extend our reach to include the global CEA marketplace;
●	Meet client demand with quality, timely services;
●	When appropriate, partner with affiliate marketing companies to explore demand;
●	Leverage initial relationships with existing clients;
●	Enhance the solutions that we offer and focus on continually improving customer service levels; and
●	Attract, hire, motivate and retain qualified personnel.

We may incur losses in the near future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

While we have focused significantly on decreasing our operating expenses by reducing variable expenses, employee count, and marketing activities in order to become cash flow positive, such decreases may adversely affect our operating results if we are unable to support the business effectively. In turn, this would have a negative impact on our financial condition and potentially our share price.

We also cannot make any assurances that we will be profitable or generate sufficient profits from operations in the future. If our revenues do not grow or our gross margins deteriorate substantially, we are likely to continue to experience losses in future periods. Collectively, this may impact our ability to implement our business strategy and adversely affect our financial condition. This potentially would have a negative impact on our share price.

We may become subject to additional regulation of CEA facilities.

Our engineering and design services are focused on facilities that grow a wide variety of crops that are subject to regulation by the United States Food and Drug Administration and other federal, state or foreign agencies. Changes to any regulations and laws that could complicate the engineering of these CEA facilities, such as waste water treatment and electricity-related mandates, make it possible that potential related enforcement could decrease the demand for our services, and in turn negatively impact our revenues and business opportunities.

Competition in our industry is intense.

There are many competitors in the horticulture industry, and in particular the cannabis industry, including many who offer somewhat categorically similar products and services as those offered by us. There can be no guarantees that in the future other companies will not enter this arena by developing products that are in direct competition with us. We anticipate the presence as well as entry of other companies in this market space and acknowledge that we may not be able to establish, or if established to maintain, a competitive advantage. Some of these companies may have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to market opportunities. It may also allow them to devote greater resources to the marketing, promotion and sale of their products and/or services. These competitors may also adopt more aggressive pricing policies and make more attractive offers to existing and potential clients, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

We are dependent upon third-party suppliers of products we sell.

We are dependent on outside vendors for the products we sell. For the year ended December 31, 2020, two vendors, Argus Control Systems Limited (“Argus”), a provider of automated control systems, and Fluence Bioengineering, Inc. (“Fluence”), a provider of lighting systems, were particularly important to our integrated sales solutions. Sales of Fluence’s LED lighting systems accounted for 33% of our consolidated revenue for the year ended December 31, 2020. We use Fluence LED systems in our designs and then sell them to our clients as part of our overall package. While we believe that there are sufficient sources of supply available, if the third-party suppliers, such as Argus or Fluence, were to cease production or otherwise fail to supply us with products in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these products with alternative suppliers, our ability to sell these products would be materially adversely affected. If a sole source supplier was to go out of business, we may be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required products or to do so on appropriate terms could have a materially adverse impact on the business, financial condition, results of operations or prospects of urban-gro.

As indicated above, we continue to monitor the outbreak of the COVID-19 coronavirus. Should the outbreak continue to become more widespread, it could disrupt the businesses of our industry partners and third-party suppliers, which, in turn, could impact our ability to procure equipment and raw materials from them and thereby negatively impact the business, financial condition, results of operations or our prospects.

We have historically been dependent on a small number of clients for a substantial portion of our revenue. If we fail to retain or expand our client relationships, or if a significant client were to terminate its relationship with us or reduce its purchases, our revenue could decline significantly.

During the year ended December 31, 2020, one client represented 25% of total revenue and another client represented 13% of total revenue. During the year ended December 31, 2019, one client represented 21% of total revenue. Substantially all of the revenue derived from each of these separate clients were equipment sales. Although we have been able to successfully generate substantial sales to different clients over time, there can be no assurances that we will be able to continue to do this in the future. Our operating results for the foreseeable future could continue to depend on substantial sales to a small number of clients. Our clients have no purchase commitments and may cancel, change or delay purchases with little or no notice or penalty. As a result of this, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of any significant client. There can be no assurances that clients who represented a substantial portion of our historical revenue will continue to purchase products from us in the future, which could cause our revenue to decline materially and negatively impact our financial condition and results of operations. If we are unable to diversify our client base, we will continue to be susceptible to risks associated with client concentration.

Our business is dependent on our clients obtaining appropriate licenses from various licensing agencies.

Our business is dependent on our clients obtaining appropriate licenses from various licensing agencies. There can be no assurance that any or all licenses necessary for our clients to operate their businesses will be obtained, retained or renewed. If a licensing body were to determine that one of our clients had violated applicable rules and regulations, there is a risk the license granted to that client could be revoked, which could adversely affect future sales to that client and our operations. There can be no assurance that our existing clients will be able to retain their licenses going forward, or that new licenses will be granted to existing and new market entrants.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to clients.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack or otherwise exploit any security vulnerabilities of the products that we may sell in the future. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower profits, or lost clients resulting from these disruptions could adversely affect our financial results, stock price and reputation.

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against urban-gro relating to intellectual property rights.

We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. The existence and/or outcome of any such litigation could harm our business.

We may not be able to successfully identify, consummate or integrate acquisitions or to successfully manage the impacts of such transactions on our operations.

Part of our business strategy includes pursuing synergistic acquisitions. We have expanded, and plan to continue to expand, our business by making strategic acquisitions and regularly seeking suitable acquisition targets to enhance our growth. Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; and (vi) the loss or reduction of control over certain of our assets.

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

Risks Related to the Cannabis Industry

Our business is focused on providing engineering design, and equipment integration into facilities prior to the facility becoming operational. We do not know for certain how much of our revenues to date have been generated from clients in the legal cannabis industry; however, we believe the majority of our revenues to date have been generated from clients that operate in the legal cannabis industry.

We are broadening our market reach beyond the legal cannabis industry and are placing a substantial sales effort on expansion into the rapidly growing non-cannabis CEA vertical farming segment. However, on a historic basis, we believe our clients to whom we provide facility engineering design and equipment integration prior to the facility becoming operational have primarily been in the legal cannabis industry. In addition to selling to these clients, we also sell our equipment solutions to third parties, such as general contractors, and other intermediaries, like equipment leasing companies. While we do not know for certain how much of these solutions are resold into the legal cannabis industry, we believe that to date the majority of these solutions have been resold into the legal cannabis industry.

Now that the non-cannabis CEA segment is gaining strong momentum, and since most all of the equipment systems that we sell originate in the general horticulture industry and are agnostic to the crop grown in the facility, we believe that the proportion of non-cannabis revenues will increase. However, we do not control to who such third parties resell our solutions, and notwithstanding our expansion plans, a decrease in demand in the legal cannabis industry could have a material adverse effect on our revenues and the success of our business.

The cannabis industry is an emerging industry and has only been legalized in some states and remains illegal in others and under U.S. federal law, making it difficult to accurately forecast the demand for our solutions in this specific industry, and losing clients from this industry may have a material adverse effect on our revenues and the success of our business.

The cannabis industry is immature in the United States and has only been legalized in some states and remains illegal in others and under U.S. federal law, making it difficult to accurately predict and forecast the demand for our solutions. If the U.S. Department of Justice (“DOJ”) did take action against the cannabis industry, those of our clients operating in the legal cannabis industry would be lost to us.

To analyze this risk, we are relying heavily upon the various U.S. federal governmental memos issued in the past (including the memorandum issued by the DOJ on October 19, 2009, known as the “Ogden Memorandum”, the memorandum issued by the DOJ on August 29, 2013, known as the “Cole Memorandum” and other guidance), to remain acceptable to those state and federal entities that regulate, enforce, or choose to defer enforcement of certain current regulations regarding cannabis and that the U.S. federal government will not change its attitude to those practitioners in the cannabis industry as long as they comply with their state and local jurisdictional rules and authorities.

The legal cannabis industry is not yet well-developed, and many aspects of this industry’s development and evolution cannot be accurately predicted, and therefore losing any clients may have a material adverse effect on our business. While we have attempted to identify our business risks in the legal cannabis industry, you should carefully consider that there are other risks that cannot be foreseen or are not described in this Report, which could materially and adversely affect our business and financial performance.

There is heightened scrutiny by Canadian regulatory authorities related to the cannabis industry.

Our existing operations in the United States, and any future operations or investments, may become the subject of heightened scrutiny by regulators and other authorities in Canada. As a result, we may be subject to significant direct and indirect interaction with public officials. No assurance can be provided that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States, in addition to those described herein.

It had been reported in Canada that the Canadian Depository for Securities Limited considered a policy shift that would see its subsidiary, CDS, refuse to settle trades for cannabis issuers or issuers with cannabis related activities that have investments in the United States. CDS is Canada’s central securities depository, clearing and settling trades in the Canadian equity, fixed income and money markets. The TMX Group, the owner and operator of CDS, subsequently issued a statement on August 17, 2017 reaffirming that there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the United States, despite media reports to the contrary and that the TMX Group was working with regulators to arrive at a solution that will clarify this matter, which would be communicated at a later time. On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group announced the signing of the TMX Memorandum of Understanding (“MOU”) with Aequitas NEO Exchange Inc., the Canadian Securities Exchange (“CSE”), the Toronto Stock Exchange, and the TSXV. The TMX MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the United States. However, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented at a time when our securities are listed on a stock exchange, it would have a material adverse effect on the ability of holders of our securities to make and settle trades. In particular, our securities would become highly illiquid until an alternative was implemented, and investors would have no ability to effect a trade of our securities through the facilities of the CSE.

As marijuana remains illegal under United States federal law, it is possible that we may have to stop providing products and services to companies who are engaged in marijuana cultivation and other marijuana-related activities.

Marijuana is currently classified as a Schedule I controlled substance under the Controlled Substances Act and is illegal under United States federal law. It is illegal under United States federal law to grow, cultivate, sell or possess marijuana for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 makes it illegal to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those states in which the use of marijuana has been authorized under state law, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana is not preempted by state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in the inability of our clients that are involved in the cannabis industry to proceed with their operations, which would adversely affect our operations.

Our solutions are used by cannabis growers. While we are not aware of any threatened or current federal or state law enforcement actions against any supplier of equipment that might be used for cannabis growing, law enforcement authorities, in their attempt to regulate the illegal use of marijuana, may seek to bring an action or actions against us under the Controlled Substances Act for assisting or conspiring with persons engaged in the cultivation of marijuana.

There is also a risk that our activities could be deemed to be facilitating the selling or distribution of cannabis in violation of the Controlled Substances Act. Although federal authorities have not focused their resources on such tangential or secondary violations of the Controlled Substances Act, nor have they threatened to do so, with respect to the sale of equipment that might be used by cannabis cultivators, or with respect to any supplies marketed to participants in the medical and recreational cannabis industry, if the federal government were to change its practices, or were to expend its resources investigating and prosecuting providers of equipment that could be usable by participants in the medical or recreational cannabis industry, such actions could have a materially adverse effect on our operations, our clients that operate in the cannabis industry, or the sales of our products and services.

As a company with clients operating in the cannabis industry, we face many particular and evolving risks associated with that industry, including uncertainty of United States federal enforcement and the need to renew temporary safeguards.

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

Despite Attorney General Sessions’ rescission of the Cole Memorandum, the Department of the Treasury, Financial Crimes Enforcement Network, has not rescinded the “FinCEN Memo” dated February 14, 2014, which de-prioritizes enforcement of the Bank Secrecy Act against financial institutions and marijuana related businesses which utilize them. This memorandum appears to be a standalone document and is presumptively still in effect. At any time, however, the Department of the Treasury, Financial Crimes Enforcement Network, could elect to rescind the FinCEN Memo. This would make it more difficult for our clients and potential clients to access the U.S. banking systems and conduct financial transactions, which would adversely affect our operations.

In 2014, Congress passed a spending bill (“2015 Appropriations Bill”) containing a provision (“Appropriations Rider”) blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to “prevent such States from implementing their own State medical marijuana law.” The Appropriations Rider seemed to have prohibited the federal government from interfering with the ability of states to administer their medical marijuana laws, although it did not codify federal protections for medical marijuana patients and producers. Moreover, despite the Appropriations Rider, the Justice Department maintains that it can still prosecute violations of the federal marijuana ban and continue cases already in the courts. Additionally, the Appropriations Rider must be re-enacted every year. While it was continued in 2016, 2017, 2018, 2019 and 2020, and remains in effect, continued re-authorization of the Appropriations Rider cannot be guaranteed. If the Appropriation Rider is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

Further legislative development beneficial to our operations is not guaranteed.

Among other things, the business of our clients in the cannabis industry involves the cultivation, distribution, manufacture, storage, transportation and/or sale of medical and adult use cannabis products in compliance with applicable state law. The success of our business with respect to these clients depends on the continued development of the cannabis industry and the activity of commercial business and government regulatory agencies within the industry. The continued development of the cannabis industry is dependent upon continued legislative and regulatory authorization of cannabis at the state level and a continued laissez-faire approach by federal enforcement agencies. Any number of factors could slow or halt progress in this area. Further regulatory progress beneficial to the industry cannot be assured. While there may be ample public support for legislative action, numerous factors impact the legislative and regulatory process, including election results, scientific findings or general public events. Any one of these factors could slow or halt progressive legislation relating to cannabis and the current tolerance for the use of cannabis by consumers, which could adversely affect our operations.

The cannabis industry could face strong opposition from other industries.

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational marijuana as an alternative to alcohol, and medical marijuana as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis industry as an economic threat are well established, with vast economic and United States federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would be beneficial to the cannabis industry could have a detrimental impact on our clients and, in turn on our operations.

The legality of marijuana could be reversed in one or more states.

The voters or legislatures of states in which marijuana has already been legalized could potentially repeal applicable laws which permit the operation of both medical and retail marijuana businesses. These actions might force us to cease operations in one or more states entirely.

Changing legislation and evolving interpretations of law, which could negatively impact our clients and, in turn, our operations.

Laws and regulations affecting the medical and adult-use marijuana industry are constantly changing, which could detrimentally affect our clients involved in that industry and, in turn, our operations. Local, state and federal marijuana laws and regulations are often broad in scope and subject to constant evolution and inconsistent interpretations, which could require our clients and ourselves to incur substantial costs associated with modification of operations to ensure compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our clients’ business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will limit the amount of cannabis growth or related products that our commercial clients are authorized to produce. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our operations.

Regulatory scrutiny of the cannabis industry may negatively impact our ability to raise additional capital.

The business activities of certain of our clients rely on newly established and/or developing laws and regulations in multiple jurisdictions. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or cause us to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by the United States Food and Drug Administration, the SEC, the DOJ, the Financial Industry Regulatory Authority or other federal, state or nongovernmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or nonmedical purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry that we service may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of our ability to raise additional capital.

Banking regulations could limit access to banking services.

Since the use of marijuana is illegal under federal law, federally chartered banks will not accept deposit funds from businesses involved with marijuana. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our clients in the cannabis industry to operate and their reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm our business. Additionally, some courts have denied marijuana-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to our clients and to us.

A drop in the retail price of cannabis products may negatively impact our business.

The fluctuations in economic and market conditions that impact the prices of commercially grown cannabis, such as increases in the supply of cannabis and decreases in demand for cannabis, could have a negative impact on our clients that are cannabis producers, and therefore could negatively impact our business.

Our contracts may not be legally enforceable in the United States.

Many of our historic contracts, and those we may enter into in the future, relate to services that are ancillary to the cannabis industry and other activities that are not legal under U.S. federal law and under some state laws. As a result, we may face difficulties in enforcing our contracts in U.S. federal and certain state courts.

Risks Related to Ownership of Our Common Stock

An active, liquid trading market for our common stock may not develop in the future, and as a result, you may not be able to sell your common stock at an attractive price, or at all.

Prior to the completion of the initial public offering of our common stock in February 2021, shares of our common stock were quoted on the OTC Markets Group, Inc. OTCQX Marketplace under the symbol “UGRO.” Trading on the OTCQX marketplace was infrequent and in limited volume. Although our shares are now listed on the Nasdaq Capital Market, an active trading market for shares of our common stock may never develop or be sustained. If an active trading market does not develop, you may have difficulty selling your shares of common stock at an attractive price, or at all. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to expand our business by using our common stock as consideration in an acquisition.

Our stock price could be extremely volatile. As a result, you may not be able to resell your shares at or above the price you paid for them.

Even if an active trading market for our common stock develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. Volatility in the market price of our common stock, as well as general economic, market or political conditions, may prevent you from being able to sell your shares at or above the price you paid for your shares and may otherwise negatively affect the liquidity of our common stock. You may experience a decrease, which could be substantial, in the value of your stock, including decreases unrelated to our operating performance or prospects, and you could lose part or all of your investment. The price of our common stock has been, and could continue to be, subject to wide fluctuations in response to a number of factors, including those described elsewhere in this Report and others such as:

●	the effect of the COVID-19 pandemic on our business and operations;
●	our ability to generate revenues sufficient to achieve profitability and positive cash flow;
●	competition in our industry and our ability to compete effectively;
●	our ability to attract, recruit, retain and develop key personnel and qualified employees;
●	reliance on significant clients and third-party suppliers;
●	the ability of our principal stockholders to significantly influence or control matters requiring a stockholder vote;
●	our ability to successfully identify and complete acquisitions and effectively integrate those acquisitions into our operations;
●	our indebtedness and potential increases in our indebtedness;
●	our actual or anticipated operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;
●	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other industry participants;
●	developments in our business or operations or our industry sectors generally;
●	any future offerings by us of our common stock;

●	any coordinated trading activities or large derivative positions in our common stock, for example, a “short squeeze” (a short squeeze occurs when a number of investors take a short position in a stock and have to buy the borrowed securities to close out the position at a time that other short sellers of the same security also want to close out their positions, resulting in a surge in stock prices, i.e., demand is greater than supply for the stock sold short);
●	legislative or regulatory changes affecting our industry generally or our business and operations specifically;
●	the operating and stock price performance of companies that investors consider to be comparable to us;
●	announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by us or our competitors;
●	actions by our current stockholders, including future sales of common shares by existing stockholders, including our directors and executive officers;
●	proposed or final regulatory changes or developments;
●	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us; and
●	the other factors described under Part I, Item 1A “Risk Factors.”

In response to any one or more of these events, the market price of shares of our common stock could decrease significantly. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

You may be diluted by future issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our certificate of incorporation authorizes us to issue shares of our common stock and options, rights, warrants and appreciation rights relating to our common stock for the consideration and on the terms and conditions established by our Board of Directors (the “Board”) in its sole discretion. We could issue a significant number of shares of common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.

The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our common stock, either by diluting the voting power of our common stock if the preferred stock votes together with the common stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our common stock.

The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price, causing economic dilution to the holders of common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Subject to certain exceptions, without the prior written consent of ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters of our initial public offering, we, during the period ending May 12, 2021 (90 days after the date of the of the final prospectus for our initial public offering), and our officers and directors and our 5% or greater stockholders, during the period ending August 10, 2021 (180 days after the date of the final prospectus for our initial public offering), have agreed not to or are otherwise restricted in their ability to: (1) offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any securities convertible into, exchangeable for or that represent the right to receive shares of common stock; (2) file any registration statement with the SEC relating to the offering of any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock; or (3) enter into any swap or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of common stock, subject to certain exceptions. ThinkEquity, in its sole discretion, may release the common stock and other securities subject to the lock-up provisions described above in whole or in part at any time with or without notice.

The market price of our common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the market price of our common stock might impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, any legal or contractual limitations on our ability to pay dividends under our loan agreements or otherwise. As a result, if our Board does not declare and pay dividends, the capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock, and you may have to sell some or all of your common stock to generate cash flow from your investment.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, its trading price and volume could decline.

We expect the trading market for our common stock to be influenced by the research and reports that industry or securities analysts publish about us, our business or our industry. As a new public company, we do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock may be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline and our common stock to be less liquid. Moreover, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, or if our results of operations do not meet their expectations, our stock price could decline.

Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. An emerging growth company may take advantage of certain reduced reporting and other requirements that are otherwise generally applicable to public companies, as described above. We currently intend to take advantage of each of these exemptions. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of our financial statements with the financial statements of a public company that is not an emerging growth company, or the financial statements of an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used. We could be an emerging growth company until December 31, 2023. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

Provisions of our certificate of incorporation and bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.

In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences determined from time to time by our Board. None of our preferred shares are currently issued or outstanding. Our Board may, without stockholder approval, issue additional preferred shares with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations involves significant legal and financial compliance costs, may make some activities more difficult, time-consuming or costly and may increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

However, for as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the first sale of our common stock under an effective Securities Act registration statement, which will occur on December 31, 2023; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of the common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

As a result of disclosure of information in this Report and in filings required of a public company, our business and financial condition are highly visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We may be subject to additional regulatory burdens resulting from our public listing.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial management control systems to manage our obligations as a public company listed on Nasdaq. These areas include corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting. However, we cannot assure holders of our common stock that these and other measures that we might take will be sufficient to allow us to satisfy our obligations as a public company listed on Nasdaq on a timely basis. In addition, compliance with reporting and other requirements applicable to public companies listed on Nasdaq will create additional costs for us and will require the time and attention of management. We cannot predict the amount of the additional costs that we might incur, the timing of such costs or the impact that management’s attention to these matters will have on our business.

General Risks

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategies, impair our relationships with clients and adversely affect our business, results of operations and growth prospects.

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our active senior executive leadership team, including Jonathan Nassar, Mark Doherty, Dan Droller, Brian Zimmerman, and particularly Bradley Nattrass, James Dennedy and Richard Akright, have significant experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the horticulture industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase.

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

Our insurance may not adequately cover our operating risk.

We have insurance to protect our assets, operations and employees. While we believe our insurance coverage addresses all material risks to which we are exposed and is adequate and customary in our current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected.

We may be exposed to currency fluctuations.

Although our revenues and expenses are expected to be predominantly denominated in United States dollars, we may be exposed to currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar, the Canadian dollar, the Euro, the Swiss franc, and the currency of other regions in which we may operate may have a material adverse effect on our business, financial condition and operating results. We may, in the future, establish a program to hedge a portion of our foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if we develop a hedging program, there can be no assurance that it will effectively mitigate currency risks.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

U.S. generally accepted accounting principles (“GAAP”) and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our common stock.

Our reputation is a valuable component of our business. Threats to our reputation can come from many sources, including adverse sentiment about our industry generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our clients. Negative publicity regarding our business, employees, or clients, with or without merit, may result in the loss of clients, investors and employees, costly litigation, a decline in revenues and increased governmental regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be materially adversely affected.

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service and other obligations.

Our indebtedness could have significant effects on our business. For example, it could:

●	make it more difficult for us to satisfy our financial obligations, including with respect to our indebtedness, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the agreements governing our indebtedness;
●	increase our vulnerability to general adverse economic, industry and competitive conditions;
●	limit our ability to borrow additional funds; and
●	limit our financial flexibility.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties

Our principal place of business is located at 1751 Panorama Point, Unit G, Lafayette, Colorado, 80026. This location consists of approximately 10,000 square feet, including approximately 3,500 of office space and 6,500 square feet of warehouse space. This lease will expire on August 31, 2021, unless the Company elects to exercise the one-year extension, which is exercisable at the Company’s discretion. We currently pay monthly rent of $12,000, through August 2021.

Item 3. Legal Proceedings

From time to time we become involved in or are threatened with what we consider to be immaterial disputes. There are no current, past, pending or threatened legal proceedings or administrative actions either by or against the Company that in our opinion could have a material effect on our business, financial condition, or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On February 17, 2021, we completed a public offering of 6,210,000 shares of our common stock, inclusive of the underwriters’ full overallotment, at $10.00 per share for total gross offering proceeds of $62,100,000. In connection with the offering, we received approval to list our common stock on the Nasdaq Capital Market under the symbol “UGRO”. Prior to the offering, shares of our common stock were quoted on the OTC Markets Group, Inc. OTCQX Marketplace under the symbol “UGRO”. Although our shares were quoted on the OTCQX Marketplace from October 7, 2019 through February 11, 2021, because trading on the OTCQX Marketplace was infrequent and limited in volume, the prices at which such transactions occurred did not necessarily reflect the price that would have been paid for our common stock in a more liquid market.

The trading price of our common stock has been, and may continue to be, subject to wide price fluctuations in response to various factors, many of which are beyond our control, including those described in Part I, Item 1A, “Risk Factors.”

The following table sets forth the high and low closing bid price information for our common stock on the OTCQX Marketplace for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Trading activity for our common stock prior to listing on the Nasdaq Capital Market on February 12, 2021 can be found at www.otcmarkets.com.

Quarter Ended	Low	High
December 31, 2020	$0.37	$8.39
September 30, 2020	$3.05	$5.99
June 30, 2020	$3.05	$5.99
March 31, 2020	$3.05	$8.99
October 7, 2019 thru December 31, 2019	$7.19	$15.29

Holders

As of March 26, 2021, we had 6,846 holders of record for our Common Stock.

Dividend Policy

Since our inception, we have not paid any dividends on our common stock, and we currently expect that, for the foreseeable future, all earnings, if any, will be retained for use in the development and operation of our business. In the future, our Board may decide, at its discretion, whether dividends may be declared and paid to holders of our common stock.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ReCENT SALES OF UNREGISTERED SECURTIES

During the year ended December 31, 2020, we issued the following securities that were not registered under the Securities Act:

●	On February 21, 2020, we entered into a letter agreement (the “Credit Agreement”) by and among us, as borrower, urban-gro Canada Technologies Inc. and Impact Engineering, Inc., as guarantors, the lenders party thereto, and Bridging Finance Inc., as administrative agent for the lenders (the “Agent”). As additional consideration for the entering into the Credit Agreement, we issued 83,333 shares of our common stock and warrants to purchase 20,746 shares of common stock with an exercise price of $14.46 per share to the Agent. We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act to issue the securities.

●	On December 15, 2020, we signed a $1,854,500 convertible note (the “Notes”) bridge financing (the “Bridge Financing”). The Bridge Financing is a combination of $1,354,500 received on November 20, 2020, and an additional $500,000 received on December 15, 2020. The Bridge Financing was raised by a combination of our Board of Directors, our current investors and two new institutional funds. In connection with the Bridge Financing, an outstanding $1,000,000 promissory note and $4,500 interest accrued thereon was converted into a Note. The Notes were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act. The Notes carried interest at the rate of 12% and were scheduled to mature on December 31, 2021. Pursuant to the mandatory conversion provisions therein, the Notes plus accrued interest of $53,725 were converted into 254,430 shares of common stock upon completion of the public offering described in more detail below.

Completion of Registered Public Offering

On February 11, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Underwriter”), relating to the Company’s underwritten public offering of its common stock. Pursuant to the Underwriting Agreement, the Company agreed to sell 5,400,000 shares of Common Stock to the Underwriter at a public offering price of $10.00 per share, and granted the Underwriter a 45-day over-allotment option to purchase up to 810,000 additional shares of Common Stock, equivalent to 15% of the shares of Common Stock sold in the Offering (the “Option”), pursuant to the Company’s registration statement on Form S-1 (File Nos. 333-250120 and 333-253011) (the “Registration Statement”), under the Securities Act of 1933. The offering closed on February 17, 2021, and the Company sold 6,210,000 shares of Common Stock to the Underwriter for total gross proceeds of $62.1 million, which includes 810,000 shares sold upon the full exercise of the Option. After deducting the underwriting commissions, discounts, and offering expenses, the Company received net proceeds of approximately $57.8 million. On February 17, 2021, pursuant to the Underwriting Agreement, the Company issued the Warrants to purchase up to an aggregate of 310,500 shares of Common Stock. The Warrants may be exercised beginning on August 11, 2021 until February 11, 2026. The initial exercise price of each Warrant is $12.50 per share, which represents 125% of the Offering Price. On February 19, 2021 we used $5.8 million of the net proceeds to repay outstanding under and terminated the Credit Agreement. We intend to use the remaining net proceeds to support our organic growth, to expand in the European CEA market and for other general corporate purposes, including to fund potential future investments and acquisitions of companies that we believe are complementary to our business and consistent with our growth strategy. Although we may, from time to time, evaluate potential strategic investments and acquisitions, we do not have any definitive agreements in place to make any such acquisitions at this current time. The expected use of net proceeds from the offering represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve and change. As a result, our management will have broad discretion over how these proceeds are used. The remaining net proceeds will be invested in short-term investments until needed for the uses described above.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with the financial statements and related notes and the other financial information included elsewhere in this Report. Such discussion and analysis reflects our historical results of operations and financial position. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report. All share and per share amounts presented herein have been restated to reflect the implementation of the 1-for-6 reverse stock split as if it had occurred at the beginning of the earliest period presented.

Overview AND HISTORY – See “Item 1. Business” for a further description of our History and Background

We are a leading engineering and design services company focused on the sustainable commercial indoor horticulture market. We engineer and design indoor CEA facilities and then integrate complex environmental equipment systems into those facilities.

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

Due to the uncertainty and adverse impact on our operations and financial condition resulting from the outbreak of COVID-19, we took the following actions:

●	In March 2020, we began executing a substantial reduction in discretionary marketing and general & administrative expenses.

●	On March 30, 2020, we reduced our headcount by 13 people (27%), from 48 to 35, by terminating ten employees and furloughing three other employees, including one member of our leadership team.

●	Effective April 6, 2020, we reduced compensation for almost every remaining employee, including a 20% reduction for the senior members of our leadership team.

●	Effective July 27, 2020, the reduced compensation for everyone other than the leadership team was reinstated. Effective September 7, 2020, the reduced compensation for the leadership team was reinstated.

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

Bridge Financing

During the fourth quarter of 2020 the Company entered into bridge financing notes (the “Bridge Financing Notes”) totalling $1,854,500. The Bridge Financing Notes are a combination of $1,004,500 in the New James Lowe Note (See Note 3 – Related Party Transactions), $350,000 received in November 2020, and an additional $500,000 received in December 2020. The Bridge Financing Notes carry interest at the rate of 12% and mature on December 31, 2021. The Bridge Financing Notes provided for a mandatory conversion into common stock upon the closing of a sale of the securities of the Company, whether in a private placement or pursuant to an effective registration statement under the Securities Act, resulting in at least $2,500,000 of gross proceeds to the Company (a “Qualified Offering”). In the event of a Qualified Offering, the outstanding principal and interest of the Bridge Financing Notes will be converted into the identical security issued at such Qualified Offering at 75% of the per security price paid by investors in connection with the Qualified Offering. The offering described above under Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities—Completion of Registered Public Offering” was a Qualified Offering and the Bridge Financing Notes plus accrued interest of $53,725 were converted into 254,430 shares of common stock in connection with the offering on February 17, 2021.

RESULTS OF OPERATIONS

We generate revenues from (i) engineering design and managed services, (ii) the sale, integration, and commissioning of customized environmental and cultivation equipment systems, and (iii) selling consumable products once facilities are operational.

Comparison of Results of Operations for the years ended December 31, 2020 compared to 2019

During the year ended December 31, 2020, we generated revenues of $25.8 million compared to revenues of $24.2 million during the year ended December 31, 2019, an increase of $1.6 million, or 7%. Equipment systems sales revenue increased $3.7 million primarily due to an increase in cultivation equipment sales, services revenue decreased $1.3 million primarily due to a decrease in the average size of the facilities being designed and consumable product sales decreased $0.8 million due to fewer products sold. We signed 77 new engineering design project contracts in the year ended December 31, 2020, including six new projects in Europe, and secured our first horticulture commissioning project, an East Coast based lettuce facility. During the year ended December 31, 2020 one client represented 25% and another client represented 13% of our total revenue. During the year ended December 31, 2019 one client represented 21% of our total revenue. Substantially all of the revenue derived from each of these separate clients were equipment systems sales.

During the year ended December 31, 2020, cost of revenues was $20.1 million compared to $17.6 million during the year ended December 31, 2019, an increase of $2.5 million, or 14%. This increase is attributable to an increase in revenue from our lower margin product equipment systems sales and a reduction in our higher margin services revenue.

Gross profit was $5.7 million (22% of revenue) during the year ended December 31, 2020 compared to $6.6 million (27% of revenue) during the year ended December 31, 2019. Gross profit as a percentage of revenue decreased due to a revenue mix shift in the current period favoring equipment systems versus services revenue as noted above.

Operating expenses decreased by $4.0 million, or 32%, to $8.5 million for the year ended December 31, 2020 compared to $12.5 million for the year ended December 31, 2019. The decrease in operating expenses was comprised of a $2.9 million reduction in general operating expenses, mainly due to reduced salary and travel expenses, a $0.7 million reduction of marketing related expenses, and a $0.5 million decrease in amortization of broker issuing costs and broker warrants associated with our offering of convertible debentures in 2019.

Non-operating expenses were $2.3 million for the year ended December 31, 2020, compared to $2.5 million for the year ended December 31, 2019, a decrease of $0.2 million (8%). Interest expense, excluding amortization related to the convertible debentures of $1.3 million in 2019, increased by $0.8 million to $1.5 million compared to $0.7 million in the year ended December 31, 2019, due to an increase in debt. For the years ended December 31, 2020 and 2019, the Company recognized an impairment loss of $0.3 million and $0.5 million, respectively, related to the investment in Total Grow Control Holdings Inc. (“TGH”). The Company incurred a $0.2 million expense for contingent consideration from the acquisition of Impact Engineering, Inc. during the year ended December 31, 2020. The Company also recorded a foreign exchange loss of $0.4 million in the year ended December 31, 2020 due to the revaluation of our Canadian denominated debt.

As a result of the above, we incurred a net loss of $5.1 million for the year ended December 31, 2020, or a net loss per share of $1.06, compared to a net loss of $8.4 million for the year ended December 31, 2019, or a net loss per share of $1.90.

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

The following table reconciles net loss attributable to the Company to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
	2020	2019
Net Loss	$(5,073,695)	$(8,350,573)
Interest expense	1,497,469	704,230
Interest expense – amortization of convertible debentures	–	1,333,520
G&A – amortization of convertible debentures	–	432,578
Impairment loss	310,000	505,766
Stock-based compensation	1,803,403	1,830,426
Contingent consideration – purchase price	155,000	–
Depreciation and amortization	258,440	266,476
Unrealized exchange loss	397,292	-
Adjusted EBITDA	$(652,091)	$(3,277,577)

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $184,469, which represented a decrease of $264,234 from December 31, 2019.

Since inception, we have incurred significant operating losses and have funded our operations primarily through issuances of equity securities, debt, and operating revenue. As of December 31, 2020, we had an accumulated deficit of $21,964,321, a working capital deficit of $9,300,836, and negative stockholders’ equity of $7,406,164. Prior to the $62.1 million common stock offering on February 17, 2021, our ability to generate sufficient revenues to pay our debt obligations and accounts payable when due was subject to risks and uncertainties. Historical consolidated financial statements included in this Report were prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. Our ability to continue as a going concern was dependent upon, among other things, our ability to generate revenue, control costs and raise capital. With the completion of the $62.1 million common stock offering on February 17, 2021 management believes these doubts have been alleviated.

As described in the notes to the consolidated financial statements included in this Report, on February 21, 2020, we entered into the letter agreement by and among us, as borrower, urban-gro Canada Technologies Inc. and Impact Engineering, Inc., as guarantors, the lenders party thereto, and Bridging Finance Inc., as administrative agent for the lenders, providing for a senior secured demand term loan facility in the amount of C$2.7 million ($2.0 million) and a demand revolving credit facility of up to C$5.4 million ($4.0 million). All amounts outstanding under the Credit Agreement were repaid in February of 2021 with a portion of the net proceeds from the $62.1 million common stock offering and the Credit Agreement was terminated.

Effective January 9, 2019, we executed a letter agreement with an exclusive placement agent in connection with a private placement offering. Beginning in March 2019, the placement agent initiated an offering of up to $6.0 million from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture (the “Debentures”) and Common Stock Purchase Warrants to purchase 34.58 shares of our Common Stock at $18.00 per share for a period of two years from the purchase date. The Debentures were due May 31, 2021 and bore interest at 8%, compounded annually, with interest due at maturity. On October 16, 2019, the $2.6 million in Debentures plus $92,037 in accrued interest were converted into 183,752 shares of common stock at $14.46 per share pursuant to their terms as a result of our registration of the securities on a registration statement that was declared effective on such date. The Warrants contain a mandatory exercise provision if the weighted average share price of our Common Stock exceeds $30.00 per share for a period of five consecutive days.

Net cash used in operating activities was $3.6 million during the year ended December 31, 2020, compared to $2.5 million used for the year ended December 31, 2019. Operating cash has been positively impacted from an increase in client deposits as demand for our services and equipment solutions increased in the year ended December 31, 2020. At December 31, 2020, we had $4.9 million in client deposits related to client orders, which compared favorably to client deposits of $2.9 million as of December 31, 2019. We require prepayments from clients before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the client deposits liability account when received. Our standard policy is to collect the following before action is taken on a client order: 50% deposit; and the remaining 50% payment made prior to shipping. We expect client deposits to be relieved from the deposits account no longer than 12 months for each project. We do not have trade payable terms with most of our vendors and as a result, we are required to prepay a portion or all of the total order. At December 31, 2020, we had $0.7 million in accounts payable, compared to $3.8 million at December 31, 2019.

Net cash used in investing activities was $0.2 million for the year ended December 31, 2020, compared to $2.9 million during the year ended December 31, 2019. Historically, cash has been used to increase our investments in strategic partnerships and to acquire property and equipment. We will continue to have ongoing needs to purchase property and equipment to maintain our operations. We had no material commitments for capital expenditures as of December 31, 2020.

Net cash provided by financing activities was $3.5 million for the year ended December 31, 2020, compared to $2.9 million during the year ended December 31, 2019. Cash provided from financing activities during the year ended December 31, 2020 primarily related to $5.3 million in proceeds received from the issuance of debt, $1.0 million related to a long-term loan, and $0.9 million of convertible notes related to the Bridge Financing, offset by $3.0 million used in the repayment of notes payable and $0.7 million in financing fees related to the issuance of debt.

Gross debt, excluding operating leases, was $8.4 million and $3.8 million as of December 31, 2020 and December 31, 2019, respectively. This represents an increase in gross debt of $4.6 million primarily due to $5.3 million in proceeds received from the issuance of debt offset by principal paydowns.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2020.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB’s Accounting Standard Codifications (“ASCs”) are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our financial statements upon adoption.

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

In August 2020, the Financial Accounting Standards Board FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

There are other various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2020, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Item 9b. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

A list of financial statements filed herewith is contained is set forth on page F-1 of the financial statements that immediately follow the signature page of this Report and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our financial statements. The exhibits required by this Item are contained in the Exhibit Index beginning on the following page of this Annual Report on Form 10-K and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Form 8-K filed October 30, 2020).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 5, 2021)

3.3	Bylaws (incorporated by reference to Exhibit 3.4 to Form 8-K filed October 30, 2020).

3.4	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 12, 2021).

4.1	Description of urban-gro, Inc.’s Common Stock.

10.1	Letter Agreement between Edyza, Inc. and Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 18, 2018)

10.2	Intellectual Property Purchase and Assignment Agreement between Edyza, Inc. and Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 18, 2018)

10.3	Business Lease between JW Properties, LLC and Registrant dated July 22, 2015 (incorporated by reference to Form S-1Registration Statement filed on May 18, 2018)

10.4	Commercial Lease Agreement between Bravo Lighting, LLC and Registration (incorporated by reference to Form S-1 Registration Statement filed on May 18, 2018)

10.5	Form of Common Stock Purchase Warrant issued to Michael Sandy Bank dated April 19, 2018 (incorporated by reference to Form S-1/A Registration Statement filed on July 11, 2018)

10.6	Redemption Agreement with Total Grow Holdings LLC dated January 24, 2020 (incorporated by referenced to Form 8-K filed on January 30, 2020)

Exhibit No.	Description

10.7*	Separation Agreement, dated as of March 20, 2020, by and between urban-gro, Inc. and Larry Dodson (incorporated by reference to Form 8-K filed on March 23, 2020)

10.8*	Form of Stock Option Agreement to be entered into on the Effective Date by and between urban-gro, Inc. and Larry Dodson (incorporated by reference to Form 8-K filed on March 23, 2020)

10.9*	urban-gro, Inc. 2019 Equity Incentive Plan (incorporated by reference to Form S-8 filed on August 27, 2019)

10.10*	Form of Deferred Shares Award Agreement (incorporated by reference to Exhibit 10.10 to Form 10-K filed on May 18, 2020).

10.11	Letter Agreement, dated February 21, 2020, by and among urban-gro, Inc., urban-gro Canada Technologies Inc., Impact Engineering, Inc., the lenders party thereto, and Bridging Finance Inc., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.11 to Form 10-K filed on May 18, 2020).

10.12	Promissory Note, dated October 18, 2018, between urban-gro, Inc. and Cloud9 Support Inc. (incorporated by reference to Exhibit 10.12 to Form 10-K filed on May 18, 2020).

10.13	Amendment to Promissory Note, dated May 20, 2019, between urban-gro, Inc. and Cloud9 Support Inc. (incorporated by reference to Exhibit 10.13 to Form 10-K filed on May 18, 2020).

10.14	Subordination Agreement, dated February 25, 2020, between urban-gro, Inc. and Cloud9 Support Inc. (incorporated by reference to Exhibit 10.14 to Form 10-K filed on May 18, 2020).

10.15	Promissory Note, dated February 21, 2020, between urban-gro, Inc. and Cloud9 Support Inc. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on May 18, 2020).

10.16	First Amendment to Loan Agreement, dated as of September 4, 2020, by and among urban-gro, Inc., urban-gro Canada Technologies Inc., Impact Engineering, Inc. and Bridging Finance Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2020).

10.17	Agreement, dated as of September 18, 2020, by and between urban-gro, Inc. and George (Bob) Pullar (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2020).

10.18*	Employment Agreement, dated as of July 1, 2020, by and between urban-gro, Inc. and Bradley Nattrass (incorporated by reference to Exhibit 10.18 to Form S-1 filed on November 16, 2020)

10.19*	Employment Agreement, dated as of July 1, 2020, by and between urban-gro, Inc. and Richard Akright (incorporated by reference to Exhibit 10.19 to Form S-1 filed on November 16, 2020)

10.20	Form of Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 25, 2020).

10.21	Form of Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 25, 2020).

10.22	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 25, 2020).

Exhibit No.	Description

10.23	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2020).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of BF Borgers CPA P.C.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

URBAN-GRO, INC.

Dated: March 31, 2021	By:	/s/ Bradley Nattrass
Bradley Nattrass Chairperson of the Board of Directors and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bradley Nattrass, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley Nattrass	Chairperson of the Board, Chief Executive Officer, and	March 31, 2021
Bradley Nattrass	Director (Principal Executive Officer)

/s/ Richard A. Akright	Chief Financial Officer and Director	March 31, 2021
Richard A. Akright	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Lewis O. Wilks	Director	March 31, 2021
Lewis O. Wilks

/s/ Lance Galey	Director	March 31, 2021
Lance Galey

/s/ James H. Dennedy	Director	March 31, 2021
James H. Dennedy, Director

/s/ James Lowe	Director	March 31, 2021
James Lowe

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of urban-gro, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of urban-gro, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, CO

March 31, 2021

urban-gro, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

Assets
Current Assets
Cash	$184,469	$448,703
Accounts receivable, net	915,052	1,564,969
Inventories	537,104	676,175
Related party receivable	61,678	49,658
Prepayments and other assets	3,547,068	1,258,700
Total current assets	5,245,371	3,998,205

Non-current assets
Property, plant, and equipment, net	129,444	165,035
Operating lease right of use assets, net	88,889	215,848
Investments	1,710,358	2,020,358
Goodwill	902,067	902,067
Other assets	84,514	106,179
Total non-current assets	2,915,272	3,409,487

Total assets	$8,160,643	$7,407,692

Liabilities
Current liabilities
Accounts payable	$653,998	$3,753,862
Accrued expenses	1,798,494	1,686,841
Related party payable	-	24,972
Customer deposits	4,878,863	2,915,406
Related party note payable	-	1,000,000
Notes payable, current portion	1,854,500	2,812,709
Short-term debt, Term Loan, net	1,868,320	-
Short-term debt, Revolving Facility	3,403,143	-
Operating lease liabilities	88,889	123,395
Total current liabilities	14,546,207	12,317,185

Non-current liabilities
Notes payable, long-term	1,020,600	-
Operating lease liabilities	-	98,841
Total non-current liabilities	1,020,600	98,841

Total liabilities	15,566,807	12,416,026

Commitments and contingencies, Note 12

Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,718,714 and 4,701,552 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4,719	4,702
Additional Paid in Capital	14,553,438	11,877,590
Accumulated deficit	(21,964,321)	(16,890,626)
Total stockholders’ deficit	(7,406,164)	(5,008,334)

Total liabilities and stockholders’ deficit	$8,160,643	$7,407,692

See accompanying notes to consolidated financial statements

urban-gro, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,	December 31,
	2020	2019

Revenue
Equipment systems	$22,058,696	$18,383,440
Services	1,902,969	3,167,237
Consumable products	1,876,252	2,639,126
Total Revenue	25,837,917	24,189,803

Cost of revenue	20,122,281	17,563,594
Gross profit	5,715,636	6,626,209

Operating expenses
Marketing	313,784	1,016,073
General and administrative	6,344,119	9,207,737
General and administrative – amortization of broker issuing costs and broker warrants associated with convertible debentures	-	432,578
Stock-based compensation	1,803,403	1,830,426
Total operating expenses	8,461,306	12,486,814

Loss from operations	(2,745,670)	(5,860,605)

Non-operating income (expenses):
Interest expense	(1,497,469)	(704,230)
Interest expense – amortization of warrants and conversion price associated with convertible debentures	-	(1,333,520)
Contingent consideration	(155,000)	-
Impairment loss on investment	(310,000)	(505,766)
Unrealized exchange loss	(397,292)	-
Other income, net	31,736	53,548
Total non-operating expenses	(2,328,025)	(2,489,968)

Loss before income taxes	(5,073,695)	(8,350,573)

Income tax expense	-	–

Net income (loss)	$(5,073,695)	$(8,350,573)

Comprehensive income (loss)	$(5,073,695)	$(8,350,573)

Earnings (loss) per share
Net loss per share - basic and diluted	$(1.06)	$(1.90)

Weighted average outstanding shares - basic and diluted	4,766,294	4,386,343

See accompanying notes to consolidated financial statements

urban-gro, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional	Retained	Total
	Common Stock		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Deficit
Balance, December 31, 2018	4,204,972	$4,205	$4,709,297	$(8,540,053)	$(3,826,551)
Stock based compensation	–	–	1,830,426	–	1,830,426
Stock options issued for loan term revisions	–	–	37,829	–	37,829
Stock grants issued for loan term revisions	2,667	3	31,297	–	31,300
Stock grant program vesting	226,828	227	(227)	–	–
Stock issuance related to conversion of convertible debentures	183,752	184	2,656,853	–	2,657,037
Stock issuance related to acquisition	83,333	83	999,917	–	1,000,000
Warrants issued related to convertible debentures	–		614,041	–	614,041
Equity value of exercise price associated with convertible debentures	–		719,479	–	719,479
Broker warrants associated with issuance of convertible debentures	–		278,678	–	278,678
Net loss	–	–	–	(8,350,573)	(8,350,573)
Balance, December 31, 2019	4,701,552	$4,702	$11,877,590	$(16,890,626)	$(5,008,334)

			Additional	Retained	Total
	Common Stock		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Deficit
Balance, December 31, 2019	4,701,552	$4,702	$11,877,590	$(16,890,626)	$(5,008,334)
Stock based compensation	-	-	1,803,403	–	1,803,403
Stock grant to satisfy accounts payable	1,606	2	9,638	–	9,640
Stock issuance related to loan term revisions	16,667	16	99,984	–	100,000
Stock grant program vesting	48,889	49	(49)	–	-
Claw back of stock granted	(183,333)	(183)	183	–	-
Stock issuance related to debt	83,333	83	499,917	–	500,000
Stock issuance related to acquisition	41,667	42	154,958	–	155,000
Warrant issuance related to debt	-	-	76,822	–	76,822
Stock issued for lease revisions	8,333	8	30,992	–	31,000
Net loss	-	-	-	(5,073,695)	(5,073,695)
Balance, December 31, 2020	4,718,714	$4,719	$14,553,483	$(21,964,321)	$(7,406,164)

See accompanying notes to consolidated financial statements

urban-gro, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,	December 31,
	2020	2019

Cash Flows from Operating Activities
Net Loss	$(5,073,695)	$(8,350,573)
Adjustment to reconcile net loss from operations:
Depreciation and amortization	258,440	266,476
Amortization of deferred financing costs	557,903	-
Amortization of convertible debenture components	-	1,612,197
Stock-based compensation expense	1,803,403	1,830,426
Contingent consideration	155,000	-
Impairment of investment	310,000	505,766
Loss (gain) on disposal of assets	3,468	(72,416)
Inventory write-offs	91,730	94,727
Unrealized exchange losses	397,292	-
Bad debt expense	58,849	67,633
Changes in Operating Assets and Liabilities (net of acquired amounts):
Accounts receivable	530,333	(849,355)
Inventory	47,341	443,322)
Prepayments and other assets	(1,723,056)	(324,273)
Accounts payable and accrued expenses	(3,013,183)	2,671,838
Customer deposits	1,963,457	(383,203)
Net Cash Provided by (Used in) Operating Activities	(3,632,718)	(2,487,435)

Cash Flows from Investing Activities
Purchases of investments	-	(1,085,975)
Purchases of property and equipment	(175,965)	(192,954)
Proceeds from sale of assets	-	121,500
Cash acquired in acquisition	-	49,742
Purchases of intangible assets	-	(40,255)
Net Cash Provided By (Used In) Investing Activities	(175,965)	(1,147,942)

Cash Flows from Financing Activities
Proceeds from issuance of Revolving Facility	2,207,432	-
Proceeds from issuance of Term Loan	2,000,000	–
Proceeds from Revolving Facility advances	1,069,061	-
Issuance of convertible debentures	-	2,565,000
Proceeds from notes payables	1,870,600	970,000
Debt financing costs	(638,046)	-
Repayments of notes payable	(2,964,598)	(629,772)
Net Cash Provided by (Used In) Financing Activities	3,544,449	2,905,228

Net Increase (Decrease) in Cash	(264,234)	(730,149)
Cash at Beginning of Period	448,703	1,178,852
Cash at End of Period	$184,469	$448,703

Supplemental Cash Flow Information:
Interest Paid	$920,891	$612,138
Income Tax Paid	$-	$–

Supplemental disclosure of non-cash investing and financing activities:
Convertible debentures and accrued interest converted into common stock	$-	$2,657,037
Stock issuance related to acquisition	$-	$1,000,000
Debt financing costs booked in equity	$676,822	$–

See accompanying notes to consolidated financial statements

urban-gro, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND ACQUISITIONS, BUSINESS PLAN, AND LIQUIDITY

Organization and Acquisitions

urban-gro, Inc. (“we,” “us,” “our,” the “Company,” or “urban-gro”) is a leading engineering and design services company focused on the sustainable commercial indoor horticulture market. We engineer and design indoor controlled environment agriculture (“CEA”) facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. To date, a large number of our clients have been cannabis producers, and we will continue to do substantial work for those clients, but we have added a focus on non-cannabis crops as we seek to address a broader market. In particular, our focus going forward is on the vertical farming CEA sub-segment. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running.

We aim to work with our clients from inception of their project in a way that provides value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of engineering and managed services complemented by a vetted suite of select cultivation equipment systems.

Effective March 7, 2019, the Company acquired 100% of the stock of Impact Engineering, Inc. (d/b/a Grow2Guys) (“Impact”), a provider of mechanical, electrical and plumbing (“MEP”) engineering services predominantly focused on the indoor commercial horticulture industry. The Company believes the acquisition of Impact will improve the Company’s ability to better serve its current and future client base by expanding on the fully integrated products and services offered by the Company. The Company initially issued 83,333 shares of Common Stock valued at $12.00 per share to effect the acquisition of Impact. The Company accounted for the acquisition of Impact as follows:

Purchase Price	$1,000,000

Allocation of Purchase Price:
Cash	$49,742
Accounts receivable, net	$93,811
Goodwill	$902,067
Accrued expenses	$45,620

The following table summarizes the supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2019:

2019
Revenue	$24,477,011
Net loss	(8,268,920)

The unaudited pro form results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisition occurred on January 1, 2019. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

Under the terms of the agreement to acquire Impact, the Company was required to issue additional shares of Common Stock to the former Impact owner if the average closing price per share of the Company’s Common Stock was less than or equal to $12.00 per share for the 30-day period beginning on the date that was 150 days after the initial date of the listing of the Company’s Common Stock on a national securities exchange or quotation on the OTCQB or OTCQX (the “Valuation Period”). The Company’s Common Stock price was lower than $12.00 per share during the Valuation Period and the Company was required to issue additional shares of the Company’s Common Stock to the former Impact owner. In September 2020, however, the Company and the former Impact owner agreed to satisfy this provision of the agreement by the Company issuing 41,667 additional shares of Common Stock to the former Impact owner. The Company valued the issuance of these additional 41,667 shares at $3.72 per share of Common Stock based on the market price of our shares on the date of the agreement and recorded the additional issuance of shares as contingent consideration in the statements of operations and comprehensive income (loss).

Basis of Presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). On December 31, 2020, we effected a 1-for-6 reverse stock split with respect to our common stock. All share and per share information in these consolidated financial statements gives effect to this reverse stock split, including restating prior period reported amounts.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are available to be issued. Since inception, the Company has incurred significant operating losses and has funded its operations primarily through the issuance of equity securities, debt, and operating revenue. As of December 31, 2020, the Company had an accumulated deficit of $21,964,321, a working capital deficit of $9,300,836, and negative stockholders’ equity of $7,406,164. Prior consolidated financial statements contained an explanatory paragraph indicating that there could be no assurances that the Company would be able to raise equity or debt financing in sufficient amounts, when and if needed, on acceptable terms or at all, in order to provide assurances that the Company would be able to continue as a going concern. As indicated in Note 18 – Subsequent Events, on February 17, 2021 the Company received $62,100,000 in gross proceeds from completion of an equity offering and listing of the Company’s common shares on the Nasdaq Capital Market (“NASDAQ”) (the “Offering”). Based on management’s evaluation, the proceeds from the Offering will be more than sufficient for the Company to meet its obligations as they come due and to fund its operations for at least 12 months after the date the consolidated financial statements are available to be issued. Accordingly, the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern as of the date of issuance of the Company’s December 31, 2020 consolidated financial statements have been alleviated.

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

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and they include the accounts of urban-gro, Inc. and its wholly owned subsidiaries. The financial results of Impact have been included in the Company’s consolidated financial statements from the date of acquisition on March 7, 2019 and all intercompany transactions have been eliminated.

Functional and reporting currency and foreign currency translation

The functional and reporting currency of the Company and its subsidiaries is US dollars. All transactions in currencies other than US dollars are translated into US dollars on the date of the transaction. Any exchange gains and losses related to these transactions are recognized in the current period earnings as other income (expense).

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at December 31, 2020 and 2019 approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2020 and 2019.

Cash and Cash Equivalents

The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and 2019, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits. The Company has not experienced any losses related to these balances and believes the risk to be minimal. There are no restricted or compensating cash balances as of December 31, 2020.

Accounts Receivable, Net

Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. As of December 31, 2020 and 2019, the balance of allowance for doubtful accounts was $15,955 and $18,920, respectively. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Occasionally the Company will write off bad debt directly to the bad debt expense account when the balance is determined to be uncollectable. Bad debt expense for the years ended December 31, 2020 and 2019 was $58,849 and $67,633, respectively.

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

Property, Plant, and Equipment, net

Property and equipment is stated at cost less accumulated depreciation and impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. No impairment charges were recorded for the years ended December 31, 2020 and 2019.

The estimated useful lives for significant property and equipment categories are as follows:

Computer and Technology Equipment	3 years
Furniture and Equipment	5 years
Leasehold Improvements	Lease term
Vehicles	3 years
Other Equipment	3 or 5 years
Software	3 years

Operating Lease Right of Use Assets

Operating lease right of use assets are stated at cost less accumulated depreciation, amortization and impairment. The Company has one operating lease with an imputed annual interest rate of 8%. The terms of the lease are 12 months commencing on September 1, 2020 and ending on August 31, 2021. The Company is currently evaluating whether to renew this lease.

Intangible Assets

The Company’s intangible assets, consisting of legal fees for application of patents and trademarks and license fees paid for inspection services, are recorded at cost. Patents and trademarks, once approved, are amortized using the straight-line method over an estimated life, generally 5 years for patents and 10 to 20 years for trademarks. License fees are amortized over 10 years. Intangible assets are included in “other assets” on the balance sheets. The net balance of intangible assets for December 31, 2020 and 2019 was $84,514 and $86,151, respectively. Amortization expense totaled $1,637 and $1,879 for the years ended December 31, 2020 and 2019, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually as of December 31 and at any time when events or circumstances suggest impairment may have occurred.

The testing for impairment consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value, an impairment will be recognized equal to the difference between the carrying value of the reporting unit’s goodwill and the implied fair value of the goodwill. In testing goodwill for impairment, we determine the estimated fair value of our reporting units based upon a discounted future cash flow analysis. Goodwill is our only indefinite-lived intangible asset. Definite-lived intangible assets are amortized using the straight line method over the shorter of their contractual term or estimated useful lives.

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

Convertible Notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received from a convertible note among freestanding instruments according to ASC 470, Debt, based upon their relative fair values. The fair value of debt and common stock was determined based on the closing price of the common stock on the date of the transaction, and the fair value of warrants was determined using the Black-Scholes option-pricing model. Convertible notes were subsequently carried at amortized cost. The fair value of the warrants is recorded as additional paid-in capital, with a corresponding amount recorded as a debt discount from the face amount of the convertible note. Each convertible note was analyzed for the existence of a beneficial conversion feature (“BCF”), defined as the fair value of the common stock at the commitment date for the convertible note, less the effective conversion price. BCFs were recognized at their intrinsic value, and recorded as an increase to additional paid-in capital, with a corresponding reduction in the carrying amount of the convertible note (as a debt discount from the face amount of the convertible note). The discounts on the convertible notes, consisting of amounts ascribed to warrants and beneficial conversion features, is amortized to interest expense, using the effective interest method, over the terms of the related convertible notes. BCFs that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given to whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management’s judgments regarding the fixed nature of the selling prices of the services and products delivered and the collectability of those amounts.

Our equipment systems, services and consumable product revenues arise from contracts with customers. Service revenues include full facility programming, engineering and design services, start-up commissioning services, facility optimization services and IPM planning and strategy services. Product revenues include an integrated suite of select cultivation equipment systems and consumable crop management products. We enter into separate contracts for the service and product revenues we provide to our customers in order to clarify our obligations under the terms of the contracts. New contracts are entered into if the services to be performed or products to be delivered need to be modified. Service revenues are satisfied when services are rendered or completed in accordance with the terms of the contract. Product revenues are satisfied when control of the products is transferred to the customer.

Customer Deposits

The Company’s policy is to collect deposits from customers at the beginning of the contract. The customer payments received are recorded as a customer deposit liability on the balance sheet. When the contract is complete and meets all the criteria for revenue recognition, the customer is billed for the entire contract amount and the deposit is recorded against the customer’s receivable balance. In certain situations when the customer has paid the deposit and services have been performed but the customer chooses not to proceed with the contract, the Company may keep the deposit and recognize revenue. Of the outstanding customer deposit balance of $2,915,406 at December 31, 2019, $1,955,902 was recognized as revenue in the year ended December 31, 2020. The entire customer deposit balance of $3,298,609 at December 31, 2018 was recognized as revenue in the year ended December 31, 2019.

Cost of Revenue

The Company’s policy is to recognize cost of revenues in the same manner as, and in conjunction with, revenue recognition. The Company’s cost of revenues includes the costs directly attributable to revenue recognized and includes expenses related to the purchasing of products and providing services, fees for third-party commissions and shipping costs. Total shipping costs included in the cost of goods sold for the years ended December 31, 2020 and 2019 were $790,996 and $679,911, respectively.

Advertising Costs

The Company expenses advertising costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expense incurred for the years ended December 31, 2020 and 2019 was $174,131 and $159,728, respectively.

Warrants

The Company estimates the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term, risk-free interest rate, and expected volatility of the price of the underlying common stock. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants and the assumptions used in the Black-Scholes option-pricing model are moderately judgmental.

Stock-Based Compensation

The Company periodically issues shares of its common stock and stock options to employees and consultants in non-capital raising transactions for fees and services. The Company accounts for stock issued to non-employees with the value of the stock compensation based upon the measurement date as determined at the grant date of the award.

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

Recently Adopted Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s financial statements upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for interim and annual periods beginning after December 15, 2022, with a modified-retrospective approach. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

In October 2018, we issued a $1,000,000 unsecured note payable to Cloud9 Support Inc. (“Cloud9 Support”), an entity owned by James Lowe, a director of the Company, which originally became due April 30, 2019 (the “James Lowe Note”). The James Lowe Note was personally guaranteed by Bradley Nattrass, our Chief Executive Officer, and Octavio Gutierrez. The loan had a one-time origination fee of $12,500. Interest accrued at the rate of 12% per annum and was paid monthly. As additional consideration for the James Lowe Note, we granted Mr. Lowe (as designee of Cloud9 Support) an option to purchase 5,000 shares of our common stock at an exercise price of $7.20 per share, which option is exercisable for a period of five years. The due date for the James Lowe Note was extended in May 2019 to December 31, 2019 and the interest rate was decreased to 9% per year. In consideration for Cloud9 Support extending the maturity date of the note and reducing the interest rate, we issued 1,667 shares of our common stock to Mr. Lowe (as designee of Cloud9 Support).

On February 21, 2020, we entered into an agreement to amend the James Lowe Note to extend the maturity date of therein from December 31, 2019 to the date which is the earlier of 60 days following the date: (a) on which demand for repayment is made by the lenders under the Credit Agreement, as described in Note 10, (which is now only applicable in the case of an event of default under the Credit Agreement because of the removal of the demand feature pursuant to the First Amendment to the Credit Agreement); or (b) which is the maturity date under the Credit Agreement.

In addition, on February 25, 2020, the Company entered into a subordination, postponement and standstill agreement with Cloud9 Support (the “Subordination Agreement”) pursuant to which Cloud9 Support agreed to postpone and subordinate all payments due under the promissory note until the facilities under the Credit Agreement have been fully and finally repaid. The term for the Subordination Agreement will continue in force as long as the Company is indebted to the agent or lenders under the Credit Agreement. In consideration for Cloud9 Support’s agreement to extend the maturity date of the promissory note and to enter into the Subordination Agreement, we issued 16,667 shares of common stock to Mr. Lowe (as designee of Cloud9 Support).

On December 15, 2020, James Lowe agreed to convert the $1,000,000 James Lowe Note plus $4,500 of accrued interest (the “New James Lowe Note”) into a convertible note bridge financing (see “Bridge Financing” in Note 9 – Notes Payable). The New James Lowe Note carries interest at the rate of 12% and matures on December 31, 2021. The New James Lowe Note will be mandatorily converted into shares of our common stock upon the closing of a qualified offering, at 75% of the per share price paid by investors in a qualified offering.

The Company has purchased goods from Cloud 9 Support. Purchases from Cloud 9 Support were $0 and $97,329 during the years ended 2020 and 2019, respectively. Cloud 9 Support also purchases materials from the Company for use with their customers. Total sales to Cloud 9 Support from the Company were $414,108 and $392,963 during the years ended 2020 and 2019, respectively. Outstanding receivables from Cloud 9 Support as of December 31, 2020 and 2019 totaled $61,678 and $49,659, respectively. Net outstanding payables for purchases of inventory and other services to Cloud 9 Support as of December 31, 2020 and 2019, totaled $0 and $16,402, respectively.

The Company purchases some cultivation products from Bravo Lighting, LLC (d/b/a Bravo Enterprises) (“Bravo”) and Enviro-Glo, LLC (“Enviro-Glo”), manufacturers and distributors of commercial building lighting and other product solutions with common control by the Company’s two major stockholders, Bradley Nattrass and Octavio Gutierrez. Purchases from Bravo and Enviro-Glo totaled $0 and $45,129 for the years ended 2020 and 2019, respectively. Outstanding receivables from Bravo and Enviro-Glo for the years ended 2020 and 2019 totaled $0 and $0, respectively. Net outstanding payables incurred for purchases of inventory and other services to Bravo and Enviro-Glo as of December 31, 2020 and 2019, was $0 and $8,570, respectively.

NOTE 4 – PREPAYMENTS & OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	2020	2019
Vendor prepayments	$2,676,493	$1,070,788
Prepaid services and fees	365,931	187,912
Deferred financing cost (See Note 10 - Debt)	504,644	–
Others	-	20,028
Prepayments and other assets	$3,547,068	$1,278,728

NOTE 5 - PROPERTY PLANT & EQUIPMENT, NET

Property Plant and Equipment balances are summarized as follows:

	2020	2019
Computers & Technology Equip	$67,754	$87,300
Furniture and Fixtures	85,662	42,518
Leasehold Improvements	164,072	164,072
Vehicles	20,000	57,414
Software	142,721	142,721
R&D Assets	3,031	3,031
Other Equipment	34,063	38,355
Accumulated depreciation	(387,859)	(370,376)
Property plant and equipment, net	$129,444	$165,035

Depreciation expense for the years ended December 31, 2020 and 2019 totaled $256,803 and $264,597, respectively.

NOTE 6 – INVESTMENTS

The components of investments are summarized as follows:

	2020	2019
Investment in Edyza	$1,710,358	$1,710,358
Investment in TGH	–	310,000
	$1,710,358	$2,020,358

Edyza

We have a strategic investment in Edyza, Inc. (“Edyza”), a hardware and software technology company that enables dense sensor networks in agriculture, healthcare, and other environments that require precise micro-climate monitoring. During 2019, the Company acquired an additional 827,018 shares for $897,475. The Company has capitalized an additional $12,883 in legal fees associated with the purchases of the Edyza Common Stock. The Company measures this investment at cost, less any impairment changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

TGH

On January 24, 2020, the Company entered into a Membership Interest Redemption Agreement (the “Redemption Agreement”) with Total Grow Holdings LLC (d/b/a Total Grow Control, LLC) (“TGH”), whereby the Company agreed to sell the Company’s 24.4% membership interests in TGH back to TGH for total consideration of $370,000. As a result of TGH’s failure to perform its obligations under the Redemption Agreement, the Company initiated a lawsuit against TGH seeking damages (the “Lawsuit”), and subsequently fully impaired the remaining investment in TGH in June 2020.

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

On September 24, 2020, in connection with the Settlement Agreement, the Company also entered into an agreement (the “Pullar Agreement”) by and between the Company and George R. Pullar, a former director of the Company and the Company’s former chief financial officer and the current chief financial officer of TGH. Pursuant to the Pullar Agreement, in exchange for Mr. Pullar relinquishing all right, title and interest in and to 166,667 shares of the Company’s common stock, the Company agreed to (i) execute the Settlement Agreement, (ii) transfer, sell and assign to Mr. Pullar the Company’s 24.4% membership interest in TGH pursuant to the Settlement Agreement and (iii) issue Mr. Pullar a fully vested warrant, to purchase 66,667 shares of Common Stock at an exercise price of $6.00 per share which expires five years from the date of issuance. The Pullar Agreement also provides for a mutual release between the Company and Mr. Pullar.

NOTE 7 – GOODWILL

The Company recorded goodwill in conjunction with the initial acquisition of Impact on March 7, 2019. The goodwill balance as of December 31, 2020 and 2019 was $902,067. Goodwill is not amortized. There is no goodwill for income tax purposes. The Company did not record any impairment charges related to goodwill for the years ended December 31, 2020 and 2019.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2020	2019
Accrued operating expenses	$717,503	$854,056
Accrued wages and related expenses	408,907	487,327
Accrued interest expense	99,258	–
Accrued sales tax payable	572,826	345,458
	$1,798,494	$1,686,841

Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2015 through 2020.

NOTE 9 – NOTES PAYABLE

The following is a summary of notes payable excluding related party notes payable:

	December 31,	December 31,
	2020	2019

Unsecured, interest only, note payable with Chris Parkes originally due December 31, 2018. Initial interest payments due monthly at an annual rate of 20.4%. Note payable revised in December 2018 extending the maturity date to March 31, 2019. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the note and reducing the interest rate, the Company issued the holder 500 shares of Common Stock. This note was fully repaid on December 3, 2020.	$-	$80,000

Unsecured, interest only, note payable with David Parkes originally due December 31, 2018. Initial interest payments due monthly at an annual rate of 18.0%. Note payable revised in December 2018 extending the maturity date to March 31, 2019. During August 2019, the maturity date was extended to March 31, 2020 and the interest rate was decreased to an annual rate of 9%. In consideration for extending the due date of the note and reducing the interest rate, the Company issued the holder 500 shares of Common Stock. This note was fully repaid on December 3, 2020.	-	100,000

Note payable with Hydrofarm Holdings Group, Inc. (“Hydrofarm”), secured by all currently existing and future assets. Interest accrues at 8.0% per year and is paid quarterly. The note matures on the earlier of: (a) 90 days’ notice from Hydrofarm; (b) acceleration of the note payable due to the Company being in default; or (c) December 2023. The note was repaid in full on February 27, 2020.	-	2,000,000

Secured agreement to sell future receivables to GCF Resources, LLC, net of $30,000 in closing fees. The agreement requires 32 weekly payments of $42,190 totaling $1,350,000. The agreement matured on May 7, 2020 but is repayable prior to maturity for less than the $1,350,000 in total payments. The note was repaid in full on February 27, 2020.	-	632,709

Paycheck Protection Program (“PPP”) loan entered into on April 16, 2020. Interest rate of 1.0% per annum. Payments of principal and interest are deferred until August 1, 2021 (the “Deferral Period”). The PPP loan may be forgiven in part or fully depending on the Company meeting certain PPP loan forgiveness guidelines. The Company has not yet determined if any of the PPP loan is subject to forgiveness and has therefore continued to present the entire PPP loan as an obligation on its financial statements. Any unforgiven portion of the PPP loan is payable over a two-year term, with payments deferred during the Deferral Period. The Company may prepay the unforgiven loan balance at any time without payment of any premium.	1,020,600	-

Convertible notes related to bridge financing. See Bridge Financing Notes below.	1,854,500	-

Total	2,875,100	2,812,709
Less current maturities	(1,854,500)	(2,812,709)
Long term	$1,020,600	$–

During the fourth quarter of 2020 the Company entered into bridge financing notes (the “Bridge Financing Notes”) totaling $1,854,500. The Bridge Financing Notes are a combination of $1,004,500 in the New James Lowe Note (See Note 3 – Related Party Transactions), $350,000 received in November 2020, and an additional $500,000 received in December 2020. The Bridge Financing Notes carry interest at the rate of 12% and mature on December 31, 2021. The Bridge Financing Notes will be mandatorily converted upon the closing of a sale of the securities of the Company, whether in a private placement or pursuant to an effective registration statement under the Securities Act, resulting in at least $2,500,000 of gross proceeds to the Company (a “Qualified Offering”). In the event of a Qualified Offering, the outstanding principal and interest of the Bridge Financing Notes will be converted into the identical security issued at such Qualified Offering at 75% of the per security price paid by investors in connection with the Qualified Offering. The Offering described in Note 18 – Subsequent Events, was a Qualified Offering and the Bridge Financing Notes were converted into equity in connection with the Offering in February 2021.

NOTE 10 – DEBT

The Company’s borrowings as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
Revolving Facility	$3,403,143	$–
Term Loan, net of $252,322 unamortized debt issuance costs	1,868,320	–
Total	5,271,463	–
Less current debt due within one year	(5,271,463)	–
Total long-term debt	$-	$–

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

The Company incurred $1,314,868 of debt issuance costs in connection with these Facilities, of which $676,822 was non-cash in the form of Common Stock and warrant issuances. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing based on the market value of the underlying Common Stock at the valuation measurement date of $6.00, the remaining contractual terms of the warrants of 5 years, risk free interest rate of 1.14% an expected volatility of the price of the underlying Common Stock of 100%. The Company recorded the debt issuance costs as either a deferred financing asset or a direct reduction of the loan obligation based on the pro-rata value of the Revolving Facility and Term Loan, respectively, on the closing date. The debt issuance costs are amortized as interest expense over the life of the Facilities, until the Revised Maturity Date. As of December 31, 2020, there were $504,644 and $252,322 of unamortized debt issuance costs remaining related to the Revolving Facility and Term Loan, respectively.

The Company recorded interest expense of $557,903 related to the amortization of debt issuance costs and a foreign exchange loss of $397,292 for the year ended December 31, 2020.

On February 19, 2021, the Company repaid all amounts outstanding and terminated the Credit Agreement.

NOTE 11 – UNIT OFFERING

Effective January 9, 2019, the Company executed a letter agreement with 4Front Capital Partners, Inc., Toronto, Canada (“4Front”), whereby 4Front agreed to act as the Company’s exclusive placement agent in connection with a private placement offering. Beginning in March 2019, 4Front initiated an offering (the “Offering”) of up to $6,000,000 from the sale of Units, with each Unit consisting of a $1,000 Convertible Debenture (the “Debentures” or a “Debenture”) and Common Stock Purchase Warrants (the “Warrants”) exercisable to purchase 34.58 shares of Common Stock at $18.00 per share for a period of two years from the purchase date. The Debentures are due May 31, 2021 and bear interest at 8%, compounded annually, with interest due at maturity. The Debentures, plus any accrued but unpaid interest, will automatically convert for no additional consideration into Common Shares at a conversion price of $14.46 per share upon the occurrence of a liquidity event. A liquidity event means: (a) the date on which the Company’s Common Stock is listed for trading on a recognized stock exchange in either Canada or the United States; and (b) securities issued pursuant to the Offering, including the Common Stock underlying both the conversion right included in the Debentures and underlying the Warrants, have been duly qualified by a registration statement in the United States, allowing the securities to be freely tradeable pursuant to the U.S. securities laws, or a prospectus in Canada. The Company filed a registration statement with the SEC on September 17, 2019, to register the securities in connection with the Offering. That registration statement was declared effective October 16, 2019, triggering the liquidity event indicated above and the $2,565,000 in Debentures plus $92,037 in accrued interest were converted into 183,752 Common Shares at $14.46 per share. The Warrants contain a mandatory exercise provision if the weighted average share price of the Company’s Common Stock exceeds $30.00 per share for a period of five consecutive days.

NOTE 12 – OPERATING LEASE LIABILITIES & COMMITMENTS AND CONTINGENCIES

The Company has one operating leases with an imputed annual interest rate of 8%. The terms of the lease are 12 months commencing on September 1, 2020 and ending on August 31, 2021. The Company is currently evaluating whether to renew this lease.

The following is a summary of operating lease liabilities:

	2020	2019
Operating lease liabilities related to right of use assets.	$88,888	$222,236
Less current portion	(88,888)	(123,395)
Long term	$-	$98,841

The following is a schedule showing future minimum lease payments:

Year ending	Total Minimum
December 31,	Lease Payments
2021	96,000

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.

NOTE 13 – RISKS AND UNCERTAINTIES

Concentration Risk

During the year ended December 31, 2020, one customer represented 25% of total revenue and another represented 13% of total revenue. During the year ended December 31, 2019, one customer represented 21% of total revenue. At December 31, 2020, one customer represented 23% and another represented 17% of total outstanding accounts receivables. At December 31, 2019, one customer represented 15% and another represented 11% of total outstanding receivables.

During the year ended December 31, 2020, one vendor composed 33% and another composed 13% of total purchases. During the year ended December 31, 2019, one vendor composed 24% of total purchases.

Foreign Exchange Risk

Although our revenues and expenses are expected to be predominantly denominated in United States dollars, we may be exposed to currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar, the Canadian dollar, the Euro, the Swiss franc, and the currency of other regions in which we may operate may have a material adverse effect on our business, financial condition and operating results. We may, in the future, establish a program to hedge a portion of our foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if we develop a hedging program, there can be no assurance that it will effectively mitigate currency risks.

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

NOTE 14 – STOCK-BASED COMPENSATION

Stock-based compensation expense for the years ended December 31, 2020 and 2019 was $1,803,403 and $1,830,426, respectively based on the vesting schedule of the stock grants and options. During the year ended December 31, 2020, 48,889 shares vested and were issued to employees. No cash flow affects are anticipated for stock grants.

In January 2017, the Company began granting stock to attract, retain, and reward employees with Common Stock. Stock grants are offered as part of the employment offer package, to ensure continuity of employment or as a reward for performance. Each of these grants requires a specific tenure of employment before the grant vests with typical vesting periods of 1 to 3 years of employment.

In January 2018, the Company implemented an equity incentive plan to reward and attract employees and compensate vendors for services when applicable. Stock options are offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. The stock option plan authorizes 500,000 shares of common stock.

In May 2019, the Company adopted a new equity incentive plan, authorizing an aggregate of 588,333 shares of Common Stock for issuance thereunder. Stock grants under the equity incentive programs are valued at the price of the stock on the date of grant The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date $6.00, the remaining contractual term of the options of 5 years, risk-free interest rate of 1.92% and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when estimating the value of stock options with the Black-Scholes option pricing model as the assumptions used are moderately judgmental. Stock grants and stock options are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. Stock grants and stock options typically require a 1 to 3 year period of continued employment or service performance before the stock grant or stock option vests.

The following schedule shows stock grant activity for the year ended December 31, 2020 and 2019:

Grants outstanding as of December 31, 2018	300,444
Grants awarded	6,967
Forfeiture/Cancelled	(11,667)
Grants vested	(226,994)
Grants outstanding as of December 31, 2019	68,750

Grants outstanding as of December 31, 2019	68,750
Grants awarded	132,361
Forfeiture/Cancelled	(33,333)
Grants vested	(48,889)
Grants outstanding as of December 31, 2020	118,889

The following table summarizes stock grant vesting periods.

Number of	Unrecognized stock compensation	Year Ending
Shares	expense	December 31,
85,555	$215,451	2021
16,667	33,333	2022
16,667	2,778	2023
118,889	$251,562

The following schedule shows stock option activity for the year ended December 31, 2020 and 2019.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2018	197,334	9.68	$6.90
Issued	122,750	9.20	$8.28
Expired	36,389	9.12	$7.98
Stock options outstanding at December 31, 2019	283,695	9.21	$7.26
Stock options exercisable at December 31, 2019	117,256	8.89	$7.02

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2019	283,695	9.21	$7.26
Issued	404,167	4.00	$6.00
Expired	49,584	8.02	$6.90
Stock options outstanding at December 31, 2020	638,278	7.25	$6.49
Stock options exercisable at December 31, 2020	363,951	7.72	$6.48

The following table summarizes stock option vesting periods under the two stock option plans.

Number of	Unrecognized stock compensation	Year Ending
Shares	expense	December 31,
163,716	$815,518	2021
110,611	521,223	2022
274,327	$1,336,741

The aggregate intrinsic value of the stock options outstanding and exercisable at December 31, 2020 is $0.

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2020 and 2019 respectively.

In March 2020, an executive left the Company and returned 16,667 common shares as part of the related separation agreement. The Company retired the shares and reduced its issued and outstanding stock by 16,667 shares.

In September 2020, a former executive who had the right to receive 166,667 shares of Common Stock per the terms of his separation agreement that was reached in September 2019, entered into an agreement with the Company to exchange the right to receive those 166,667 shares of Common Stock for the Company’s ownership interest in TGH (see Note 6 – Investments) and a warrant to purchase 66,666 shares of the Company’s Common Stock at $6.00 per share. The Company retired the shares and reduced its issued and outstanding stock by 166,667 shares.

NOTE 16 - INCOME TAXES

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

The Company has experienced substantial losses for both book and tax purposes since inception and has recorded no tax provisions for the years ended December 31, 2020 and 2019. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and any tax assets that that the Company may be entitled to have been fully reserved based on management’s current estimates. Management intends to continue maintaining a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

As of December 31, 2020, the Company had approximately $11,356,890 of operating loss carryforwards for United States tax purposes, expiring as follows:

●	$2,182,354 expiring in 2037

●	$9,174,536 with no expiration

Realization of operating loss carryforwards to offset future operating income for tax purposes are subject to various limitations including change of ownership and current year taxable income percentage limitations.

The Company has no credit carryforwards for tax purposes.

The Company’s primary filing jurisdictions are the United States and Canada. Due to the Company’s net operating loss carryforwards, the Company’s income tax returns remain subject to examination by federal, foreign and most state taxing authorities for all tax years.

NOTE 17 – WARRANTS

The following table shows warrant activity for the years ended December 31, 2020 and 2019.

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2018	1,000	$6.00
Warrants issued in connection with convertible debenture offering (see Note 11): Issued to convertible debenture holders	88,689	18.00
Issued to 4Front as part of compensation	25,650	$14.46
Warrants outstanding as of December 31, 2019	115,339	$17.28
Warrants exercisable as of December 31, 2019	115,339	$17.28

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2019	115,339	$17.28
Issued in conjunction with debt	20,747	18.00
Issued in conjunction with agreement with former executive (see Note 15 – Stockholders’ Equity)	66,666	$6.00
Warrants outstanding as of December 31, 2020	202,752	$13.64
Warrants exercisable as of December 31, 2020	202,752	$13.64

The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date $6.00, the remaining contractual term of the options of 5 years, risk-free interest rate of 0.26% and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when estimating the value of warrants with the Black-Scholes option pricing model as the assumptions used are moderately judgmental.

The weighted-average life of the warrants is 2.2 years. The aggregate intrinsic value of the warrants outstanding and exercisable at December 31, 2020 is $0.

NOTE 18 – SUBSEQUENT EVENTS

On February 17, 2021, we completed an offering of 6,210,000 shares of our common stock, inclusive of the underwrites full overallotment, at $10.00 per share for total gross offering proceeds of $62,100,000. In connection with this offering, we received approval to list our common stock on the Nasdaq Capital Market under the symbol “UGRO”.

On February 19, 2021, we repaid all of the amounts outstanding under and terminated the Credit Agreement (See “NOTE 10 – DEBT”).

