Form 10-Q
period 2021-03-31
urban-gro, Inc.
filed 2021-05-11
CIK 1706524

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the registrant’s only class of common stock outstanding as of May 11, 2021 was 10,868,137 shares.

urban gro, Inc.

FORM 10-Q

For the Three Months Period Ended March 31, 2021

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

Important factors known to us that could cause such material differences are identified in this Report, including the factors described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020. Except as required by applicable law, we undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

urban-gro, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$49,922,802	$184,469
Accounts receivable, net	753,225	915,052
Inventories	634,335	537,104
Related party receivable	4,263	61,678
Prepayments and other assets	3,853,950	3,547,068
Total current assets	55,168,575	5,245,371

Non-current assets:
Property and equipment, net	107,260	129,444
Operating lease right of use assets, net	55,556	88,889
Investments	1,710,358	1,710,358
Goodwill	902,067	902,067
Other assets	84,347	84,514
Total non-current assets	2,859,588	2,915,272

Total assets	$58,028,163	$8,160,643

Liabilities
Current liabilities:
Accounts payable	$2,230,765	$653,998
Accrued expenses	1,417,119	1,798,494
Deposits	4,729,451	4,878,863
Notes payable	1,020,600	1,854,500
Revolving Facility	-	3,403,143
Term Loan, net	-	1,868,320
Operating lease liabilities	55,556	88,889
Total current liabilities	9,453,491	14,546,207

Non-current liabilities:
Notes payable	-	1,020,600
Total non-current liabilities	-	1,020,600

Total liabilities	9,453,491	15,566,807

Shareholders’ equity (deficit):
Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,218,137 issued and 10,868,137 outstanding as of March 31, 2021, and 4,718,714 shares issued and outstanding as of December 31, 2020	11,218	4,719
Additional paid in capital	75,091,357	14,553,438
Treasury shares, cost basis: 350,000 shares as of March 31, 2021	(2,975,000)	-
Accumulated deficit	(23,552,903)	(21,964,321)
Total shareholders’ equity (deficit)	48,574,672	(7,406,164)

Total liabilities and shareholders’ equity (deficit)	$58,028,163	$8,160,643

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Equipment systems	$11,344,752	$3,306,911
Consumable products	429,093	539,426
Services	260,513	414,666
Total Revenue	12,034,358	4,261,003

Cost of Revenue	9,393,713	3,147,515
Gross profit	2,640,642	1,113,488

Operating expenses:
General and administrative	2,197,009	2,095,408
Stock-based compensation	290,805	432,645
Total operating expenses	2,487,814	2,528,053

Income (loss) from operations	152,831	(1,414,565)

Non-operating income (expenses):
Interest expense	(317,443)	(298,634)
Interest expense – beneficial conversion of notes payable	(636,075)	-
Loss on extinguishment of debt	(790,723)	-
Other income	2,828	17,568
Total non-operating income (expenses)	(1,741,413)	(281,066)

Income (loss) before income taxes	(1,588,582)	(1,695,631)

Income tax expense (benefit)	-	–
Net income (loss)	$(1,588,582)	$(1,695,631)

Comprehensive income (loss)	$(1,588,582)	$(1,695,631)

Earnings (loss) per share:
Net loss per share - basic and diluted	$(0.20)	$(0.36)

Weighted average shares used in computation	7,831,959	4,739,830

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, December 31, 2020	4,718,714	$4,719	$14,553,483	$(21,964,321)	–	$(7,406,164)
Stock-based compensation	–	–	290,805	–	–	290,805
Beneficial conversion feature	–	–	636,075	–	–	636,075
Conversion of Bridge Financing	254,425	254	1,907,971	–	–	1,908,225
Stock grant program vesting	16,586	17	(17)	–	–	–
Stock issuance related to offering, net of offering costs of $4,400,683	6,210,000	6,210	57,693,107	–	–	57,699,317
Common stock repurchased	–	–	-	–	(2,975,000)	(2,975,000)
Stock issued with exercise of warrants	18,412	18	9,978	–	–	9,996
Net income (loss) for period ended March 31, 2021	–	–	–	(1,588,582)	–	(1,588,582)
Balance, March 31, 2021	11,218,137	11,218	72,116,357	(23,552,903)	(2,975,000)	48,574,672

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	4,701,552	$4,702	$11,877,590	$(16,890,626)	$(5,008,334)
Stock-based compensation	–	–	432,645	–	432,645
Clawback of stock granted	(16,667)	(17)	17	–	–
Stock issuance related to loan term revisions	16,667	16	99,984	–	100,000
Stock issuance related to debt	83,333	83	499,917	–	500,000
Warrant issuance related to debt	–	–	76,822	–	76,822
Net income (loss) for period ended March 31, 2020	–	–	–	(1,695,631)	(1,695,631)
Balance, March 31, 2020	4,784,885	$4,785	$12,986,974	$(18,586,257)	$(5,594,498)

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(1,588,582)	$(1,695,631)
Adjustments to reconcile net loss from operations:
Depreciation and amortization	55,685	61,014
Amortization of deferred financing costs	103,632	50,930
Loss on extinguishment of debt	790,723	-
Interest on convertible notes	53,725	–
Stock-based compensation expense	290,805	432,645
Beneficial conversion of Bridge notes	636,075	-
Gain on disposal of assets	-	13,815
Inventory write-offs	14,539	10,528
Bad debt expense	15,000	15,239
Changes in operating assets and liabilities:
Accounts receivable	204,242	391,569
Inventories	(111,770)	(221,537)
Prepayments and other assets	(1,178,239)	(404,412)
Accounts payable and accrued expenses	1,162,059	(1,172,081)
Deposits	(149,412)	651,336
Net Cash Provided By (Used In) Operating Activities	298,482	(1,866,585)

Cash Flows from Investing Activities
Purchases of property and equipment	–	(46,797)
Net Cash Used In Investing Activities	–	(46,797)

Cash Flows from Financing Activities
Proceeds from issuance of Revolving Facility	-	2,207,432
Proceeds from issuance of Term Loan	–	2,000,000
Proceeds from Revolving Facility advances	–	1,001,893
Repurchase of Common Stock	(2,975,000)	–
Proceeds from issuance of Common Stock, net of offering costs	58,170,696	–
Debt financing costs	–	(545,501)
Repayment of notes payable	(5,755,845)	(2,629,616)
Net Cash Provided by Financing Activities	49,439,851	2,034,208

Net Increase in Cash	49,738,333	120,826
Cash at Beginning of Period	184,469	448,703
Cash at End of Period	$49,922,802	$569,529

Supplemental Cash Flow Information:
Interest Paid	$317,443	$298,634

Supplemental disclosure of non-cash investing and financing activities:
Debt financing costs booked in equity	$–	$676,822

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for condensed financial reporting. The condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of shareholders’ deficit and condensed consolidated statements of cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s 2020 Form 10-K. During the three months ended March 31, 2021, there were no material changes made to the Company’s significant accounting policies.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Cloud 9 Support, LLC (“Cloud 9”), a company owned by James Lowe, a director and shareholder, purchases materials from the Company. Total sales to Cloud 9 from the Company were $14,006 and $132,872 during the three months ended March 31, 2021 and 2020, respectively. Outstanding receivables from Cloud 9 as of March 31, 2021 and December 31, 2020 totaled $4,263 and $61,678, respectively.

In October 2018, we issued a $1,000,000 unsecured note payable to Cloud 9, an entity owned by James Lowe, a director of the Company, which originally became due April 30, 2019 (the “James Lowe Note”). The James Lowe Note was personally guaranteed by Bradley Nattrass, our Chief Executive Officer, and Octavio Gutierrez. The loan had a one-time origination fee of $12,500. Interest accrued at the rate of 12% per annum and was paid monthly. As additional consideration for the James Lowe Note, we granted Mr. Lowe (as designee of Cloud9 Support) an option to purchase 5,000 shares of our common stock at an exercise price of $7.20 per share, which option is exercisable for a period of five years. The due date for the James Lowe Note was extended in May 2019 to December 31, 2019 and the interest rate was decreased to 9% per year. In consideration for Cloud9 Support extending the maturity date of the note and reducing the interest rate, we issued 1,667 shares of our common stock to Mr. Lowe (as designee of Cloud9 Support).

On February 21, 2020, we entered into an agreement to amend the James Lowe Note to extend the maturity date therein from December 31, 2019 to the date which is the earlier of 60 days following the date: (a) on which demand for repayment is made by the lenders under the Credit Agreement, as described in Note 9, (which is now only applicable in the case of an event of default under the Credit Agreement because of the removal of the demand feature pursuant to the First Amendment to the Credit Agreement); or (b) which is the maturity date under the Credit Agreement.

In addition, on February 25, 2020, the Company entered into a subordination, postponement and standstill agreement with Cloud9 Support (the “Subordination Agreement”) pursuant to which Cloud 9 Support agreed to postpone and subordinate all payments due under the promissory note until the facilities under the Credit Agreement have been fully and finally repaid. The term for the Subordination Agreement will continue in force as long as the Company is indebted to the agent or lenders under the Credit Agreement. In consideration for Cloud9 Support’s agreement to extend the maturity date of the promissory note and to enter into the Subordination Agreement, we issued 16,667 shares of common stock to Mr. Lowe (as designee of Cloud 9 Support).

On December 15, 2020, James Lowe agreed to convert the $1,000,000 James Lowe Note plus $4,500 of accrued interest (the “New James Lowe Note”) into a convertible note bridge financing (see “Bridge Financing” in Note 8 – Notes Payable). The New James Lowe Note carries interest at the rate of 12% and matures on December 31, 2021. The New James Lowe Note plus accrued interest was mandatorily converted into 137,940 shares of our common stock on February 17, 2021 in connection with the other Bridge Financing notes.

NOTE 4 – PREPAYMENTS AND OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	March 31,	December 31,
	2021	2020
Vendor prepayments	$3,428,331	$2,676,493
Prepaid services and fees	425,619	365,931
Deferred financing asset (See Note 9 - Debt)	-	504,644
Prepayments and other assets	$3,853,950	$3,547,068

NOTE 5 – INVESTMENTS

The Company has a strategic investment in Edyza, Inc. (“Edyza”), a hardware and software technology company that enables dense sensor networks in agriculture, healthcare, and other environments that require precise micro-climate monitoring. The Company measures this investment at cost, less any impairment changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The balance as of March 31, 2021 and December 31, 2020 was $1,710,358.

NOTE 6 – GOODWILL

The Company recorded goodwill in conjunction with the initial acquisition of Impact Engineering, Inc. (“Impact”) on March 7, 2019. The goodwill balance as of March 31, 2021 and December 31, 2020 is $902,067. Goodwill is not amortized. There is no goodwill for income tax purposes. The Company did not record any impairment charges related to goodwill for the periods ended March 31, 2021 and 2020.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 31,	December 31,
	2021	2020
Accrued operating expenses	$538,835	$717,503
Accrued wages and related expenses	335,225	408,907
Accrued interest expense	9,759	99,258
Accrued sales tax payable	533,300	572,826
	$1,417,119	$1,798,494

Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2015 through 2020.

NOTE 8 – NOTES PAYABLE

The following is a summary of notes payable excluding related party notes payable:

	March 31,	December 31,
	2021	2020

Paycheck Protection Program (“PPP”) loan entered into on April 16, 2020. Interest rate of 1.0% per annum. Payments of principal and interest are deferred until August 1, 2021 (the “Deferral Period”). The PPP loan may be forgiven in part or fully depending on the Company meeting certain PPP loan forgiveness guidelines. The Company has not yet determined if any of the PPP loan is subject to forgiveness and has therefore continued to present the entire PPP loan as an obligation on its financial statements. Any unforgiven portion of the PPP loan is payable over a two-year term, with payments deferred during the Deferral Period. The Company may prepay the unforgiven loan balance at any time without payment of any premium.	1,020,600	1,020,600

Convertible notes related to bridge financing. See Bridge Financing Notes below.	–	1,854,500

Total	1,020,600	2,875,100
Less current maturities	(1,020,600)	(1,854,500)
Long Term	$–	$1,020,600

During the fourth quarter of 2020 the Company entered into bridge financing notes (the “Bridge Financing Notes”) totaling $1,854,500. The Bridge Financing Notes are a combination of $1,004,500 in the New James Lowe Note (See Note 3 – Related Party Transactions), $350,000 received in November 2020, and an additional $500,000 received in December 2020. The Bridge Financing Notes carry interest at the rate of 12% and mature on December 31, 2021. The Bridge Financing Notes will be mandatorily converted upon the closing of a sale of the securities of the Company, whether in a private placement or pursuant to an effective registration statement under the Securities Act, resulting in at least $2,500,000 of gross proceeds to the Company (a “Qualified Offering”). In the event of a Qualified Offering, the outstanding principal and interest of the Bridge Financing Notes will be converted into the identical security issued at such Qualified Offering at 75% of the per security price paid by investors in connection with the Qualified Offering. The Offering described in Note 12 – Shareholders Equity, was a Qualified Offering and the Bridge Financing Notes were converted into equity in connection with the Offering on February 17, 2021.

NOTE 9 – DEBT

The Company’s borrowings as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Revolving Facility	$–	$3,403,143
Term Loan, net of $0 and $252,322 unamortized debt issuance costs	–	1,868,320
Total	–	5,271,463
Less current debt due within one year	–	(5,271,463)
Total long-term debt	$–	$-

On February 21, 2020, we entered into a letter agreement (the “Credit Agreement”) by and among the Company, as borrower, urban-gro Canada Technologies Inc. and Impact., as guarantors, the lenders party thereto (the “Lenders”), and Bridging Finance Inc., as administrative agent for the Lenders (the “Agent”). The Credit Agreement, which was denominated in Canadian dollars (C$), was comprised of (i) a 12-month senior secured demand term loan facility in the amount of C$2.7 million ($2.0 million), which was funded in its entirety on the closing date (the “Term Loan”); and (ii) a 12-month demand revolving credit facility of up to C$5.4 million ($4.0 million), which could be drawn from time to time, subject to the terms and conditions set forth in the Credit Agreement and described further below (the “Revolving Facility,” and together with the Term Loan, the “Facilities”). The Credit Agreement was personally guaranteed by the Company’s CEO and Chairman, Brad Nattrass, and was to be in place for the original term of the Credit Agreement (1 year) plus a 1-year extension period at the discretion of the Lender as provided in the Credit Agreement.

The final maturity date of the Facilities was initially stipulated in the Credit Agreement as the earlier of (i) demand, and (ii) the date that is 12 months after the closing date, with a potential extension to the date that is 24 months after the closing date (the “Initial Maturity Date”). The Facilities bore interest at the annual rate established and designated by the Bank of Nova Scotia as the prime rate, plus 11% per annum. Accrued interest on the outstanding principal amount of the Facilities was due and payable monthly in arrears, on the last business day of each month, and on the Initial Maturity Date.

The Revolving Facility could initially be borrowed and re-borrowed on a revolving basis by the Company during the term of the Facilities, provided that borrowings under the Revolving Facility were limited by a loan availability formula equal to the sum of (i) 90% of insured accounts receivable, (ii) 85% of investment grade receivables, (iii) 75% of other accounts receivable, (iv) 50% of eligible inventory, and (v) the lesser of C$4.05 million ($3.0 million) and (A) 75% of uncollected amounts on eligible signed equipment orders for equipment systems contracts and (B) 85% of uncollected amounts on eligible signed professional services order forms for design contracts. The Revolving Facility could be prepaid in part or in full without a penalty at any time during the term of the Facilities, and the Term Loan could be prepaid in full or in part without penalty subject to 60 days prior notice in each case subject to certain customary conditions.

On September 4, 2020, the Company executed an amendment to the Credit Agreement (the “First Amendment”) whereas the Facilities described above were due on December 31, 2021 (the “Revised Maturity Date”). The First Amendment also increased the rate at which the Facilities will bear interest to the annual rate established and designated by the Bank of Nova Scotia as the prime rate, plus 12% per annum.

As a result of the First Amendment, the Company was required to prepay, on or before January 31, 2021, $1,000,000 of the balance of the Term Loan and begin making monthly payments of $100,000 on the balance on the Term Loan starting on March 1, 2021. Additionally, the Company was required to make monthly payments of $50,000 on the balance under the Revolving Facility beginning October 1, 2020 and could make no more draws under the Revolving Facility.

The Company incurred $1,314,868 of debt issuance costs in connection with these Facilities, of which $676,822 was non-cash in the form of Common Stock and warrant issuances. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing based on the market value of the underlying Common Stock at the valuation measurement date of $6.00, the remaining contractual terms of the warrants of 5 years, risk free interest rate of 1.14% an expected volatility of the price of the underlying Common Stock of 100%. The Company recorded the debt issuance costs as either a deferred financing asset or a direct reduction of the loan obligation based on the pro-rata value of the Revolving Facility and Term Loan, respectively, on the closing date. The debt issuance costs were being amortized as interest expense over the life of the Facilities, until the Revised Maturity Date. On February 17, 2021, the Company repaid all amounts outstanding under the Credit Agreement and expensed the remaining unamortized debt issuance costs as loss on extinguishment of debt. As of December 31, 2020, there were $504,644 and $252,322 of unamortized debt issuance costs remaining related to the Revolving Facility and Term Loan, respectively.

NOTE 10 – RISKS AND UNCERTAINTIES

Concentration Risk

During the three months ended March 31, 2021 and 2020, one client represented 31% and another client represented 26% of total revenue, respectively. At March 31, 2021 one client represented 18% and another represented 16% of total outstanding accounts receivable. At December 31, 2020, one client represented 23% and another represented 17% of total outstanding accounts receivable.

During the three months ended March 31, 2021, 18% of the Company’s total purchases were from one vendor. During the three months ended March 31, 2020, one vendor composed 21% and another vendor composed 15% of the Company’s total purchases.

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

NOTE 11 – STOCK-BASED COMPENSATION

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $290,805 and $432,645, respectively, based on the vesting schedule of the stock grants and options. No cash flow effects are anticipated for stock grants.

Stock Grants:

The following table shows stock grant activity for the three months ended March 31, 2021:

Grants outstanding as of December 31, 2020	118,889
Grants awarded	40,000
Grants outstanding as of March 31, 2021	158,889

As of March 31, 2021, the Company has $329,448 in unrecognized share-based compensation expense related to these stock grants.

Stock Options:

The following table shows stock option activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2020	638,278	7.72	$6.48
Issued	55,833	4.76	$6.00
Expired	18,444	5.07	$7.89
Stock options outstanding at March 31, 2021	675,667	7.55	$6.40
Stock options exercisable at March 31, 2021	369,305	7.69	$6.46

The fair value of the options is calculated using the Black-Scholes pricing model based on the market value of the underlying common stock at the valuation measurement date $6.00, the remaining contractual term of the options of 5 years, risk-free interest rate of 0.36% and expected volatility of the price of the underlying common stock of 100%.

As of March 31, 2021, the Company has $673,086 in unrecognized share-based compensation expense related to these stock options. The aggregate intrinsic value of the options outstanding and exercisable at March 31, 2021 is $0.

NOTE 12 – SHAREHOLDERS’ EQUITY

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

NOTE 13 – WARRANTS

Warrants are immediately exercisable upon issuance. The following table shows warrant activity for the three months ended March 31, 2021.

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2020	202,752	$13.64
Exercised	(21,747)	24.00
Issued in connection with equity offering	310,500	$12.50
Warrants outstanding as of March 31, 2021	491,505	$12.75
Warrants exercisable as of March 31, 2021	491,505	$12.75

The fair value of the warrants is calculated using the Black-Scholes pricing model based on the market value of the underlying common stock at the valuation measurement date $10.00, the remaining contractual term of the options of 5 years, risk-free interest rate of 0.57% and expected volatility of the price of the underlying common stock of 100%.

The weighted-average life of the warrants is 2.4 years. The aggregate intrinsic value of the warrants outstanding and exercisable at March 31, 2021 is $0.

NOTE 14 – SUBSEQUENT EVENTS

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

Our indoor commercial cultivation solution offers an integrated suite of services and equipment systems that generally fall within the following categories:

●	Service Solutions:

●	Engineering Design Services – A comprehensive triad of services including:

i.	Cultivation Space Programming (“CSP”)

ii.	Integrated Cultivation Design (“ICD”)

iii.	Full-Facility Mechanical, Electrical, and Plumbing (“MEP”)

●	gro-care® - A recurring revenue subscription-based managed service offering including:

i.	Remote Monitoring, Reporting, Support, and Training Services

ii.	Facility and Equipment Commissioning & Audit Services

iii.	Environmental Sciences Groups’ (“ESG”) Compliance and Program Services

●	Integrated Equipment Solutions:

●	Design, Source, and Integration of Complex Environmental Equipment Systems Including Purpose-Built Heating, Ventilation, and Air Conditioning (“HVAC”) solutions, Environmental Controls, Fertigation, and Irrigation Distribution.

●	Value-Added Reselling (“VAR”) of Cultivation Equipment including a Complete line of Lighting and Rolling Benching Systems

●	Strategic Vendor Relationships with Premier Manufacturers

The majority of our clients are commercial CEA cultivators. We believe one of the key points of our differentiation that our clients value is the depth of experience of our employees and our Company. We currently employ 49 individuals. Approximately two-thirds of our employees are considered experts in their areas of focus, and our team includes Engineers (Mechanical, Electrical, Plumbing, Controls, and Agricultural), Professional Engineers, horticulturalists and individuals with Masters Degrees in Plant Science and Business Administration. As a company, we have worked on more than 300 indoor CEA facilities, and believe that the experience of our team and Company provide clients with the confidence that we will proactively keep them from making common costly mistakes during the build out and operational stages. Our expertise translates into clients saving time, money, and resources, and provides them ongoing access to expertise that they can leverage without having to add headcount to their own operations. We provide this experience in addition to offering a platform of the highest quality equipment systems that can be integrated holistically into our clients’ facilities.

Results Of Operations

During the three months ended March 31, 2021, we generated revenues of $12.0 million compared to revenues of $4.2 million during the three months ended March 31, 2020, an increase of $7.8 million, or 182%. Equipment systems revenue increased $8.0 million primarily due to an increase in cultivation equipment sales, services revenue decreased $0.1 million and consumable product sales decreased $0.1 million.

During the three months ended March 31, 2021, cost of revenues was $9.4 million compared to $3.1 million during the three months ended March 31, 2020, an increase of $6.3 million, or 198%. This increase is directly attributable to the increase in revenues indicated above.

Gross profit was $2.6 million (22% of revenues) during the three months ended March 31, 2021 compared to $1.1million (26% of revenues) during the three months ended March 31, 2020. Gross profit as a percentage of revenues decreased due to a revenue mix shift in the current period favoring equipment systems revenues versus services and consumables revenues.

Operating expenses remained constant at $2.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This was due to the offsetting effects of a $0.1 million reduction in stock-based compensation expense and a $0.1 million increase in general operating expenses, mainly due to an increase in salary and travel expenses.

Non-operating expenses increased $1.4 million to $1.7 million for the three months ended March 31, 2021, compared to $0.3 million for the three months ended March 31, 2020. The Company incurred a $0.8 million loss on the extinguishment of debt and a $0.6 million expense related to the conversion of debt to equity at a discount to the offering price for the three months ended March 31, 2021.

As a result of the above, we incurred a net loss of $1.6 million for the three months ended March 31, 2021, or a loss per share of $0.20, compared to a net loss of $1.7 million for the three months ended March 31, 2020 or a loss per share of $0.36.

NON-GAAP FINANCIAL MEASURES

The Company uses the supplemental financial measure of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as a measure of our operating performance. Adjusted EBITDA is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it is not a substitute for other measures prescribed by GAAP such as net income (loss), income (loss) from operations, and cash flows from operating activities. We define Adjusted EBITDA as net income (loss) attributable to urban-gro, Inc., determined in accordance with GAAP, excluding the effects of certain operating and non-operating expenses including, but not limited to, interest expense, depreciation of tangible assets, amortization of intangible assets, impairment of investments, unrealized exchange losses, and stock-based compensation expense that we do not believe reflect our core operating performance.

Our board of directors and management team focus on Adjusted EBITDA as a key performance and compensation measure. We believe that Adjusted EBITDA assists us in comparing our operating performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance.

The following table reconciles net loss attributable to the Company to Adjusted EBITDA for the periods presented:

	Three months Ended March 31,
	2021	2020
Net Loss	$(1,588,582)	$(1,695,631)
Interest expense	317,443	298,634
Interest expense – BCF	636,075	–
Loss on extinguishment of debt	790,723	–
Stock-based compensation	290,805	432,645
Depreciation and amortization	55,684	60,553
Adjusted EBITDA	$502,148	$(903,799)

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $49.9 million, which represented an increase of $49.7 million from December 31, 2020. This increase in cash and cash equivalents is primarily due to the net proceeds received from our equity offering in February of 2021 of $58.2 million offset by $5.8 million of debt repayment and $3.0 million of treasury stock purchases during the quarter ended March 31, 2021.

Net cash provided by operating activities was $0.3 million during the three months ended March 31, 2021, compared to net cash used in operating activities of $1.9 million during the three months ended March 31, 2020, an improvement of $2.2 million. This increase in cash provided by operating activities is primarily the result of the $1.6 million improvement in income from operations for the comparable periods with the remaining fluctuation being primarily comprised of fluctuations in operating assets and liabilities. At March 31, 2021, we had $4.7 million in client deposits related to client orders, compared to client deposits of $4.9 million as of December 31, 2020. We require prepayments from clients before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the client deposits liability account when received. We expect client deposits to be relieved from the deposits account no longer than 12 months for each project. At March 31, 2021, we had $3.4 million of vendor prepayments compared to $2.7 million at December 31, 2020. At March 31, 2021, we had $2.2 million in accounts payable, compared to $0.7 million at December 31, 2020.

Net cash used in investing activities was $0.0 million for the three months ended March 31, 2021, compared to $0.1 million during the three months ended March 31, 2020. Historically, cash has been used to increase our investments in strategic partnerships and to acquire property and equipment. We will continue to have ongoing needs to purchase property and equipment to maintain our operations. We have no material commitments for capital expenditures as of March 31, 2021.

Net cash provided by financing activities was $49.4 million for the three months ended March 31, 2021, compared to $2.0 million during the three months ended March 31, 2020. Cash provided from financing activities during the three months ended March 31, 2021 primarily relates to $58.2 million in net proceeds received from the issuance of stock, offset by $5.8 million used in the repayment of notes payable and $3.0 million in treasury shares acquired.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2021.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s 2020 Form 10-K. During the three months ended March 31, 2021, there were no material changes made to the Company’s significant accounting policies.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2021, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three months ended March 31, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2021.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer, a duly authorized officer

By:	/s/ Richard Akright
Richard A. Akright, Principal Financial Officer and Principal Accounting Officer

