Form 10-Q
period 2021-06-30
urban-gro, Inc.
filed 2021-08-11
CIK 1706524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s only class of common stock outstanding as of August 6, 2021 was 10,512,515 shares.

urban gro, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

urban-gro, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$50,444,738	$184,469
Accounts receivable, net	2,977,167	915,052
Inventories	627,276	537,104
Related party receivable	5,626	61,678
Prepayments and other assets	6,212,891	3,547,068
Total current assets	60,267,698	5,245,371

Non-current assets:
Property and equipment, net	96,734	129,444
Operating lease right of use assets, net	22,222	88,889
Investments	1,710,358	1,710,358
Goodwill	902,067	902,067
Other assets	83,936	84,514
Total non-current assets	2,815,317	2,915,272

Total assets	$63,083,015	$8,160,643

Liabilities
Current liabilities:
Accounts payable	$2,265,840	$653,998
Accrued expenses	1,971,405	1,798,494
Deposits	9,354,279	4,878,863
Notes payable	-	1,854,500
Revolving Facility	-	3,403,143
Term Loan, net	-	1,868,320
Operating lease liabilities	22,222	88,889
Total current liabilities	13,613,746	14,546,207

Non-current liabilities:
Notes payable	-	1,020,600
Total non-current liabilities	-	1,020,600

Total liabilities	13,613,746	15,566,807

Shareholders’ equity (deficit):
Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,222,914 issued and 10,820,019 outstanding as of June 30, 2021, and 4,718,714 shares issued and outstanding as of December 31, 2020	11,223	4,719
Additional paid in capital	75,227,775	14,553,438
Treasury shares, cost basis: 402,895 shares as of June 30, 2021	(3,474,270)	-
Accumulated deficit	(22,295,459)	(21,964,321)
Total shareholders’ equity (deficit)	49,469,269	(7,406,164)

Total liabilities and shareholders’ equity (deficit)	$63,083,015	$8,160,643

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Equipment systems	$12,179,316	$3,108,162	$23,524,066	$6,589,747
Consumable products	363,574	270,434	792,667	635,186
Services	288,407	626,668	548,920	1,041,334
Total Revenue	12,831,297	4,005,264	24,865,653	8,266,267

Cost of Revenue	9,908,913	2,811,812	19,302,626	5,959,327
Gross profit	2,922,384	1,193,452	5,563,027	2,306,940

Operating expenses:
General and administrative	2,400,828	1,560,499	4,597,835	3,655,907
Stock-based compensation	299,602	559,904	590,407	992,549
Total operating expenses	2,700,430	2,120,403	5,188,242	4,648,456

Income (loss) from operations	221,954	(926,951)	374,784	(2,341,516)

Non-operating income (expenses):
Interest expense	(4,624)	(365,709)	(322,067)	(664,343)
Interest expense – beneficial conversion of notes payable	-	-	(636,075)	-
Loss on extinguishment of debt	-	-	(790,723)	-
Impairment of investment	-	(310,000)	-	(310,000)
PPP Loan Forgiveness	1,032,316		1,032,316
Other income	7,798	32,690	10,626	50,258
Total non-operating income (expenses)	1,035,490	(643,019)	(705,923)	(924,085)

Income (loss) before income taxes	1,257,444	(1,569,970)	(331,138)	(3,265,601)

Income tax expense (benefit)	-	–	-	–
Net income (loss)	$1,257,444	$(1,569,970)	$(331,138)	$(3,265,601)

Comprehensive income (loss)	$1,257,444	$(1,569,970)	$(331,138)	$(3,265,601)

Earnings (loss) per share:
Earnings (loss) per share - basic	$0.11	$(0.33)	$(0.03)	$(0.69)
Earnings (loss) per share - dilutive	$0.11	$(0.33)	$(0.03)	$(0.69)

Weighted average share - basic	11,220,580	4,792,462	9,535,630	4,765,047
Weighted average shares - dilutive	11,725,282	4,792,462	9,535,630	4,765,047

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, March 31, 2021	11,218,137	$11,218	$75,091,357	$(23,552,903)	$(2,975,000)	$48,574,672
Stock-based compensation	-	-	299,602	-	-	299,602
Stock issuance related to offering, net of offering costs of $195,574	-	-	(195,574)	-	-	(195,574)
Common stock repurchased	-	-	-	-	(499,270)	(499,270)
Stock Options Exercised	4,777	5	32,390	-	-	32,395
Net income (loss) for period ended June 30, 2021	-	-	-	1,257,444	-	1,257,444
Balance, June 30, 2021	11,222,914	$11,223	$75,227,775	$(22,295,459)	$(3,474,270)	$49,469,269

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2020	4,784,885	$4,785	$12,986,974	$(18,586,257)	$(5,594,498)
Stock-based compensation	–	–	559,904	–	559,904
Stock grant program vesting	20,278	20	(20)	–	–
Net income (loss) for period ended June 30, 2020	–	–	–	(1,569,970)	(1,569,970)
Balance, June 30, 2020	4,805,163	$4,805	$13,546,858	$(20,156,227)	$(6,604,564)

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (Continued)

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, December 31, 2020	4,718,714	$4,719	$14,553,438	$(21,964,321)	$–	$(7,406,164)
Stock-based compensation	-	-	590,407	-	-	590,407
Beneficial conversion feature	-	-	636,075	-	-	636,075
Conversion of Bridge Financing	254,425	254	1,907,971	-	-	1,908,225
Stock grant program vesting	16,586	17	(17)	-	-	-
Stock issuance related to offering, net of offering costs of $4,596,257	6,210,000	6,210	57,497,533	-	-	57,503,743
Common stock repurchased	-	-	-	-	(3,474,270)	(3,474,270)
Stock issued with exercise of warrants	18,412	18	9,978	-	-	9,996
Stock Options Exercised	4,777	5	32,390	-	-	32,395
Net income (loss) for period ended June 30, 2021	-	-	-	(331,138)	-	(331,138)
Balance, June 30, 2021	11,222,914	$11,223	$75,227,775	$(22,295,459)	$(3,474,270)	$49,469,269

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	4,701,552	$4,702	$11,877,590	$(16,890,626)	$(5,008,334)
Stock-based compensation	–	–	992,549	–	992,549
Clawback of stock granted	(16,667)	(17)	17	–	–
Stock grant program vesting	20,278	20	(20)	–	–
Stock issued loan revisions	16,667	16	99,984	–	100,000
Stock issuance related to debt	83,333	83	499,917	–	500,000
Warrant issuance related to debt	–	–	76,822	–	76,822
Net income (loss) for period ended June 30, 2020	–	–	–	(3,265,601)	(3,265,601)
Balance, June 30, 2020	4,805,163	$4,805	$13,546,858	$(20,156,227)	$(6,604,564)

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(331,138)	$(3,265,601)
Adjustments to reconcile net loss from operations:
Depreciation and amortization	109,625	120,410
Amortization of deferred financing costs	103,632	203,721
Loss on extinguishment of debt	790,723	–
Interest on convertible notes	53,725	–
Stock-based compensation expense	590,407	992,549
Beneficial conversion of Bridge notes	636,075	-
Impairment of investment	-	310,000
Gain on disposal of assets	-	3,468
Inventory write-offs	26,792	25,528
Bad debt expense	28,248	25,239
PPP loan forgiveness	(1,032,316)	–
Changes in operating assets and liabilities:
Accounts receivable	(2,034,311)	613,723
Inventories	(116,964)	(324,981)
Prepayments and other assets	(3,732,753)	(158,687)
Accounts payable and accrued expenses	1,729,802	(2,149,312)
Deposits	4,475,416	441,518
Net Cash Provided By (Used In) Operating Activities	1,296,963	(3,162,425)

Cash Flows from Investing Activities
Purchases of property and equipment	(9,670)	(85,331)
Net Cash Used In Investing Activities	(9,670)	(85,331)

Cash Flows from Financing Activities
Proceeds from issuance of Revolving Facility	-	2,207,432
Proceeds from issuance of Term Loan	-	2,000,000
Proceeds from Revolving Facility advances	-	1,205,525
Repurchase of Common Stock	(3,474,270)	–
Proceeds from issuance of Common Stock, net of offering costs	58,203,091	–
Long-term note payable	-	1,020,600
Debt financing costs	-	(545,501)
Repayment of debt	(5,755,845)	(2,686,522)
Net Cash Provided by Financing Activities	48,972,976	3,201,534

Net Increase in Cash	50,260,269	(46,222)
Cash at Beginning of Period	184,469	448,703
Cash at End of Period	$50,444,738	$402,481

Supplemental Cash Flow Information:
Interest Paid	$218,435	$664,343

Supplemental disclosure of non-cash investing and financing activities:
Debt financing costs booked in equity	$-	$676,822
PPP Loan Forgiveness	$1,032,316	$-

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Organization

urban-gro, Inc. (“we,” “us,” “our,” the “Company,” or “urban-gro”) is a leading architectural, engineering and design services company focused on the sustainable commercial indoor horticulture market. We engineer and design indoor controlled environment agriculture (“CEA”) facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running.

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

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s 2020 Form 10-K. During the six months ended June 30, 2021, there were no material changes made to the Company’s significant accounting policies.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Cloud 9 Support, LLC (“Cloud 9”), a company owned by James Lowe, a director and shareholder, purchases materials from the Company. Total sales to Cloud 9 from the Company were $93,205 and $247,157 for the six months ended June 30, 2021, and 2020, respectively, and $79,199 and $114,285 during the three months ended June 30, 2021 and 2020, respectively. Outstanding receivables from Cloud 9 as of June 30, 2021 and December 31, 2020 totaled $5,626 and $61,678, respectively.

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

NOTE 4 – PREPAYMENTS AND OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	June 30,	December 31,
	2021	2020
Vendor prepayments	$5,699,972	$2,676,493
Prepaid services and fees	512,919	365,931
Deferred financing asset (See Note 9 - Debt)	-	504,644
Prepayments and other assets	$6,212,891	$3,547,068

NOTE 5 – INVESTMENTS

The Company has a strategic investment in Edyza, Inc. (“Edyza”), a hardware and software technology company that enables dense sensor networks in agriculture, healthcare, and other environments that require precise micro-climate monitoring. The Company measures this investment at cost, less any impairment changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The balance as of June 30, 2021 and December 31, 2020 was $1,710,358.

NOTE 6 – GOODWILL

The Company recorded goodwill in conjunction with the initial acquisition of Impact Engineering, Inc. (“Impact”) on March 7, 2019. The goodwill balance as of June 30, 2021 and December 31, 2020 is $902,067. Goodwill is not amortized. There is no goodwill for income tax purposes. The Company did not record any impairment charges related to goodwill for the periods ended June 30, 2021 and 2020.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 30,	December 31,
	2021	2020
Accrued operating expenses	$588,276	$717,503
Accrued wages and related expenses	661,696	408,907
Accrued interest expense	-	99,258
Accrued sales tax payable	721,433	572,826
	$1,971,405	$1,798,494

Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2015 through 2020.

NOTE 8 – NOTES PAYABLE

The following is a summary of notes payable excluding related party notes payable:

	June 30,	December 31,
	2021	2020

Paycheck Protection Program (“PPP”) loan entered into on April 16, 2020. The Company applied for and has been notified that the full amount of the loan, which was used for eligible expenditures for payroll and other expenses described in the CARES Act was forgiven on June 11, 2021.	$-	1,020,600

Convertible notes related to bridge financing. See Bridge Financing Notes below.	-	1,854,500

Total	-	2,875,100
Less current maturities	-	(1,854,500)
Long Term	$-	$1,020,600

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

NOTE 9 – DEBT

The Company’s borrowings as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Revolving Facility	$-	$3,403,143
Term Loan, net of unamortized debt issuance costs	-	1,868,320
Total	-	5,271,463
Less current debt due within one year	-	(5,271,463)
Total long-term debt	$-	$-

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

NOTE 10 – RISKS AND UNCERTAINTIES

Concentration Risk

During the six months ended June 30, 2021 one client represented 46% and another client represented 15% of total revenue, compared to the six months ended June 30, 2020 where two other clients represented 17% each of total revenue. During the three months ended June 30, 2021, one client represented 60% and another client represented 11% of total revenue, compared to the three months ended June 30, 2020, when two other clients represented 25% and 11% of total revenue. At June 30, 2021 one client represented 75% and another client represented 15% of total outstanding accounts receivable. At December 31, 2020, one client represented 23% and another client represented 17% of total outstanding accounts receivable.

During the six months ended June 30, 2021, 16% of the Company’s total purchases were from one vendor compared to 15% from another vendor for the six months ended June 30, 2020. During the three months ended June 30, 2021, one vendor represented 25% of the Company’s total purchases, compared to the three months ended June 30, 2020, where a separate vendor consisted of 15% of the Company’s total purchases. At June 30, 2021, one vendor represented 35% of total accounts payable. At December 31, 2020, a separate vendor represented 25% of total accounts payable.

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

NOTE 11 – STOCK-BASED COMPENSATION

Stock-based compensation expense for the six months ended June 30, 2021 and 2020 was $590,407 and $992,549, respectively, based on the vesting schedule of the stock grants and options. Stock based compensation expense for the three months ended June 30, 2021 and 2020 was $299,602 and $559,904, respectively, based on the vesting schedule of the stock grants and options. No cash flow effects are anticipated for stock grants.

Stock Grants:

The following table shows stock grant activity for the six months ended June 30, 2021:

Grants outstanding as of December 31, 2020	118,889
Grants awarded	101,102
Grants Vested	(16,667)
Grants outstanding as of June 30, 2021	203,324

As of June 30, 2021, the Company has $642,717 in unrecognized share-based compensation expense related to these stock grants.

Stock Options:

The following table shows stock option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2020	638,278	7.72	$6.48
Issued	55,833	4.51	$6.00
Expired	(18,444)	4.82	$7.89
Exercised	(4,777)	-	$6.78
Stock options outstanding at June 30, 2021	670,890	7.55	$6.39
Stock options exercisable at June 30, 2021	365,362	7.69	$6.46

The fair value of the options is calculated using the Black-Scholes pricing model based on the market value of the underlying common stock at the valuation measurement date of $9.39 the remaining contractual term of the options of 5 years, risk-free interest rate of 1.61% and expected volatility of the price of the underlying common stock of 100%.

As of June 30, 2021, the Company has $515,320 in unrecognized share-based compensation expense related to these stock options. The aggregate intrinsic value of the options outstanding and exercisable at June 30, 2021 is $0.

NOTE 12 – SHAREHOLDERS’ EQUITY

In March 2020, an executive left the Company and returned 16,667 common shares as part of the related separation agreement. The Company retired the shares and reduced its issued and outstanding stock by 16,667 shares.

On February 17, 2021, we completed an offering of 6,210,000 shares of our common stock, inclusive of the underwriters full overallotment, at $10.00 per share for total gross offering proceeds of $62,100,000. In connection with this offering, we received approval to list our common stock on the Nasdaq Capital Market under the symbol “UGRO”.

On May 24, 2021, we announced that the Board of Directors authorized a stock repurchase program to purchase up to $5.0 million of the currently outstanding shares of the Company’s common stock, over a period of 12 months through open market purchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. Under this program, the Company has repurchased 52,895 shares of common stock as of June 30, 2021.

NOTE 13 – WARRANTS

The following table shows warrant activity for the six months ended June 30, 2021.

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2020	202,752	$13.64
Exercised	(18,412)	$24.00
Issued in connection with equity offering	310,500	$12.50
Expired	(116,674)	$18.00
Warrants outstanding as of June 30, 2021	377,166	$11.16
Warrants exercisable as of June 30, 2021	377,166	$11.16

The fair value of the warrants issued in connection with the equity offering were calculated using the Black-Scholes pricing model based on the market value of the underlying common stock at the valuation measurement date of $10.00, the remaining contractual term of the options of 5 years, risk-free interest rate of 0.57% and expected volatility of the price of the underlying common stock of 100%.

The weighted-average life of the warrants is 2.20 years. The aggregate intrinsic value of the warrants outstanding and exercisable at June 30, 2021 is $0.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to June 30, 2021 up to the date of this filing of these condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

On July 30, 2021, the Company announced that it had completed the acquisitions of 2WR of Colorado, Inc., a Colorado corporation, 2WR of Georgia, Inc., a Georgia corporation, and MJ12 Design Studio, Inc., a Colorado corporation (“ the 2WR Entities”), and had entered into an affiliate relationship with 2WR of Mississippi, P.C., a Mississippi professional corporation, agreements that were initially announced on June 28, 2021. The acquisitions of the 2WR Entities were for a total purchase price of up to $9,100,000, consisting of $5,100,000 in cash and $2,000,000 of the Company’s stock at the closing of the transactions and up to $2,000,000 of additional earnout payments to the sellers of the 2WR Entities payable quarterly over a two-year period from the date of closing of the transaction, based on the 2WR Entities achieving agreed upon gross profit targets. The earnout payments, if and when earned, can be paid in cash or stock at the Company’s discretion. The Company’s initial accounting for the 2WR Entities acquisitions has not been completed because the valuations have not yet been received from the Company’s independent valuation firm.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. See also “Forward Looking Statements” on page 3 of this Report.

Overview and History

urban-gro, Inc. (“we,” “us,” “our,” the “Company,” or “urban-gro”) is a leading architectural, engineering and design services company focused on the sustainable commercial indoor horticulture market. We engineer and design indoor controlled environment agriculture (“CEA”) facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running.

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

Our indoor commercial cultivation solution offers an integrated suite of services and equipment systems that generally fall within the following categories:

●	Service Solutions:

●	Architecture, Engineering Design Services – A comprehensive triad of services including:

i.	Architecture

ii.	Cultivation Space Programming (“CSP”)

iii.	Integrated Cultivation Design (“ICD”)

iv.	Full-Facility Mechanical, Electrical, and Plumbing (“MEP”)

●	gro-care® - A recurring revenue subscription-based managed service offering including:

i.	Remote Monitoring, Reporting, Support, and Training Services

ii.	Facility and Equipment Commissioning & Audit Services

iii.	Environmental Sciences Groups’ (“ESG”) Compliance and Program Services

●	Integrated Equipment Solutions:

●	Design, Source, and Integration of Complex Environmental Equipment Systems Including Purpose-Built Heating, Ventilation, and Air Conditioning (“HVAC”) solutions, Environmental Controls, Fertigation, and Irrigation Distribution.

●	Value-Added Reselling (“VAR”) of Cultivation Equipment including a Complete line of Lighting, Fans and Rolling Benching Systems

●	Strategic Vendor Relationships with Premier Manufacturers

The majority of our clients are commercial CEA cultivators. We believe one of the key points of our differentiation that our clients value is the depth of experience of our employees and our Company. We currently employ 75 individuals. Approximately two-thirds of our employees are considered experts in their areas of focus, and our team includes Architects, Engineers (Mechanical, Electrical, Plumbing, Controls, and Agricultural), Professional Engineers, horticulturalists and individuals with Masters Degrees in Plant Science and Business Administration. As a company, we have worked on more than 450 indoor CEA facilities, and believe that the experience of our team and Company provide clients with the confidence that we will proactively keep them from making common costly mistakes during the build out and operational stages. Our expertise translates into clients saving time, money, and resources, and provides them ongoing access to expertise that they can leverage without having to add headcount to their own operations. We provide this experience in addition to offering a platform of the highest quality equipment systems that can be integrated holistically into our clients’ facilities.

Results Of Operations

Comparison of Results of Operations for the three months ended June 30, 2021 and 2020

 During the three months ended June 30, 2021, we generated revenues of $12.8 million compared to revenues of $4.0 million during the three months ended June 30, 2020, an increase of $8.8 million, or 220%. Equipment systems revenue increased $9.1 million primarily due to an increase in cultivation equipment sales, services revenue decreased $0.3 million and consumable product sales increased $0.1 million.

During the three months ended June 30, 2021, cost of revenues was $9.9 million compared to $2.8 million during the three months ended June 30, 2020, an increase of $7.1 million, or 252%. This increase is directly attributable to the increase in revenues indicated above.

Gross profit was $2.9 million (23% of revenues) during the three months ended June 30, 2021 compared to $1.2 million (30% of revenue) during the three months ended June 30, 2020. Gross profit as a percentage of revenues decreased due to a significant increase in lower margin equipment systems revenues for the comparable periods.

Operating expenses increased $0.6 million to $2.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This was due to the offsetting effects of a $0.8 million increase in general operating expenses, mainly due to an increase in salary and travel expenses and a $0.3 million reduction in stock-based compensation expense.

Non-operating income was $1.0 million for the three months ended June 30, 2021, compared to non-operating expenses of $0.6 million for the three months ended June 30, 2020. The Company recorded a $1.0 million gain from the PPP loan forgiveness in the three months ended June 30, 2021. For the three months ended June 30, 2020, the company incurred interest expense of $0.4 million and recorded an impairment loss of $0.3 million.

As a result of the above, we incurred net income of $1.3 million for the three months ended June 30, 2021, or a gain per share of $0.11, compared to a net loss of $1.6 million for the three months ended June 30, 2020 or a loss per share of ($0.33).

Comparison of Results of Operations for the six months ended June 30, 2021 and 2020

During the six months ended June 30, 2021, we generated revenues of $24.9 million compared to revenues of $8.2 million during the six months ended June 30, 2020, an increase of $16.7 million, or 201%. Equipment systems revenue increased $16.9 million primarily due to an increase in cultivation equipment sales, services revenue decreased $0.5 million and consumable product sales increased $0.2 million.

During the six months ended June 30, 2021, cost of revenues was $19.3 million compared to $6.0 million during the six months ended June 30, 2020, an increase of $13.3 million, or 224%. This increase is directly attributable to the increase in revenues indicated above.

Gross profit was $5.6 million (22% of revenues) during the six months ended June 30, 2021 compared to $2.3 million (28% of revenue) during the six months ended June 30, 2020. Gross profit as a percentage of revenues decreased due to a significant increase in lower margin equipment systems revenues for the comparable periods.

Operating expenses increased $0.6 million to $5.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This was due to the offsetting effects of a $0.9 million increase in general operating expenses, mainly due to an increase in salary and travel expenses, offset by a $0.4 million reduction in stock-based compensation expense.

Non-operating expense was $0.7 million for the six months ended June 30, 2021, compared to $0.9 million for the six months ended June 30, 2020. The Company incurred a $1.0 million gain from the forgiveness of the PPP loan, an $0.8 million loss on the extinguishment of debt, a $0.6 million expense related to the conversion of debt to equity at a discount to the offering price, and interest expense of $0.3 million for the six months ended June 30, 2021. For the six months ended June 30, 2020, the company incurred interest expense of $0.7 million and recorded an impairment loss of $0.3 million.

As a result of the above, we incurred net loss of $0.3 million for the six months ended June 30, 2021, or a loss per share of ($0.03), compared to a net loss of $3.3 million for the six months ended June 30, 2020 or a loss per share of ($0.69).

NON-GAAP FINANCIAL MEASURES

The Company uses the supplemental financial measure of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as a measure of our operating performance. Adjusted EBITDA is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it is not a substitute for other measures prescribed by GAAP such as net income (loss), income (loss) from operations, and cash flows from operating activities. We define Adjusted EBITDA as net income (loss) attributable to urban-gro, Inc., determined in accordance with GAAP, excluding the effects of certain operating and non-operating expenses including, but not limited to, interest expense, depreciation of tangible assets, amortization of intangible assets, impairment of investments, unrealized exchange losses, debt forgiveness, and stock-based compensation expense that we do not believe reflect our core operating performance.

Our board of directors and management team focus on Adjusted EBITDA as a key performance and compensation measure. We believe that Adjusted EBITDA assists us in comparing our operating performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance.

The following table reconciles net loss attributable to the Company to Adjusted EBITDA for the periods presented:

	Three months Ended June 30,		Six months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$1,257,444	$(1,569,970)	$(331,138)	$(3,265,601)
Interest expense	4,624	365,709	322,067	664,343
Interest expense – BCF	–	–	636,075	–
Loss on extinguishment of debt	–	–	790,723	–
Stock-based compensation	299,602	559,904	590,407	992,549
Impairment of investment	–	310,000	–	310,000
Depreciation and amortization	53,941	59,396	109,626	120,411
PPP Loan forgiveness	(1,032,316)	-	(1,032,316)	-
Adjusted EBITDA	$583,295	$(274,961)	$1,085,444	$(1,178,298)

As of December 31, 2020, the Company began reporting the dollar amount of contractually committed orders for equipment systems for which revenue has not been recognized (“Backlog”). Backlog is a non-GAAP financial measure that our board of directors and management team focus on as a key performance measure. Although there can be no assurances that Backlog will be recognized as equipment systems revenue in future periods, we believe that tracking Backlog assists us in estimating the timing of future equipment systems revenue. Backlog as of June 30, 2021 was $27.9 million. This compares to Backlog of $15.2 million and $14.6 million as of March 31, 2021 and December 31, 2020, respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $50.4 million, which represented an increase of $50.2 million from December 31, 2020. This increase in cash and cash equivalents is primarily due to the net proceeds received from our equity offering in February of 2021 of $58.2 million offset by $5.8 million of debt repayment and $3.5 million of treasury stock purchases during the six months ended June 30, 2021.

Net cash provided by operating activities was $1.3 million during the six months ended June 30, 2021, compared to net cash used in operating activities of $3.2 million during the six months ended June 30, 2020, an improvement of $4.5 million. This increase in cash provided by operating activities is primarily the result of an improvement in income from operations for the comparable periods with the remaining fluctuation being primarily comprised of fluctuations in operating assets and liabilities. At June 30, 2021, we had $4.5 million in client deposits related to client orders, compared to client deposits of $4.9 million as of December 31, 2020. We require prepayments from clients before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the client deposits liability account when received. We expect client deposits to be relieved from the deposits account no longer than 12 months for each project. At June 30, 2021, we had $6.2 million of vendor prepayments compared to $3.5 million at December 31, 2020. At June 30, 2021, we had $2.3 million in accounts payable, compared to $0.7 million at December 31, 2020.

Net cash used in investing activities was $0.0 million for the six months ended June 30, 2021, compared to $0.1 million during the six months ended June 30, 2020. Historically, cash has been used to increase our investments in strategic partnerships and to acquire property and equipment. We will continue to have ongoing needs to purchase property and equipment to maintain our operations. We have no material commitments for capital expenditures as of June 30, 2021.

Net cash provided by financing activities was $49.0 million for the six months ended June 30, 2021, compared to $3.2 million during the six months ended June 30, 2020. Cash provided from financing activities during the six months ended June 30, 2021 primarily relates to $58.3 million in net proceeds received from the issuance of stock, offset by $5.8 million used in the repayment of notes payable and $3.5 million in treasury shares acquired.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended June 30, 2021.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2021, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our six months ended June 30, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company has been sued in a putative breach of contract case in the District Court for Arapahoe County, CO. Crest Ventures, LLC v. urban-gro, Inc. (Case No. 2021CV31301 filed on July 30, 2021). The allegations in the action are based on a claim that Crest Ventures, LLC is entitled to commission compensation on the recent urban-gro, Inc. public stock offering. We believe we have substantial defenses to the claims asserted in this lawsuit and intend to vigorously defend this action.

To the best of our management’s knowledge and belief, there are no additional material claims that have been brought against us nor have there been any claims threatened.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2021.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer, a duly authorized officer

By:	/s/ Richard Akright
Richard A. Akright, Principal Financial Officer and Principal Accounting Officer

