Form 10-Q
period 2021-09-30
urban-gro, Inc.
filed 2021-11-09
CIK 1706524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number: 001-39933

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

The number of shares of the registrant’s only class of common stock outstanding as of November 5, 2021 was 10,759,820 shares.

urban gro, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

urban-gro, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$40,515,927	$184,469
Accounts receivable, net	5,764,361	915,052
Inventories	604,413	537,104
Related party receivable	10,975	61,678
Prepayments and other assets	7,790,637	3,547,068
Total current assets	54,686,313	5,245,371

Non-current assets:
Property and equipment, net	220,300	129,444
Operating lease right of use assets, net	721,614	88,889
Investments	1,710,358	1,710,358
Goodwill	8,893,047	902,067
Intangible assets, net	1,745,787	84,514
Total non-current assets	13,291,106	2,915,272

Total assets	$67,977,419	$8,160,643

Liabilities
Current liabilities:
Accounts payable	$2,778,183	$653,998
Accrued expenses	4,265,839	1,798,494
Deposits	9,396,595	4,878,863
Contingent consideration	1,563,000	-
Notes payable	-	1,854,500
Revolving Facility	-	3,403,143
Term Loan, net	-	1,868,320
Operating lease liabilities	152,459	88,889
Total current liabilities	18,156,076	14,546,207

Non-current liabilities:
Notes payable	-	1,020,600
Operating lease liabilities	570,345	-
Deferred tax liability	440,750
Total non-current liabilities	1,011,095	1,020,600

Total liabilities	19,167,171	15,566,807

Shareholders’ equity (deficit):
Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,530,844 issued and 10,759,820 outstanding as of September 30, 2021, and 4,718,714 shares issued and outstanding as of December 31, 2020	11,530	4,719
Additional paid in capital	77,936,332	14,553,438
Treasury shares, cost basis: 771,024 shares as of September 30, 2021	(6,901,811)	-
Accumulated deficit	(22,235,803)	(21,964,321)
Total shareholders’ equity (deficit)	48,810,248	(7,406,164)

Total liabilities and shareholders’ equity (deficit)	$67,977,419	$8,160,643

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Equipment systems	$16,454,321	$7,431,693	$39,978,388	$13,723,868
Services	1,461,041	448,882	2,009,961	1,490,216
Consumable products	372,449	478,847	1,165,115	1,411,604
Total Revenue	18,287,811	8,359,422	43,153,464	16,625,688

Cost of Revenue	14,029,677	6,654,134	33,332,303	12,613,461
Gross profit	4,258,134	1,705,288	9,821,161	4,012,227

Operating expenses:
General and administrative	3,685,396	1,454,570	8,283,233	5,110,476
Stock-based compensation	506,034	399,258	1,096,441	1,391,807
Total operating expenses	4,191,430	1,853,828	9,379,674	6,502,283

Income (loss) from operations	66,704	(148,540)	441,487	(2,490,056)

Non-operating income (expenses):
Interest expense	(4,331)	(393,158)	(326,397)	(1,057,501)
Interest expense – beneficial conversion of notes payable	-	-	(636,075)	-
Loss on extinguishment of debt	-	-	(790,723)	-
Contingent consideration	-	(155,000)	-	(155,000)
Impairment of investment	-	-	-	(310,000)
PPP Loan Forgiveness	-	-	1,032,316	-
Other income	(2,717)	2,417	7,910	52,675
Total non-operating income (expenses)	(7,048)	(545,741)	(712,969)	(1,469,826)

Income (loss) before income taxes	59,656	(694,281)	(271,482)	(3,959,882)

Income tax expense (benefit)	-	–	-	–
Net income (loss)	$59,656	$(694,281)	$(271,482)	$(3,959,882)

Comprehensive income (loss)	$59,656	$(694,281)	$(271,482)	$(3,959,882)

Earnings (loss) per share:
Earnings (loss) per share - basic	$0.01	$(0.14)	$(0.03)	$(0.83)
Earnings (loss) per share - dilutive	$0.00	$(0.14)	$(0.03)	$(0.83)

Weighted average share - basic	11,440,255	4,814,699	10,177,482	4,784,484
Weighted average shares - dilutive	12,204,530	4,814,699	10,177,482	4,784,484

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, June 30, 2021	11,222,914	$11,223	75,227,775	$(22,295,459)	$(3,474,270)	$49,469,269
Stock-based compensation	-	-	506,034	-	-	506,034
Stock issuance related to acquisition	202,066	202	1,999,798	-	-	2,000,000
Common stock repurchased	-	-	-	-	(3,427,541)	(3,427,541)
Stock issued in conversion of warrants	4,078	4	(4)	-	-	-
Stock grant program vesting	68,681	68	(68)	-	-	-
Stock Options Exercised	33,105	33	202,797	-	-	202,830
Net income (loss) for period ended September 30, 2021	-	-	-	59,656	-	59,656
Balance, September 30, 2021	11,530,844	$11,530	$77,936,332	$(22,235,803)	$(6,901,811)	$48,810,248

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2020	4,805,163	$4,805	$13,546,858	$(20,156,227)	$(6,604,564)
Stock-based compensation	–	–	399,258	–	399,258
Stock grant to satisfy accounts payable	1,607	2	9,638	–	9,640
Stock grant program vesting	21,945	22	(22)	–	–
Stock issuance related to acquisition	41,667	42	154,958	–	155,000
Clawback of stock granted	(166,667)	(167)	167	–	-
Stock issued for lease revision	8,333	8	30,992	–	31,000
Net income (loss) for period ended September 30, 2020	–	–	–	(694,281)	(694,281)
Balance, September 30, 2020	4,712,048	$4,712	$14,141,849	$(20,850,508)	$(6,703,947)

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (Continued)

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, December 31, 2020	4,718,714	$4,719	$14,553,438	$(21,964,321)	$-	$(7,406,164)
Stock-based compensation	-	-	1,096,441	-	-	1,096,441
Beneficial conversion feature	-	-	636,075	-	-	636,075
Conversion of Bridge Financing	254,425	254	1,907,971	-	-	1,908,225
Stock grant program vesting	85,267	85	(85)	-	-	-
Stock issuance related to offering, net of offering costs of $4,596,257	6,210,000	6,210	57,497,533	-	-	57,503,743
Stock issuance related to acquisition	202,066	202	1,999,798	-	-	2,000,000
Common stock repurchased	-	-	-	-	(6,901,811)	(6,901,811)
Stock issued with exercise of warrants	22,490	22	9,974	-	-	9,996
Stock Options Exercised	37,882	38	235,187	-	-	235,225
Net income (loss) for period ended September 30, 2021	-	-	-	(271,482)	-	(271,482)
Balance, September 30, 2021	11,530,844	$11,530	$77,936,332	$(22,235,803)	$(6,901,811)	$48,810,248

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	4,701,552	$4,702	$11,877,590	$(16,890,626)	$(5,008,334)
Stock-based compensation	–	–	1,391,807	–	1,391,807
Stock grant to satisfy accounts payable	1,607	2	9,638		9,640
Stock issuance related to loan term revisions	16,667	16	99,984	–	100,000
Stock grant program vesting	42,222	42	(42)	–	–
Clawback of stock granted	(183,333)	(183)	183	–	–
Stock issuance related to debt	83,333	83	499,917	–	500,000
Stock issuance related to acquisition	41,667	42	154,958		155,000
Warrant issuance related to debt	–	–	76,822	–	76,822
Stock issued for lease revision	8,333	8	30,992		31,000
Net income (loss) for period ended September 30, 2020	–	–	–	(3,959,882)	(3,959,882)
Balance, September 30, 2020	4,712,048	$4,712	$14,141,849	$(20,850,508)	$(6,703,947)

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(271,482)		$(3,959,882)
Adjustments to reconcile net income (loss) from operations:
Depreciation and amortization	263,932		181,750
Amortization of deferred financing costs	103,632		368,661
Loss on extinguishment of debt	790,723		–
Interest on convertible notes	53,725		–
Stock-based compensation expense	1,096,441		1,391,807
Contingent consideration expense	-		155,000
Beneficial conversion of Bridge notes	636,075		-
Impairment of investment	-		310,000
Gain on disposal of assets	-		3,468
Inventory write-offs	26,792		72,258
Bad debt expense	28,248		43,849
PPP loan forgiveness	(1,032,316)		–
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	(3,229,513)		658,706
Inventories	(94,101)		(171,147)
Prepayments and other assets	(5,237,138)		(784,210)
Accounts payable and accrued expenses	2,672,135		(2,470,559)
Deposits	4,517,732		1,172,186
Net Cash Provided By (Used In) Operating Activities	324,885		(3,028,113)

Cash Flows from Investing Activities
Business combinations, net of cash acquired	(5,551,642)		-
Purchases of property and equipment	(189,528)		(122,817)
Net Cash Used In Investing Activities	(5,741,170)		(122,817)

Cash Flows from Financing Activities
Proceeds from issuance of Revolving Facility	-		2,207,432
Proceeds from issuance of Term Loan	-		2,000,000
Proceeds from Revolving Facility advances	-		1,069,061
Proceeds from issuance of Common Stock, net of offering costs	58,405,686		–
Repurchase of Common Stock	(6,901,811)		–
Long-term note payable	-		1,020,600
Debt financing costs	-		(638,046)
Repayment of debt	(5,755,845)		(2,743,428)
Net Cash Provided by Financing Activities	45,748,030		2,915,619

Net Increase (Decrease) in Cash	40,331,458		(253,311)
Cash at Beginning of Period	184,469		448,703
Cash at End of Period	$40,515,927		$213,392

Supplemental Cash Flow Information:
Interest Paid	$222,765		$670,165

Supplemental disclosure of non-cash investing and financing activities:
Debt financing costs booked in equity	$-		$676,822
Stock issued for acquisitions	$2,000,000		$155,000
PPP Loan Forgiveness	$1,032,316		$-
Operating lease right of use assets and liabilities extension	$632,725	$

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND ACQUISITIONS, BUSINESS PLAN, AND LIQUIDITY

Organization

urban-gro, Inc. and its direct and indirect wholly owned subsidiaries (collectively, the “Companies”) (“we,” “us,” “our,” the “Company,” or “urban-gro”) is a leading architectural, engineering, consulting and design services company focused on the sustainable commercial indoor horticulture market. To serve our horticulture clients, we engineer and design indoor controlled environment agriculture (“CEA”) facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running. We also serve a broad range of commercial and governmental entities, providing them with planning, consulting, architectural and engineering design services for their facilities.

We aim to work with our clients from inception of their project in a way that provides value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of engineering and managed services complemented by a vetted suite of select cultivation equipment systems.

Acquisitions

On June 28, 2021, urban-gro, Inc., (the “Company” or “Parent”), urban-gro Architect Holdings, LLC, (the “Buyer”), a wholly-owned subsidiary of the Company, the 2WRCO Shareholders, the 2WRGA Shareholders, the MJ12 Shareholders, the 2WRMS Shareholders (collectively, the “Sellers” and each a “Seller”), and Sam Andras, an individual (the “Seller Representative”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which the Buyer would purchase all of the issued and outstanding capital stock of 2WR of Colorado, Inc., a Colorado corporation (“2WRCO”), 2WR of Georgia, Inc., a Georgia corporation (“2WRGA”), MJ12 Design Studio, Inc., a Colorado corporation (“MJ12”) (collectively, the “Purchased Shares”) from the Sellers. In connection with the acquisition of the Purchased Shares, Buyer would enter into an affiliate relationship with 2WR of Mississippi, P.C., a Mississippi professional corporation (“2WRMS” and together with 2WRCO, 2WRGA and MJ12, the “Target Companies”).

Pursuant to the Purchase Agreement, the Purchased Shares had an initial purchase price of up to $7.1 million, which purchase price is subject to customary working capital adjustments (the “Purchase Price”). At closing, the Purchase Price was paid in the form of wire transfer of immediately available funds and the issuance of unregistered shares (the “Closing Payment Shares”) of Parent’s common stock, par value $0.001 (“Parent Common Stock”), which Closing Payment Shares had an aggregate stated value of $2.0 million. Additionally, the Purchase Agreement provides for additional earnout payments (“Earnout Payments”) to the Sellers of up to an aggregate amount of $2.0 million, payable in cash or unregistered shares of Parent Common Stock in the Buyer’s sole discretion. The Earnout Payments are payable quarterly for a two-year period and will be equal to twenty percent of the Target Companies’ Quarterly Gross Profit (as defined in the Purchase Agreement). The value of the shares of Parent Common Stock issued in the transaction was determined based upon the daily volume weighted average closing price of the Parent Common Stock in the ten trading days prior to the issuance of such shares. The Company accounted for the initial acquisition of the Target Companies as follows:

Purchase Price	$10,058,536

Allocation of Purchase Price:
Cash	$943,894
Accounts receivable, net	$1,597,341
Prepayments and other assets	$71,936
PPE, net	$63,246
Goodwill	$7,990,980
Intangible assets	$1,763,000
Accrued expenses	$1,931,111
Deferred tax liability	$440,750

The following table summarizes the supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated as of January 1, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	19,225,173	9,600,989	47,842,906	21,036,536
Net income (loss)	389,217	(655,831)	1,022,095	(3,490,989)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisitions to reflect the additional amortization of intangibles and the purchase price adjustments as if they had been applied on January 1, 2020.

Basis of Presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). On December 31, 2020, we effected a 1-for-6 reverse stock split with respect to our common stock. All share and per share information in these consolidated financial statements gives effect to this reverse stock split, including restating prior period reported amounts. On July 30, 2021, we acquired 2WR of Colorado, Inc., 2WR of Georgia, Inc. and MJ12 Design Studio, Inc., entities that had common ownership and management. We have accounted for the business combination by applying the acquisition method of accounting (ASC 805-10-25).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for condensed financial reporting. The condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of shareholders’ equity (deficit) and condensed consolidated statements of cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s 2020 Form 10-K. During the nine months ended September 30, 2021, there were no material changes made to the Company’s significant accounting policies.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include: estimated revenues earned under design contracts; estimated useful lives and potential impairment of long-lived assets, intangibles and goodwill; inventory write offs; allowance for deferred tax assets; and allowance for bad debt.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Business Combinations

Acquisitions of businesses are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair values of the assets transferred, liabilities incurred to the former owners of the acquired entities and the equity interests issued in exchange for control of the acquired entities. Acquisition related costs are recognized in net income (loss) as incurred.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Cloud 9 Support, LLC (“Cloud 9”), a company owned by James Lowe, a director and shareholder, purchases materials from the Company. Total sales to Cloud 9 from the Company were $99,556 and $359,562 for the nine months ended September 30, 2021, and 2020, respectively, and $5,349 and $112,405 during the three months ended September 30, 2021 and 2020, respectively. Outstanding receivables from Cloud 9 as of September 30, 2021 and December 31, 2020 totaled $10,975 and $61,678, respectively.

In October 2018, we issued a $1,000,000 unsecured note payable to Cloud 9, which originally became due April 30, 2019 (the “Cloud 9 Note”). The Cloud 9 Note was personally guaranteed by Bradley Nattrass, our Chief Executive Officer, and Octavio Gutierrez, a co-founder of the Company. The Cloud 9 Note had a one-time origination fee of $12,500. Interest accrued at the rate of 12% per annum and was paid monthly. As additional consideration for the Cloud 9 Note, we granted Mr. Lowe (as designee of Cloud 9) an option to purchase 5,000 shares of our common stock at an exercise price of $7.20 per share, which option is exercisable for a period of five years. The due date for the Cloud 9 Note was extended in May 2019 to December 31, 2019 and the interest rate was decreased to 9% per year. In consideration for Cloud 9 extending the maturity date of the note and reducing the interest rate, we issued 1,667 shares of our common stock to Mr. Lowe (as designee of Cloud 9).

On February 21, 2020, we entered into an agreement to amend the Cloud 9 Note to extend the maturity date therein from December 31, 2019 to the date which is the earlier of 60 days following the date: (a) on which demand for repayment is made by the lenders under the Credit Agreement, as described in Note 9; or (b) the maturity date under the Credit Agreement.

In addition, on February 25, 2020, the Company entered into a subordination, postponement and standstill agreement with Cloud 9 (the “Subordination Agreement”) pursuant to which Cloud 9 agreed to postpone and subordinate all payments due under the promissory note until the facilities under the Credit Agreement have been fully and finally repaid. The term for the Subordination Agreement continued in force as long as the Company was indebted to the agent or lenders under the Credit Agreement. In consideration for Cloud 9’s agreement to extend the maturity date of the promissory note and to enter into the Subordination Agreement, we issued 16,667 shares of common stock to Mr. Lowe (as designee of Cloud 9).

On December 15, 2020, Mr. Lowe agreed to convert the $1,000,000 Cloud 9 Note plus $4,500 of accrued interest into a convertible note bridge financing (the “James Lowe Note”) (see “Bridge Financing” in Note 8 – Notes Payable). The James Lowe Note carried interest at the rate of 12% and a maturity date of December 31, 2021. The James Lowe Note plus accrued interest was mandatorily converted into 137,940 shares of our common stock on February 17, 2021 in connection with the other Bridge Financing notes.

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

In accordance with ASC 850, the Company’s combined financial statements include disclosures of material related party transactions, other than compensation arrangements, expense reimbursements, and other similar items in the ordinary course of business, as well as transactions that are eliminated in the preparation of the combined financial statements.

NOTE 4 – PREPAYMENTS AND OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	September 30, 2021	December 31, 2020
Vendor prepayments	$6,750,228	$2,676,493
Prepaid services and fees	1,036,640	365,931
Deferred financing asset (See Note 9 - Debt)	-	504,644
Other assets	3,769	-
Prepayments and other assets	$7,790,637	$3,547,068

NOTE 5 – INVESTMENTS

The Company has a strategic investment in Edyza, Inc. (“Edyza”), a hardware and software technology company that enables dense sensor networks in agriculture, healthcare, and other environments that require precise micro-climate monitoring. The Company measures this investment at cost, less any impairment changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The balance as of September 30, 2021 and December 31, 2020 was $1,710,358.

NOTE 6 – GOODWILL & INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill in conjunction with the initial acquisition of Impact Engineering, Inc. (“Impact”) on March 7, 2019 and 2WR Colorado, Inc, 2WR Georgia, Inc. and MJ12 Design Studio, Inc. on July 30, 2021. The goodwill balance as of September 30, 2021 and December 31, 2020 is $8,893,047 and 902,067, respectively. Goodwill is not amortized. There is no goodwill for income tax purposes. The Company did not record any impairment charges related to goodwill for the periods ended September 30, 2021 and 2020.

Intangible Assets Other Than Goodwill

Finite-lived intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	834,000	18,905	815,095
Trademarks and trade names	499,000	14,333	484,667
Backlog and Other	519,004	72,979	446,025
	1,852,004	106,217	1,745,787

	December 31, 2020
	Cost	Accumulated Amortization	Net Book Value
Other	89,004	4,490	84,514
	89,004	4,490	84,514

Amortization expense for intangible assets for the nine months ended September 30, 2021 and 2020 was $101,727 and $1,228, respectively. Amortization expense for intangible assets for the three months ended September 30, 2021 and 2020 was $101,149 and $409, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 30,	December 31,
	2021	2020
Accrued operating expenses	$2,181,208	$717,503
Accrued wages and related expenses	1,422,633	408,907
Accrued interest expense	-	99,258
Accrued sales tax payable	661,998	572,826
	$4,265,839	$1,798,494

Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2015 through 2020.

NOTE 8 – NOTES PAYABLE

The following is a summary of notes payable excluding related party notes payable:

	September 30,	December 31,
	2021	2020

Paycheck Protection Program (“PPP”) loan entered into on April 16, 2020. The Company applied for and has been notified that the full amount of the loan, which was used for eligible expenditures for payroll and other expenses described in the CARES Act was forgiven on June 11, 2021.	$-	1,020,600

Convertible notes related to bridge financing. See Bridge Financing Notes below.	-	1,854,500

Total	-	2,875,100
Less current maturities	-	(1,854,500)
Long Term	$-	$1,020,600

During the fourth quarter of 2020 the Company entered into bridge financing notes (the “Bridge Financing Notes”) totaling $1,854,500. The Bridge Financing Notes are a combination of $1,004,500 in the James Lowe Note (See Note 3 – Related Party Transactions), $350,000 received in November 2020, and an additional $500,000 received in December 2020. The Bridge Financing Notes carried interest at the rate of 12% and had a maturity date of December 31, 2021. The Bridge Financing Notes were mandatorily convertible upon the closing of a sale of the securities of the Company, whether in a private placement or pursuant to an effective registration statement under the Securities Act, resulting in at least $2,500,000 of gross proceeds to the Company (a “Qualified Offering”). In the event of a Qualified Offering, the outstanding principal and interest of the Bridge Financing Notes were to be converted into the identical security issued at such Qualified Offering at 75% of the per security price paid by investors in connection with the Qualified Offering. The Offering described in Note 12 – Shareholders Equity, was a Qualified Offering and the Bridge Financing Notes were converted into equity in connection with the Offering on February 17, 2021.

NOTE 9 – DEBT

The Company’s borrowings as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Revolving Facility	$-	$3,403,143
Term Loan, net of unamortized debt issuance costs	-	1,868,320
Total	-	5,271,463
Less current debt due within one year	-	(5,271,463)
Total long-term debt	$-	$-

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

On September 4, 2020, the Company executed an amendment to the Credit Agreement (the “First Amendment”) whereas the Facilities described above were due on December 31, 2021 (the “Revised Maturity Date”). The First Amendment also increased the rate at which the Facilities would bear interest to the annual rate established and designated by the Bank of Nova Scotia as the prime rate, plus 12% per annum.

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

NOTE 10 – RISKS AND UNCERTAINTIES

Concentration Risk

During the nine months ended September 30, 2021 one client represented 51% of total revenue, compared to the nine months ended September 30, 2020 where a separate client represented 26% of total revenue. During the three months ended September 30, 2021, one client represented 58% of total revenue, compared to the three months ended September 30, 2020, where a separate client represented 51% of total revenue. At September 30, 2021 one client represented 64% of total outstanding accounts receivable. At December 31, 2020, that same client represented 23% and a separate client represented 17% of total outstanding accounts receivable.

During the nine months ended September 30, 2021, 15% of the Company’s total purchases were from one vendor compared to 27% from another vendor for the nine months ended September 30, 2020. During the three months ended September 30, 2021, one vendor represented 18% of the Company’s total purchases, compared to the three months ended September 30, 2020, where a separate vendor represented 48% of the Company’s total purchases. At September 30, 2021, one vendor represented 41% of total accounts payable. At December 31, 2020, a separate vendor represented 25% of total accounts payable.

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

NOTE 11 – STOCK-BASED COMPENSATION

Stock-based compensation expense for the nine months ended September 30, 2021 and 2020 was $1,096,441 and $1,391,807, respectively, based on the vesting schedule of the stock grants and options. Stock based compensation expense for the three months ended September 30, 2021 and 2020 was $506,034 and $399,258, respectively, based on the vesting schedule of the stock grants and options. No cash flow effects are anticipated for stock grants.

Stock Grants:

The following table shows stock grant activity for the nine months ended September 30, 2021:

Grants outstanding as of December 31, 2020	118,889
Grants awarded	101,102
Grants Vested	16,667
Grants outstanding as of September 30, 2021	203,324

As of September 30, 2021, the Company has $620,811 in unrecognized share-based compensation expense related to these stock grants.

Stock Options:

The following table shows stock option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2020	638,278	7.72	$6.48
Issued	55,833	4.51	$6.00
Expired	(18,444)	-	$7.89
Exercised	(4,777)	-	$6.78
Stock options outstanding as of September 30, 2021	670,890	7.55	$6.40
Stock options exercisable as of September 30, 2021	404,140	7.69	$6.46

The fair value of the stock options is calculated using the Black-Scholes pricing model based on the market value of the underlying common stock at the valuation measurement date of $9.39, the remaining contractual term of the options of 5 years, risk-free interest rate of 1.61% and expected volatility of the price of the underlying common stock of 100%.

As of September 30, 2021, the Company has $368,061 in unrecognized share-based compensation expense related to these stock options. The aggregate intrinsic value of the options outstanding and exercisable as of September 30, 2021 is $0.

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

On May 24, 2021, we announced that the Board of Directors authorized a stock repurchase program to purchase up to $5.0 million of the currently outstanding shares of the Company’s common stock, over a period of 12 months through open market purchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. Under this program, the Company has repurchased 421,024 shares of common stock at an average price per share of $9.33, for a total price of $3,926,811 during the nine months ended September 30, 2021. In total, the Company has repurchased 771,024 shares of common stock at an average price per share of $8.95 for a total of $6,901,811 during the nine months ended of September 30, 2021.

NOTE 13 – WARRANTS

The following table shows warrant activity for the nine months ended September 30, 2021.

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2020	202,752	$13.64
Exercised	(22,490)	$14.94
Issued in connection with equity offering	310,500	$12.50
Expired	(116,674)	$18.00
Warrants outstanding as of September 30, 2021	374,088	$11.26
Warrants exercisable as of September 30, 2021	374,088	$11.26

The fair value of the warrants issued in connection with the equity offering were calculated using the Black-Scholes pricing model based on the market value of the underlying common stock at the valuation measurement date of $10.00, the remaining contractual term of the options of 5 years, risk-free interest rate of .57% and expected volatility of the price of the underlying common stock of 100%.

The weighted-average life of the warrants is 1.95 years. The aggregate intrinsic value of the warrants outstanding and exercisable as of September 30, 2021 is $0.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to September 30, 2021 up to the date of this filing of these condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

On October 13, 2021, the Company learned that an unauthorized third party initiated fraudulent wire transfers of approximately $5,100,000 from the Company’s accounts. Approximately $0.8 million is in the process of being recovered from the recipient banks. The Company has reported the incident to its insurer and expects the Company’s bank, the bank’s insurers or the Company’s insurer to reimburse the Company for the remaining balance, as the Company believes the bank failed to follow proper and industry standard procedures designed to prevent such a theft and is therefore liable for the unrecovered balance.

On October 30, 2021, the Company participated in a convertible note offering of Xtraction Services, Inc., a/k/a XS Financial Inc. (CSE: XSF) (OTCQB: XSHLF) (“XSF”), a specialty finance company providing CAPEX financing solutions, including equipment leasing, to Controlled Environment Agriculture (CEA) companies in the United States. The Company invested $2,500,000 and the total raise by XSF was $43,500,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. See also “Forward Looking Statements” on page 3 of this Report.

Overview and History

urban-gro, Inc. (“we,” “us,” “our,” the “Company,” or “urban-gro”) is a leading architectural, engineering and cultivation design services company focused on the sustainable commercial indoor horticulture market. On July 30, 2021, we acquired three architecture design firms (2WR Colorado, Inc, 2WR Georgia, Inc. and MJ12 Design Studios, Inc., collectively the “2WR Entities”) from their shareholders. The 2WR Entities were under common ownership and management. Effective March 7, 2019, we acquired a mechanical, electrical and plumbing engineering services firm (Impact Engineering, Inc. (“Impact”)) from its sole shareholder. We engineer and design indoor controlled environment agriculture (“CEA”) facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running.

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

The majority of our clients are commercial CEA cultivators. We believe one of the key points of our differentiation that our clients value is the depth of experience of our employees and our Company. We currently employ 75 individuals. Approximately two-thirds of our employees are considered experts in their areas of focus, and our team includes Architects, Engineers (Mechanical, Electrical, Plumbing, Controls, and Agricultural), Professional Engineers, horticulturalists and individuals with Masters Degrees in Plant Science and Business Administration. As a company, we have worked on more than 450 indoor CEA facilities, and believe that the experience of our team and Company provides clients with the confidence that we will proactively keep them from making common costly mistakes during the build out and operational stages. Our expertise translates into clients saving time, money, and resources, and provides them ongoing access to expertise that they can leverage without having to add headcount to their own operations. We provide this experience in addition to offering a platform of the highest quality equipment systems that can be integrated holistically into our clients’ facilities.

Results Of Operations

Comparison of Results of Operations for the three months ended September 30, 2021 and 2020

During the three months ended September 30, 2021, we generated revenues of $18.3 million compared to revenues of $8.3 million during the three months ended September 30, 2020, an increase of $10.0 million, or 119%. Equipment systems revenue increased $9.1 million, primarily due to an increase in cultivation equipment sales, services revenue increased $1.0 million, primarily from the acquisition of the 2WR Entities, and consumable product sales decreased $0.1 million.

During the three months ended September 30, 2021, cost of revenues was $14.0 million compared to $6.7 million during the three months ended September 30, 2020, an increase of $7.3 million, or 111%. This increase is directly attributable to the increase in revenues indicated above.

Gross profit was $4.2 million (23% of revenues) during the three months ended September 30, 2021 compared to $1.7 million (20% of revenue) during the three months ended September 30, 2020. Gross profit as a percentage of revenues increased due to an increase in higher margin services revenues and higher margin equipment systems revenues for the comparable periods.

Operating expenses increased $2.3 million to $4.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This was due to a $2.2 million increase in general operating expenses, mainly due to an increase in salary and travel expenses, in part related to the acquisition of the 2WR Entities, and a $0.1 million increase in stock-based compensation expense.

Non-operating expense was $0.01 million for the three months ended September 30, 2021, compared to non-operating expenses of $0.5 million for the three months ended September 30, 2020. For the three months ended September 30, 2020, the Company incurred interest expense of $0.4 million and a purchase price contingent consideration expense of $0.1 million.

As a result of the above, we generated net income of $0.06 million for the three months ended September 30, 2021, or fully diluted net income per share of $0.00, compared to a net loss of $0.7 million for the three months ended September 30, 2020 or a fully diluted net loss per share of $0.14.

Comparison of Results of Operations for the nine months ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, we generated revenues of $43.2 million compared to revenues of $16.6 million during the nine months ended September 30, 2020, an increase of $26.6 million, or 160%. Equipment systems revenue increased $26.3 million primarily due to an increase in cultivation equipment sales, services revenue increased $0.5 million, primarily from the acquisition of the 2WR Entities, and consumable product sales decreased $0.2 million.

During the nine months ended September 30, 2021, cost of revenues was $33.3 million compared to $12.6 million during the nine months ended September 30, 2020, an increase of $20.7 million, or 164%. This increase is directly attributable to the increase in revenues indicated above.

Gross profit was $9.8 million (23% of revenues) during the nine months ended September 30, 2021 compared to $4.0 million (24% of revenue) during the nine months ended September 30, 2020. Gross profit as a percentage of revenues decreased due primarily to an increase in lower margin equipment systems revenues for the comparable periods.

Operating expenses increased $2.9 million to $9.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This was due to a $3.2 million increase in general operating expenses, mainly due to an increase in salary and travel expenses, in part related to the acquisition of the 2WR Entities, offset by a $0.3 million reduction in stock-based compensation expense.

Non-operating expense was $0.7 million for the nine months ended September 30, 2021, compared to $1.5 million for the nine months ended September 30, 2020. The Company incurred a $1.0 million gain from the forgiveness of the PPP loan, an $0.8 million loss on the extinguishment of debt and interest expense of $0.9 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, the company incurred interest expense of $1.0 million, recorded an impairment loss of $0.3 million related to an investment, and recorded $0.2 million in purchase price contingent consideration expense.

As a result of the above, we incurred net loss of $0.3 million for the nine months ended September 30, 2021, or a fully diluted net loss per share of ($0.03), compared to a net loss of $4.0 million for the nine months ended September 30, 2020 or a fully diluted net loss per share of ($0.83).

NON-GAAP FINANCIAL MEASURES

The Company uses the supplemental financial measure of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as a measure of our operating performance. Adjusted EBITDA is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it is not a substitute for other measures prescribed by GAAP such as net income (loss), income (loss) from operations, and cash flows from operating activities. We define Adjusted EBITDA as net income (loss) attributable to urban-gro, Inc., determined in accordance with GAAP, excluding the effects of certain operating and non-operating expenses including, but not limited to, interest expense, income taxes/benefit, depreciation of tangible assets, amortization of intangible assets, impairment of investments, unrealized exchange losses, debt forgiveness and extinguishment, stock-based compensation expense, and acquisition costs, that we do not believe reflect our core operating performance.

Our board of directors and management team focus on Adjusted EBITDA as a key performance and compensation measure. We believe that Adjusted EBITDA assists us in comparing our operating performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance.

The following table reconciles net loss attributable to the Company to Adjusted EBITDA for the periods presented:

	Three months Ended September 30,		Nine months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$56,656	$(694,281)	$(271,482)	$(3,959,882)
Interest expense	4,331	393,158	326,397	1,057,501
Interest expense – BCF	–	–	636,075	–
Impairment loss	–	–	–	310,000
Loss on extinguishment of debt	–	–	790,723	–
Stock-based compensation	506,034	399,258	1,096,441	1,391,807
Contingent consideration - purchase price	–	155,000	–	155,000
Impairment of investment	–	–	–	–
Depreciation and amortization	154,306	61,339	263,932	181,750
Acquisition costs	141,052	–	198,609	–
One-time employee expenses	125,000	–	125,000	–
PPP loan forgiveness	–	–	(1,032,316)	–
Adjusted EBITDA	$990,379	$314,474	$2,133,379	$(863,824)

As of December 31, 2020, the Company began reporting the dollar amount of contractually committed orders for equipment systems for which revenue has not been recognized (“Equipment Backlog”). As of September 30, 2021, the Company has also begun reporting the dollar amount of contractually committed orders for services revenue for which revenue has not been recognized (“Services Backlog” and collectively with Equipment Backlog, “Backlog”). Backlog is a non-GAAP financial measure that our board of directors and management team focus on as a key performance measure. Although there can be no assurances that Backlog will be recognized as equipment systems revenue in future periods, we believe that tracking Backlog assists us in estimating the timing of future equipment systems revenue. Backlog amounts, reported in millions of dollars, are reflected in the table below as of the dates indicated:

	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Equipment Backlog	$14.6	$15.2	$27.9	$18.6
Services Backlog	NR	NR	NR	$3.9
Backlog	$14.6	$15.2	$27.9	$22.5

NR – Not reported

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $40.5 million, which represented an increase of $40.3 million from December 31, 2020. This increase in cash and cash equivalents is primarily due to the net proceeds received from our equity offering in February of 2021 of $58.2 million offset by $5.8 million of debt repayment, $6.9 million of treasury stock purchases, and a $5.2 million decrease due to timing of deposits and prepayments to vendors during the nine months ended September 30, 2021.

Net cash provided by operating activities was $0.3 million during the nine months ended September 30, 2021, compared to net cash used in operating activities of $3.0 million during the nine months ended September 30, 2020, an improvement of $3.3 million. This increase in cash provided by operating activities is primarily the result of an improvement in income from operations for the comparable periods with the remaining fluctuation being primarily comprised of fluctuations in operating assets and liabilities. As of September 30, 2021, we had $9.4 million in client deposits related to client orders, compared to client deposits of $4.9 million as of December 31, 2020. We require prepayments from clients before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the client deposits liability account when received. We expect client deposits to be relieved from the deposits account no longer than 12 months for each project. As of September 30, 2021, we had $7.8 million of vendor prepayments compared to $3.5 million as of December 31, 2020. As of September 30, 2021, we had $2.8 million in accounts payable, compared to $0.7 million as of December 31, 2020.

Net cash used in investing activities was $5.7 million for the nine months ended September 30, 2021, compared to $0.1 million during the nine months ended September 30, 2020. The Company used $5.6 million for the purchase of the 2WR Entities during the period. We have no material commitments for capital expenditures as of September 30, 2021

Net cash provided by financing activities was $45.7 million for the nine months ended September 30, 2021, compared to $2.9 million during the nine months ended September 30, 2020. Cash provided from financing activities during the nine months ended September 30, 2021 primarily relates to $58.4 million in net proceeds received from the issuance of stock, offset by $5.8 million used in the repayment of notes payable and $6.9 million in treasury shares acquired.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2021.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s 2020 Form 10-K. During the nine months ended September 30, 2021, there were no material changes made to the Company’s significant accounting policies.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2021, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our nine months ended September 30, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The company has initiated an action against its former bank in the District Court for Boulder County, CO, urban-gro, Inc. v. Sunflower Bank, N.A. (Case No. 2021CV030829 filed on November 5, 2021). The action stems from the bank’s failure to properly follow security procedures and take steps necessary to identify, prevent, and/or remedy six (6) fraudulent wire transfers from urban-gro’s account, which ultimately resulted in a loss to urban-gro in the amount of $5,121,131.75. In so doing, the company claims the bank breached its duty of care owed to the company and as set forth in the Uniform Commercial Code. This breach resulted in damages to the company of the total loss plus other amounts to be determined by the court. The company believes that it will prevail and recover all missing funds.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2021.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer, a duly authorized officer

By:	/s/ Richard Akright
Richard A. Akright, Principal Financial Officer and Principal Accounting Officer

