Form 10-K
period 2021-12-31
urban-gro, Inc.
filed 2022-03-29
CIK 1706524

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 001-39933

URBAN-GRO, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5158469
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1751 Panorama Point Unit G Lafayette, CO	80026	(720) 390-3880
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	UGRO	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2021 was $72,335,767.

As of March 29, 2022, the registrant had 10,203,514 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

PART I

Item 1. Business

Background

urban-gro, Inc. (together with its wholly owned subsidiaries, collectively “urban-gro”, “we”, “us” or “the Company”) was originally formed on March 20, 2014, as a Colorado limited liability company. In March 2017, we converted to a Colorado corporation and exchanged shares of our common stock for every member interest issued and outstanding on the date of conversion. On October 29, 2020, we reincorporated as a Delaware corporation. On December 31, 2020, we effected a 1-for-6 reverse stock split with respect to our common stock. All information in this Report gives effect to this reverse stock split, including restating prior period reported amounts. On February 12, 2021, we completed an uplisting to the Nasdaq stock exchange under the ticker symbol UGRO.

Overview

urban-gro is a leading architectural design, engineering and cultivation design services company focused on the sustainable commercial indoor horticulture market. We design and engineer indoor controlled environment agriculture (“CEA”) facilities, then integrate complex environmental equipment systems into those facilities, and provide ongoing maintenance, training, and support services. CEA is a market segment that is defined by type of facility, and has no correlation to the industry, or more specifically the crop being grown in the facility. The CEA segment is represented by any horticultural facility that is fully self-contained, and has a fully-controlled environment. There are three facility types that meet these qualifications:

i.	Indoor Facilities - new building; or the retrofit of an existing building;
ii.	Vertical Farms – a building with a smaller footprint that is built up vertically and we view this category as including modular container farms; and
iii.	Greenhouses – traditional and made out of a variety of translucent materials as to provide natural sunlight for the crop being grown.

While historically we have been focused on designing, engineering, and integrating equipment into indoor CEA facilities, of which some are ultimately used for the cultivation of plant-based medicines, we have expanded our reach within CEA across both facility type and crop type. The term “plant-based medicines” includes (i) a wide array of herbal supplements including but not limited to curcumin, saffron extract and ginger, (ii) cannabidiol (“CBD”) based therapeutics, (iii) cannabis based therapeutics and (iv) a host of medicines derived from plants such as caffeine, menthol, foxglove and others. We have also focused and expanded into the vertical farming CEA sub-segment, which is ultimately and predominantly used for the cultivation of a variety of crops including, but not limited to, leafy greens, herbs, cucumbers, peppers, and strawberries.

Through our work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and cannabis. Our purpose-built, value-add approach to design, engineering, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running.

Since commencing business in March 2014, we have introduced new equipment solutions, products and services to the CEA market, expanded our ongoing operations across North America, added CEA-focused design and engineering to our services portfolio, diversified into food-focused CEA, and have entered into several engagements in Europe, where we have opened urban-gro European Holdings BV based in the Netherlands to help shepherd those engagements.

The majority of our clients are commercial CEA cultivators. We believe one of the key points of our differentiation that clients value is the depth of experience of our employees and our Company. We currently employ 97 individuals. Approximately two-thirds of our employees are considered experts in their areas of focus, and our team includes Designers (Architects, Interior Designers, Cultivation Space Planners), Engineers (Mechanical, Electrical, Plumbing, Controls, and Agricultural), Professional Engineers, and individuals with Masters Degrees in Plant Science, Horticulture, and Business Administration. As a company, we have worked on nearly 500 indoor CEA facilities, and believe that the experience of our team and Company provides clients with the confidence that will proactively keep them from making common costly mistakes during the build out process that impact operational stages. Our expertise translates into clients saving time, money, and resources through expertise that they can leverage without having to add headcount to their own operations. We provide this experience in addition to offering a platform of the highest quality equipment systems that can be integrated holistically into our clients’ facilities.

Our Services and Integrated Equipment Solutions

We aim to work with our clients from inception of their project in a way that provides value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of design, engineering and managed services complemented by a vetted suite of select cultivation equipment systems. Outlined below is an example of a complete project that demonstrate how we provide value to our clients.

Our indoor commercial cultivation solution offers an integrated suite of services and equipment systems that generally fall within the following categories:

●	Service Solutions:

●	Design and Engineering Services Engineering and Design Services – A comprehensive triad of services including:

i.	Pre-Construction Services

ii.	Cultivation Space Programming (“CSP”)

iii.	Architectural Design

iv.	Full-Facility Mechanical, Electrical, and Plumbing (“MEP”)

v.	Integrated Cultivation Design (“ICD”)

●	An ongoing service offering including:

i.	Facility and Equipment Commissioning Services

ii.	Gro-Care Crop and Asset Protection Services including Training Services, Equipment Maintenance Services, Crop Protection Program, and an Interactive Online Portal Hub for Gro-Care

●	Integrated Equipment Solutions:

i	Design, Source, and Integration of Complex Environmental Equipment Systems

ii	Value-Added Reselling (“VAR”) of Cultivation Equipment Systems

iii	Strategic Vendor Relationships with Premier Manufacturers

Service Solutions

Design and Engineering Services

As a leader in indoor CEA facilities, we provide our clients with service offerings that include architectural, interior, and engineering design as well as the operational stages of the facility. Our in-house architectural design, engineering and cultivation design services offering includes Pre-Construction, CSP, Architectural Design, Interior Design, MEP, and ICD.

●	Pre-Construction Services include providing a forecast summary of what it will take to get a high-performance facility built, giving initial indication and detailed analysis of budget, timeline/schedule, and potential large decision impacts including value analysis and engineering options. The integration of Pre-Construction Services can expedite project delivery.
●	CSP is an early-stage engagement with stakeholders that provides an optimized basis of design including the interaction of people, plants, and processes. The output of CSP provides an optimized analysis of spatial needs based on stipulated criteria and can accelerate construction and regulatory approval paths, save stakeholders money and time, and enable a process-driven decision-making approach.
●	Architectural Design is the implementation of a defined process from development of vision to built environment. Architecture includes the integration and coordination of all project required disciplines such as civil, landscape, structural, mechanical and electrical engineering, plumbing, security, interior design, and other specialty disciplines. Our services are built around an integrated design process focused on the collaborative development of client-driven solutions. Specific to the CEA industry, our team’s understanding of the relationship between people, plants, and process helps clients maximize profits and efficiencies while minimizing capital investments, and operational and maintenance costs.
●	Interior Design involves branding and development of the interior aesthetic vision. Our collaborative and integrated approach from our award-winning team begins with inspiration boards focused on understanding the client’s aesthetic desires. Interior design is holistic and thereby includes all aspects of the building interiors from full branding to the selection and design of all finishes and interior systems. Common discussions beyond aesthetics include the cost, durability, and maintainability of systems presented.
●	MEP engineering design focuses on the entire building, not just the cultivation space, which in turn eliminates the “gap” between cultivation systems and the building systems. We provide engineered construction contract documents for mechanical, heating, ventilation, and air conditioning (“HVAC”), plumbing and electrical systems required for the building permits necessary to obtain a Certificate of Occupancy. Our team evaluates client capabilities, needs, desires, and budget in development of recommended systems through a client-focused collaborative process culminating in the delivery of high-performance and low-maintenance systems.
●	ICD creates cultivation space-focused design layouts that integrate climate control, fertigation, benching, air flow, and lighting. Our ICD team’s deep understanding of cultivation systems provides the foundation for ensuring optimal space utilization as they utilize an integrated and collaborative design process focused on understanding, vetting, and implementing the client’s vision. Products utilized in the ICD’s basis-of-design ensures the integration of high-quality systems and product performance. These detailed ICD plans are taken through the Construction Document stage and are leveraged by our clients to efficiently solicit contractor bids.

Our Service Offerings

gro-care is a highly differentiated service offering that provides a combination of facility commissioning and a crop and asset protection program through training, equipment maintenance, on-demand support, crop protection standard operating procedures (SOP)s, and a client-specific Operating Support System (OSS) that acts as an online hub for clients’ ongoing services. Combined, this solution focuses on the troubleshooting, tuning, and support of a myriad of cultivation systems and equipment while further providing guidance for client interactions with tradespeople working on HVAC, electrical, and plumbing in the facility on an ongoing basis.

Many of the current service options available to clients are isolated to vendors providing post-sale service for a single piece of equipment. Our service provides a cultivation-level view of the complex system made up by each piece of equipment, allowing for rapid installation, continuous process improvement, and greater revenue recognition for our clients

Facility and Equipment Commissioning Services. Today’s cultivation systems are custom designed and extremely complex. Our team of project managers and engineers supports the installation process by coordinating with a client’s engineers and stakeholders to avoid project bottlenecks while supporting construction trades. Our commissioning team ensures that the equipment is installed according to the design and operates per the defined manufacturer specifications.

gro-care Training Services. Complex cultivation systems encompass a multitude of variables and environment readings such as temperature, relative humidity, vapor pressure differential (VPD), electrical conductivity (EC), pH, network status, light status, photosynthetically active radiation, sunrise/sunset modules, CO2, HVAC status, fan status, vents (including windward and leeward), shades, network status and flow rates. In CEA there is a scarcity of skilled labor which impedes our clients’ ability to drive operating proficiency across their teams. Our engineering team uses a series of tools and processes to ensure clients are proactive in preventing equipment downtime, can operate all equipment and processes fluently, and have expert support in resolving potential issues. These services range from equipment standard operating procedure (“SOP”) libraries to staff training sessions. With a unique knowledgebase acquired from both our commissioning and training for a wide breadth of cultivation equipment, we provide our clients’ teams with the skills to minimize equipment downtime and optimize processes in their facilities.

gro-care Maintenance Services. Complex cultivation systems require specific and ongoing maintenance. Our team enables clients to perform this maintenance appropriately or even can perform the maintenance for them so that assets operate at their highest efficiency and any issues are encountered early.

gro-care Support Services When problems arise in a facility, our team is on-call to provide analysis, support, and even in-person visits to help make sure the issue is addressed prior to impacting any facility operations.

Program Overview and Pricing. We estimate that, on average and depending on the crop, CEA facilities can lose up to $10,000 per 1,000 square feet of canopy per day when offline – our gro-care Crop and Asset Protection services are centered around proactively minimizing this potential loss for a fraction of the cost. Our clients are best described as automation- and margin-focused and have an understanding of the importance of preventing downtime in their facilities.

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

Purpose-built HVAC equipment systems will provide a more stable environment, maximize plant health and yields, minimize crop loss, minimize utility costs, save on capital equipment, and maximize sustainability. Additionally, private studies of a partner comparing purpose-built HVAC environmental controls equipment to standard commercial HVAC and dehumidification, found increased crop yields with purpose-built equipment, which can include chilled water and DX systems.

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

Strategic Vendor Relationships with Premier Manufacturers

We work closely with leading technology and manufacturing providers to deliver an integrated solution designed to achieve the stated objectives of our clients. While we previously manufactured certain lighting products, we discontinued all manufacturing in 2019, although we continued to sell existing inventory through 2020. Today we are equipment agnostic – meaning we do not have any allegiance to any manufacturer – we offer the solution that will best fit the design and budget constraints of our clients and are happy to design, engineer, and integrate in whatever equipment fits the needs of our clients.

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

Targeted gross profit margins for each of the Company’s revenue categories are as follows:

●	Architectural and Engineering design services – thirty to sixty percent;
●	gro-care Crop and Asset Protection services – forty to sixty percent;
●	Customized equipment systems - mid-teens to mid-thirty percent; and
●	Consumable products revenues - high-teens to high-twenty percent.

Gross profit margins on engineering design services and customized equipment systems are highly dependent on the complexity and size of the project.

Our Clients

We primarily market and sell our products and services to CEA operators and facilitators in the United States and Canada. Our historical client base has been comprised of indoor commercial cultivators seeking to grow high-quality cannabis crops. Since launching the engineering and design division in 2018, we have designed and assisted in the build-out of 500+ projects for some of the largest independent and multi-state operators in both the United States and Canada. Although the cannabis market has been our historical target market and an unknown but substantial portion of all of our revenues to date have been generated from clients in the cannabis industry, we have been diversifying our client base by expanding our reach within food-focused vertical farming indoor CEA and maintaining non-CEA business lines from our architectural and engineering teams. The term “plant-based medicines” includes (i) a wide array of herbal supplements including but not limited to curcumin, saffron extract and ginger, (ii) CBD based therapeutics, (iii) cannabis-based therapeutics and (iv) a host of medicines derived from plans such as caffeine, menthol, foxglove and others. We are focusing on expanding to the vertical farming CEA sub-segment, which is ultimately and predominantly used for the cultivation of a variety of crops including, but not limited to, leafy greens, herbs, cucumbers, peppers, and strawberries, as well as continue our expansion into Europe to meet the demand for our solutions within the indoor CEA market.

Environment, Social, and Governance

We are continuously striving to develop, maintain, and build upon our environmental, social, and governance (“ESG”) practices.

●	Environment: As a leader in the CEA space, urban-gro has a continuing commitment to Environmental Sustainability in order to help form a better, healthier world for future generations. Utilizing the expertise of our employees, we create less waste, water consumption, and carbon emissions for over 500 facilities worldwide and counting. We believe we present a strong opportunity for the growing market of investors looking for profitable growth companies dedicated to providing a more sustainable world for generations to come. As technological advancement continues, we plan to work with our partners to create even more earth-friendly cultivation sites in our hopes of carbon neutrality.
●	Social: We leverage our leadership position in the market as an opportunity to promote our corporate values of inclusion, innovation, and connection.

●	Inclusion: Internally, we hire and promote underrepresented communities in STEM (science, technology, education, mathematics). Our project design and engineering teams reflect our commitment as demonstrated by leadership positions held by women across our project design, project management, and client engagement departments.
●	Innovation: CEA is an industry that is rapidly advancing, testing, and adopting new technologies. Our corporate development team works closely with our project design and engineering teams to vet new products and ensure they align with our corporate responsibility needs.
●	Connection: Through our outreach efforts across the world, we represent a company committed to the development and nurturing of a deeper understanding across all disciplines of CEA, food production, and being on the leading edge of emerging industry-related innovations.

○	Through our Client Appreciation Events at major tradeshows across North America, we raise awareness and funds for local charities. These events serve as opportunities for non-profits to bolster career opportunities, economic development, veteran health and housing, and other causes.
○	We have been a long-time supporter of HeroGrown, an organization that provides Veterans, First Responders, and their families with free access to benefit-rich CBD. Through “Operation CBD Drop,” HeroGrown provides an alternative to those struggling with addiction to deadly drugs prescribed for service-related injuries and psychological disorders.
○	We have been a supporter of Teens for Food Justice which is catalyzing a youth-led movement to end food insecurity in one generation through high-capacity, school-based hydroponic farming. We have even helped build out and commission their first in-classroom vertical farm in the Denver area located near our headquarters and have committed our team’s time to mentoring students and helping further TFFJ’s goals.

•	Governance: We have three main approaches we utilize to guide us for a successful governance program to ensure that our stakeholders’ best interests are acted upon:

○	Board Composition: We have a strong and diverse board made up of leaders from a variety of fields that help guide our overall efforts.
○	National Cannabis Roundtable: We sit on the board of the National Cannabis Roundtable, an organization dedicated to sensible regulation, criminal justice reform, social equity and community reinvestment.
○	Audit Committee. Our Audit Committee is focused on internal controls and multi-discipline oversight enabled by its charter and structure.

Growth Strategy

Our employees and the application of their acquired knowledge is our most valuable asset as an organization. Our growth strategy involves leveraging this considerable strength as a basis for growth across three pillars of focus and exploration. These three pillars allow us to continue to provide value to our current and future clients:

1.	Diversifying our Service Capabilities
2.	Expansion of Geographical Reach
3.	Expansion within the Commercial Horticulture Segment

1. Diversifying our Service Capabilities

We intend to be the global leading provider for purpose-built turnkey indoor CEA facilities. To that end, we will seek to diversify our service capabilities to enable that offering of providing value to clients through acting as a single point of responsibility in our turnkey approach. While we will continue to expand our services organically, we began this journey through the acquisition of Impact Engineering, Inc in 2019, the acquisition of 2WR+ Partners in 2021, and will continue to look for inorganic opportunities that propel us forward towards our vision. Examples of these opportunities include services that we do not currently have in-house that provide meaningful value to clients and also represent meaningful revenue gaps for us – amongst these are services like construction management, additional design-build engineering disciplines, and further niche-specific indoor CEA operational support. We believe that acting as a single point of responsibility as a provider for turnkey solutions, especially one with the depth and breadth of experience within indoor CEA facilities, we can get our clients to market more quickly and more efficiently than others. We have always aimed to provide the highest level of service and expertise to our clients from initial cultivation ideation to helping prior to go-live to proactively solve for issues that may arise once operations begin and continue at their facilities. We will continue to provide these elite service levels as we expand our service capabilities. In addition, where this diversification of service capabilities adds existing clients from non-CEA industry sectors, we will look to continue to compete and expand in those sectors, including medical, K12, industrial, commercial, hospitality, and CPG, while remaining focused on being the leader for indoor CEA.

2. Expansion of Geographical Reach

While we will continue to establish our end-to-end solution as the industry standard for CEA indoor cultivation, we intend to continue to focus on integrating our expertise and service offerings with the best available technologies to allow our clients to achieve operational superiority and profitability. While we believe that the U.S. market will experience continued strength, and this will represent significant growth opportunities for us, we also intend to continue our expansion and reach within Europe.

European Expansion - Historically, our business has found success with clients in the United States and Canada. While North America currently presents the dominant opportunity for indoor new build and retrofit CEA facilities, the European CEA market, especially in the vertical farming sub-segment, is rapidly expanding.

We first entered the European market in early 2020, through key partners who have brought us into opportunities as a value-added component to their own sales cycle. We have demonstrated the transferability of our expertise to the EU and have closed several deals to provide value-added solution services to European clients in several countries, including Switzerland, Northern Macedonia, Greece, Spain, England, and the Netherlands. Based on our due diligence, we believe that the most common facilities in demand in this market will mirror that of our niche – indoor, CEA, GMP-certified operations. We will look to capitalize on our current approach and expand our reach into Europe with our services and products through a staged and cost-efficient approach by first entering the market through our strong partnerships and leveraging our existing U.S.-based engineering expertise and overhead.

Approach to Market Expansion - Due to the rapid development of the European market and the lack of established companies experienced in the design, construction, and operations of indoor cultivation facilities, we will make a strategic and staged entry into the European market to ensure a sustainable use of resources and capital. The market entry will be designed around a three-phased approach:

●	Phase One – Focus on establishing a client base and pipeline surrounding early license applicants and current license holders by providing facility and systems design for indoor projects with a focus on CSP.
●	Phase Two – Building on established vendor relationships, integrate purpose-built custom environmental equipment systems from U.S. manufacturers into our European offering.
●	Phase Three – Incorporate the development of the initial two phases combined with partnerships, joint ventures, expansion of service capabilities, and domestic manufacturing of equipment to provide a turn-key project solution offering in Europe.

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

According to Bank of America Thematic Research, the global vertical farming market is estimated to reach $17 billion by 2025, with a compounded annual growth rate of 27.7% from 2020 to 2025. The market for non-container facilities—on which we already focus and have had success—is forecasted to grow even faster. This rate of growth forecast is buttressed by the fact that more and more food will be needed closer to where population resides, and CEA eliminates many of the risks of traditional agriculture, minimizing risk and allowing localities to be closer and control their food supply more readily.

Market Entry - Our end-to-end approach, solutions, and expertise are applicable for and valuable to clients creating high performance indoor vertical farms to cultivate high value crops such as leafy greens, micro-greens, herbs, peppers, or even floriculture. And our experience and expertise is highly transferable – while our experts’ backgrounds are predominantly built on a commercial horticulture foundation, our architects’ and engineers’ design expertise in indoor CEA also seamlessly flows through to indoor vertical farming facilities. The acquired expertise our team has in over 500 indoor CEA projects with the highest valued crop in the world allows us to understand how to successfully design high performance CEA facilities.

Our approach to entering this market has followed what we have done as we entered Europe – we continue to reinforce our core strengths as we expand into new markets through our partnerships. The first phase of entering this CEA market is through our leading design and engineering teams. Our teams have helped in the initial phases of Cultivation Space Planning (CSP) for indoor CEA vertical farm producers as well as helped existing producers identify and solve issues in their current facilities. As we find success here, we will look to continue to partner to accelerate our reach and begin to supply much of the equipment needed to build out a facility, and finally, after identifying and solving for any potential gaps, we will look to offer turn-key, end-to-end design, engineer, and build services for indoor CEA facilities.

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

Our Competition

While we feel that our complex end-to-end solution places us as a leader in the CEA segment, we do face competition from companies that offer some, but not all, portions of an all-encompassing facility package. Further, these companies often outsource to third parties for the integration and sale of equipment systems and products, particularly within the cannabis industry. We also compete with other smaller and mid-sized companies that focus primarily on either engineering design services or product sales. Within the services space, there are several product or services specific competitors that offer similar services, such as architectural design services, MEP services or basic fertigation design. Currently, we view our competition to be focused on equipment sales that are predominantly commodity “off-the-shelf” items like lighting and other cultivation staple products, both pre- and post-startup. This competition comes from traditional wholesale horticulture dealers, online retailers, and some manufacturers who sell direct.

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

As the cannabis market continues to mature and develop and legalization becomes more prevalent, we expect to see more competition from cannabis-focused agricultural product and service providers. Going forward, while we will continue to serve cannabis CEA producers, we will extend our focus to non-cannabis crops. These companies may have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical, sales and marketing resources. These competitors may adopt more aggressive pricing policies and make more attractive offers to existing and potential clients, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

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

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology and confidential information. Our patents are limited to certain sensors that we obtain from third party manufacturers that do not contribute materially to our sales or profitability. Our trademarks are solely for branding purposes, although we no longer sell any goods or services under the Soleil brand. As of the date of this prospectus, the following summarizes the status of our registrations, pending applications, issued U.S. patents and one published U.S. patent application:

Trademarks

We have received the following trademark registrations:

Trademark	Jurisdiction	Registration Number	Registration Date	Status
URBAN-GRO	United States	4618322	October 07, 2014	Registered
URBAN-GRO	United Kingdom	3266415	January 19, 2018	Registered
URBAN-GRO	European Union	017391806	October 31, 2018	Registered
URBAN-GRO	WIPO	1548013	July 08, 2020	Registered
URBAN-GRO	United Kingdom	UK0081548013	July 08, 2020	Registered
SOLEIL	United States	5209707	May 23, 2017	Registered
SOLEIL	United Kingdom	3266410	March 09, 2018	Registered
SOLEIL	Canada	1083969	October 07, 2020	Registered
SOLEIL	European Union	017391781	September 11, 2018	Registered
SOLEIL	United Kingdom	UK00917391781	September 08, 2018	Registered
OPTI-DURA	United States	5770091	June 04, 2019	Registered
OPTI-DURA	Canada	TMA1070145	January 20, 2020	Registered
GRO-CARE	European Union	1560748	August 24, 2020	Registered
GRO-CARE	European Union	017391806	October 29, 2019	Registered
GRO-CARE	United Kingdom	UK00917391806	October 29, 2018	Registered

We have applied for and are awaiting receipt of the following trademark registrations:

Trademark	Jurisdiction	Application Number	Filing Date	Status
URBAN-GRO	Canada	1930075	November 13, 2018	Pending. Examination Completed.
URBAN-GRO	Canada (Madrid)	A0098111	July 08, 2020	Pending.
URBAN-GRO	European Union (Madrid)	A0098111	July 08, 2020	Pending. Examination Completed.

URBAN-GRO	United States	88898690	May 03, 2020	Pending.
URBAN-GRO	United States	97213742	January 11, 2022	Pending.
URBAN-GRO	United States	97213778	January 11, 2022	Pending.
GRO-CARE	United States	88898692	May 03, 2020	Pending.
GRO-CARE	WIPO	A0099548	August 24, 2020	Pending.
GRO-CARE	Canada (Madrid)	A0099548	August 24, 2020	Pending.

SOLEIL GIVES YOUR CROP A VOICE	United States	87671876	November 03, 2017	Abandoned.
SOLEIL GIVES YOUR PLANTS A VOICE	United States	87671878	November 03, 2017	Abandoned.

Patents

Title	Jurisdiction	Application Number	Filing Date	Patent Number and Issue Date	Status
Sensor bus architecture for modular sensor systems	United States	15/626,085	June 17, 2017	10,499,123 (December 3, 2019)	Issued Expire in 2037
Modular sensor architecture for soil and water analysis at various depths from the surface	United States	15/626,079	June 17, 2017	10,405,069 (September 3, 2019)	Issued Expire in 2037
Modular sensor architecture for soil and water analysis at various depths from the surface	United States	16/519,800	July 23, 2019	n/a	Published

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

Backlog Discussion

Our backlog as of December 31, 2021 was approximately $30 million, compared to an approximate value of $14.6 million on December 31, 2020. The current backlog consists of $25 million of equipment purchases and $5 million of services to be performed. For urban-gro, backlog is defined as signed contracts for which deposits have been received. Historically, the majority of our backlog has been retired and converted into revenue within two quarters.

Human Capital

Our employees are critical to our continued success. With approximately two-thirds of our employees considered experts, we view our employees and the depth and breadth of their experience and expertise as our competitive advantage. As such, we strive to provide an environment where urban-gro employees can have a fulfilling and productive career. We offer industry-leading employee benefits and programs to ensure the diverse needs of our employees and their families are met, including access to fantastic healthcare choices, continued growth opportunities for career development, and resources such as 401K plans and counseling to support their financial wellbeing.

Available Information

Our internet address is www.urban-gro.com and our investor relations website is located at ir.urban-gro.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our investor relations website, free of charge, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Form 10-K. The SEC maintains a public website, www.sec.gov, which includes information about and the filings of issuers that file electronically with the SEC.

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

Risks Related to Our Operations

We have a relatively limited history of operations, a history of losses, and our future earnings, if any, and cash flows may be volatile, resulting in uncertainty about our prospects generally.

We were initially organized as a limited liability company in the State of Colorado on March 20, 2014. In March 2017, we converted into a corporation with the expectation of becoming a public reporting company.

Following is a summary of our recent historical operating performance:

●	During the year ended December 31, 2021, we generated revenue of $62.1 million and incurred a net loss of $0.9 million.
●	During the year ended December 31, 2020, we generated revenue of $25.8 million and incurred a net loss of $5.1 million.
●	During the year ended December 31, 2019, we generated revenue of $24.2 million and incurred a net loss of $8.3 million.
●	During the year ended December 31, 2018, we generated revenue of $20.1 million and incurred a net loss of $3.9 million.

Our lack of a significant history and the evolving nature of the market in which we operate make it likely that there are risks inherent to our business that are yet to be recognized by us or others, or not fully appreciated, and that could result in us suffering further losses. As a result of the foregoing, and concerns regarding the economic impact from COVID-19, an investment in our securities necessarily involves uncertainty about the stability of our operating results, cash flows and, ultimately, our prospects generally.

We had negative cash flow from operations for the fiscal years ended December 31, 2021 and December 31, 2020.

We had negative cash flow from operations of ($1.6) million for the fiscal year ended December 31, 2021 and ($3.6) million for the fiscal year ended December 31, 2020. To the extent that we have negative cash flow from operations in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that we will be able to generate positive cash flow from our operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to us.

Our architecture, engineering and design services have been used and may continue to be contracted for use in emerging industries that may be subject to quickly changing and inconsistent laws, regulations, practices and perceptions.

Although the demand for our architecture, engineering and design services may be negatively impacted depending on how laws, regulations, administrative practices, judicial interpretations, and consumer perceptions develop, we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business. We will continue to encounter risks and uncertainty relating to our operations that may be difficult to overcome. To do so, we believe it will be important to:

●	Execute our business and marketing strategy successfully;
●	Increase and diversify our client base;
●	Extend our reach to include the global CEA marketplace;
●	Extend our reach to use current services offering in the non-CEA marketplace;
●	Meet client demand with quality, timely services;
●	When appropriate, partner with affiliate marketing companies to explore demand;
●	Leverage initial relationships with existing clients;
●	Enhance the solutions that we offer and focus on continually improving customer service levels; and
●	Attract, hire, motivate and retain qualified personnel.

We may continue to incur losses in the near future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

While we are focused significantly on controlling our operating expenses by managing variable expenses, employee count, and marketing activities in order to become cash flow positive, these measures may adversely affect our future operating results if we are unable to support the business effectively. In turn, this would have a negative impact on our financial condition and potentially our share price.

We also cannot make any assurances that we will be profitable or generate sufficient profits from operations in the future. If our revenues do not continue to grow or our gross margins deteriorate substantially, we are likely to continue to experience losses in future periods. Collectively, this may impact our ability to implement our business strategy and adversely affect our financial condition. This potentially would have a negative impact on our share price.

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

At the onset of the pandemic, it resulted in temporary delays in our projects, however, work on all such projects has resumed. Other factors related to this coronavirus that could negatively impact our ability to continue operations include the market demand for our products and services, our ability to service the needs of our clients and prospects, potential contract cancellations, project scope reductions and project delays, our ability to fulfill our current backlog, and the ability of our vendors to continue to provide us with product to fulfill our customers’ orders. In light of these extenuating circumstances, there is no assurance that we will be successful in growing and maintaining our business with our clients. If our clients or prospects are unable to obtain project financing and we are unable to increase revenues, or otherwise generate cash flows from operations, we will not be able to successfully execute on the various strategies and initiatives we have set forth in this Report to grow our business.

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

We are dependent on outside vendors for the products we sell. For the year ended December 31, 2021, two vendors, Argus Control Systems Limited (“Argus”), a provider of automated control systems, and Fluence Bioengineering, Inc. (“Fluence”), a provider of lighting systems, were particularly important to our integrated sales solutions. We use Fluence as one of the LED lighting systems options, and Argus as one of the environmental controls and fertigation systems options in our designs and then sell them to our clients as part of our overall package. While we believe that there are sufficient sources of supply available, if the third-party suppliers, such as Argus or Fluence, were to cease production or otherwise fail to supply us with products in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these products with alternative suppliers, our ability to sell these products would be materially adversely affected. If a sole source supplier was to go out of business, we may be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required products or to do so on appropriate terms could have a materially adverse impact on the business, financial condition, results of operations or prospects of urban-gro.

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

During the year ended December 31, 2021, one client represented 46% of total revenue. During the year ended December 31, 2020 the same client represented 25% of total revenue and another client represented 13% of total revenue. A substantial amount of the revenue derived from each of these separate clients were equipment sales. Although we have been able to successfully generate substantial sales to different clients over time, there can be no assurances that we will be able to continue to do this in the future. Our operating results for the foreseeable future could continue to depend on substantial sales to a small number of clients. Our clients have no purchase commitments and may cancel, change or delay purchases with little or no notice or penalty. As a result of this, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of any significant client. There can be no assurances that clients who represented a substantial portion of our historical revenue will continue to purchase products from us in the future, which could cause our revenue to decline materially and negatively impact our financial condition and results of operations. If we are unable to diversify our client base, we will continue to be susceptible to risks associated with client concentration.

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

We may be unable to recoup the funds that were taken from us in fraudulent wire transfers or our expenses related to efforts to recover such funds.

While we have been advised by counsel that we have acted in good faith and followed appropriate policies and governance and that our bank is at fault, we may not be able to recoup the entire amount taken from us or related expenses with respect to the wire fraud described in Part I, Item 3, “Legal Proceedings.” Our attempts to recoup these funds could be very costly and could distract our management from focusing on operating our business. As of the date of this report, we have successfully recouped $0.9 million  of the $5.1 million lost.

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

Part of our business strategy includes pursuing synergistic acquisitions. We have expanded, and plan to continue to expand, our business by making strategic acquisitions and regularly seeking suitable acquisition targets to enhance our growth. Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; and (vi) the loss or reduction of control over certain of our assets.

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

Risks Related to the Cannabis Industry

To date, the majority of our revenues have come from providing architecture and engineering design services and selling equipment systems into facilities prior to the facility becoming operational. The majority of our revenues to date have been generated from clients that operate in the legal cannabis industry.

We are broadening our market reach beyond the legal cannabis industry and are placing a substantial sales effort on expansion into the rapidly growing non-cannabis CEA vertical farming segment. However, on a historic basis, the majority of our clients to whom we provide facility architecture and engineering design services and sell equipment systems prior to the facility becoming operational have primarily been in the legal cannabis industry. In addition to selling directly to these clients, we also sell our equipment solutions to third parties, such as general contractors and other intermediaries, like equipment leasing companies. The majority of these solutions have been resold into the legal cannabis industry.

Now that the non-cannabis CEA segment is gaining strong momentum, and since most all of the equipment systems that we sell originate in the general horticulture industry and are agnostic to the crop grown in the facility, we believe that the proportion of non-cannabis revenues will increase. However, a decrease in demand in the legal cannabis industry could have a material adverse effect on our revenues and the success of our business.

The cannabis industry is an emerging industry and has only been legalized in some states and remains illegal in others and under U.S. federal law, making it difficult to accurately forecast the demand for our solutions in this specific industry. Losing clients from this industry may have a material adverse effect on our revenues and the success of our business.

The cannabis industry is not mature in the United States and has only been legalized in some states and remains illegal in others and under U.S. federal law, making it difficult to accurately predict and forecast the demand for our solutions. If the U.S. Department of Justice (“DOJ”) did take action against the cannabis industry, those of our clients operating in the legal cannabis industry would be lost to us.

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

Our existing operations in the United States, and any future operations or investments, may become the subject of heightened scrutiny by regulators and other authorities in Canada. As a result, we may be subject to significant direct and indirect interaction with public officials. No assurance can be provided that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States.

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

In 2014, Congress passed a spending bill (“2015 Appropriations Bill”) containing a provision (“Appropriations Rider”) blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to “prevent such States from implementing their own State medical marijuana law.” The Appropriations Rider seemed to have prohibited the federal government from interfering with the ability of states to administer their medical marijuana laws, although it did not codify federal protections for medical marijuana patients and producers. Moreover, despite the Appropriations Rider, the Justice Department maintains that it can still prosecute violations of the federal marijuana ban and continue cases already in the courts. Additionally, the Appropriations Rider must be re-enacted every year. While it was continued in 2016, 2017, 2018, 2019, 2020 and 2021, and remains in effect, continued re-authorization of the Appropriations Rider cannot be guaranteed. If the Appropriation Rider is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

Further legislative development beneficial to our operations is not guaranteed.

Among other things, the business of our clients in the cannabis industry involves the cultivation, distribution, manufacture, storage, transportation and/or sale of cannabis products in compliance with applicable state law. The success of our business with respect to these clients depends on the continued development of the cannabis industry and the activity of commercial business and government regulatory agencies within the industry. The continued development of the cannabis industry is dependent upon continued legislative and regulatory authorization of cannabis at the state level and a continued laissez-faire approach by federal enforcement agencies. Any number of factors could slow or halt progress in this area. Further regulatory progress beneficial to the industry cannot be assured. While there may be ample public support for legislative action, numerous factors impact the legislative and regulatory process, including election results, scientific findings or general public events. Any one of these factors could slow or halt progressive legislation relating to cannabis and the current tolerance for the use of cannabis by consumers, which could adversely affect our operations.

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

We currently intend to retain our future earnings, if any, for the foreseeable future, to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, any legal or contractual limitations on our ability to pay dividends under our loan agreements or otherwise. As a result, if our Board does not declare and pay dividends, the capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock, and you may have to sell some or all of your common stock to generate cash flow from your investment.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, its trading price and volume could decline.

We expect the trading market for our common stock to be influenced by the research and reports that industry or securities analysts publish about us, our business or our industry. If no additional securities or industry analysts commence coverage of our company, the trading price for our stock may be negatively impacted. If one or more of our covering analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline and our common stock to be less liquid. Moreover, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, or if our results of operations do not meet their expectations, our stock price could decline.

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

General Risks

We are highly dependent on our management team, and the loss of our executive officers or other key employees could harm our ability to implement our strategies, impair our relationships with clients and adversely affect our business, results of operations and growth prospects.

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our active senior executive leadership team, comprised of Bradley Nattrass, James Dennedy and Richard Akright, have significant experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the horticulture industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase.

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

The current political climate and military actions in Eastern Europe could result in disruption to our operations, especially as it relates to our European plans.

Expansion into Europe to meet the demand for our services could be disrupted by the ongoing military actions in Eastern Europe. If we are unable to continue our expansion into Europe, or our expansion requires greater capital than we have budgeted, our operating results and the value of our common stock may be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties

Our principal place of business is located at 1751 Panorama Point, Unit G, Lafayette, Colorado, 80026. This location is leased and consists of approximately 10,000 square feet, including approximately 3,500 of office space and 6,500 square feet of warehouse space.. Additionally, we have four other office leases in the United States. We currently do not own any property.

Item 3. Legal Proceedings

From time to time, we become involved in or are threatened with legal disputes. While most of these disputes are not likely to have a material effect on our business, financial condition, or operations, the following matters are deemed by the Company to be material either due to the costs of litigation or the potential negative impacts to the Company should these matters not be resolved in our favor:

●	Crest Ventures, LLC – We have been sued in a putative breach of contract case in the District Court for Arapahoe County, Colorado. The allegations in the action are based on a claim that Crest Ventures, LLC is entitled to commission compensation on the February 2021 uplisting of our common stock to the Nasdaq Capital Market. We believe we have substantial defenses to the claim asserted in this lawsuit and intend to vigorously defend this action.
●	Sunflower Bank – We have filed a lawsuit against Sunflower Bank related to fraudulent wire transfers of approximately $5,100,000 that were made from our accounts at Sunflower Bank in October 2021. As of the date of this Report, $875,950 of these funds have been returned to us. We are suing Sunflower Bank for the remaining $4,224,050 as we believe that Sunflower Bank failed to follow industry standard procedures designed to prevent such a theft and is therefore liable for the unrecovered balance. We expect Sunflower Bank, Sunflower Bank’s insurers, and/or our insurer to reimburse us for the remaining balance.

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

The following table sets forth the high and low closing bid price information for our common stock on the Nasdaq Capital Market for the time periods indicated. Prior to February 12, 2021, our common stock was traded on the OTCQX Marketplace. Trading activity for our common stock on the OTCQX Marketplace can be found at www.otcmarkets.com.

Quarter Ended	Low	High
December 31, 2021	$8.78	$14.77
September 30, 2021	$8.51	$17.30
June 30, 2021	$6.75	$10.50
February 12 thru March 31, 2021	$6.90	$13.80

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

ReCENT SALES OF UNREGISTERED SECURTIES

During the years ended December 31, 2020 and 2021, we issued the following securities that were not registered under the Securities Act:

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

Completion of Registered Public Offering

On February 11, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Underwriter”), relating to the Company’s underwritten public offering of its common stock. Pursuant to the Underwriting Agreement, the Company agreed to sell 5,400,000 shares of Common Stock to the Underwriter at a public offering price of $10.00 per share, and granted the Underwriter a 45-day over-allotment option to purchase up to 810,000 additional shares of Common Stock, equivalent to 15% of the shares of Common Stock sold in the Offering (the “Option”), pursuant to the Company’s registration statement on Form S-1 (File Nos. 333-250120 and 333-253011) (the “Registration Statement”), under the Securities Act of 1933. The offering closed on February 17, 2021, and the Company sold 6,210,000 shares of Common Stock to the Underwriter for total gross proceeds of $62.1 million, which includes 810,000 shares sold upon the full exercise of the Option. After deducting the underwriting commissions, discounts, and offering expenses, the Company received net proceeds of approximately $57.4 million. On February 17, 2021, pursuant to the Underwriting Agreement, the Company issued the Warrants to purchase up to an aggregate of 310,500 shares of Common Stock. The Warrants may be exercised beginning on August 11, 2021 until February 11, 2026. The initial exercise price of each Warrant is $12.50 per share, which represents 125% of the Offering Price. On February 19, 2021 we used $5.8 million of the net proceeds to repay outstanding under and terminated the Credit Agreement. We intend to use the remaining net proceeds to support our organic growth, to expand in the European CEA market and for other general corporate purposes, including to fund potential future investments and acquisitions of companies that we believe are complementary to our business and consistent with our growth strategy. Although we may, from time to time, evaluate potential strategic investments and acquisitions, we do not have any definitive agreements in place to make any such acquisitions at this current time. The expected use of net proceeds from the offering represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve and change. As a result, our management will have broad discretion over how these proceeds are used. The remaining net proceeds will be invested in short-term investments until needed for the uses described above.

Item 6. [RESERVED]

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

The majority of our clients are commercial CEA cultivators. We believe one of the key points of our differentiation that our clients value is the depth of experience of our employees and our Company. We currently employ approximately 100 individuals. Approximately two-thirds of our employees are considered experts in their areas of focus, and our team includes Architects, Engineers (Mechanical, Electrical, Plumbing, Controls, and Agricultural), Professional Engineers, horticulturalists and individuals with Masters Degrees in Plant Science and Business Administration. As a company, we have worked on more than 450 indoor CEA facilities, and believe that the experience of our team and Company provides clients with the confidence that we will proactively keep them from making common costly mistakes during the build out and operational stages. Our expertise translates into clients saving time, money, and resources, and provides them ongoing access to expertise that they can leverage without having to add headcount to their own operations. We provide this experience in addition to offering a platform of the highest quality equipment systems that can be integrated holistically into our clients’ facilities.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended December 31, 2021 compared to 2020

During the year ended December 31, 2021, we generated revenues of $62.1 million compared to revenues of $25.8 million during the year ended December 31, 2020, an increase of $36.3 million, or 140%. Equipment systems revenue increased $33.5 million primarily due to an increase in cultivation equipment sales, services revenue increased $3.1 million primarily due to the acquisition of the 2WR Entities, and consumable product sales decreased $0.3 million.

During the year ended December 31, 2021, cost of revenues was $47.4 million compared to $20.1 million during the year ended December 31, 2020, an increase of $27.2 million, or 135%. This increase is directly attributable to the increase in revenue indicated above.

Gross profit was $14.8 million (24% of revenue) during the year ended December 31, 2021, compared to $5.7 million (22% of revenue) during the year ended December 31, 2020. Gross profit as a percentage of revenues increased primarily due to an increase in higher margin services revenues.

Operating expenses increased by $6.4 million, or 77%, to $15.0 million for the year ended December 31, 2021 compared to $8.5 million for the year ended December 31, 2020. This was due to a $6.4 million increase in general operating expenses, mainly due to an increase in salary, marketing, and travel expenses, in part related to the acquisition of the 2WR Entities.

Non-operating expense was $0.7 million for the year ended December 31, 2021, compared to $2.3 million for the year ended December 31, 2020, a decrease of $1.6 million (71%). Interest expense, decreased by $1.2 million to $0.3 million compared to $1.5 million in the year ended December 31, 2020, due to the elimination of debt. For the years ended December 31, 2020, the Company recognized an impairment loss of $0.3 million related to the investment in Total Grow Control Holdings Inc. (“TGH”). The Company incurred a $0.2 million expense for contingent consideration from the acquisition of Impact Engineering, Inc. during the year ended December 31, 2020. The Company also recorded a foreign exchange loss of $0.4 million in the year ended December 31, 2020 due to the revaluation of our Canadian denominated debt.

As a result of the above, we incurred a net loss of $0.9 million for the year ended December 31, 2021, or a net loss per share of $0.09, compared to a net loss of $5.1 million for the year ended December 31, 2020, or a net loss per share of $1.06.

NON-GAAP FINANCIAL MEASURES

The Company uses the supplemental financial measure of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as a measure of our operating performance. Adjusted EBITDA is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it is not a substitute for other measures prescribed by GAAP such as net income (loss), income (loss) from operations, and cash flows from operating activities. We define Adjusted EBITDA as net income (loss) attributable to urban-gro, Inc., determined in accordance with GAAP, excluding the effects of certain operating and non-operating expenses including, but not limited to, interest expense, income taxes/benefit, depreciation of tangible assets, amortization of intangible assets, impairment of investments, unrealized exchange losses, debt forgiveness and extinguishment, stock-based compensation expense, acquisition costs, and other nonrecurring expenses that we do not believe reflect our core operating performance.

Our board of directors and management team focus on Adjusted EBITDA as a key performance and compensation measure. We believe that Adjusted EBITDA assists us in comparing our operating performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance.

The following table reconciles net loss attributable to the Company to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
	2021	2020
Net Loss	$(875,667)	$(5,073,695)
Interest expense	334,056	1,497,469
Interest expense - BCF	636,075	–
Depreciation and amortization	495,276	258,440
EBITDA	$589,740	$(3,317,786)

Loss on extinguishment of debt	790,723	–
PPP loan forgiveness	(1,032,316)	–
Transaction related costs	238,495	–
One-time employee expense	125,000	–
Impairment loss	–	310,000
Stock-based compensation	1,840,913	1,803,403
Unusual legal costs	126,246	-
Contingent consideration – purchase price	–	155,000
Unrealized exchange loss	–	397,292
Adjusted EBITDA	$2,678,801	$(652,091)

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $34.6, which represented an increase of $34.4 million from December 31, 2020. This increase in cash and cash equivalents is primarily due to the net proceeds received from our equity offering in February of 2021 of $57.4 million offset by $5.8 million of debt repayment, $7.7 million of treasury stock purchases, $5.1 million due to the fraudulent wire transfers initiated by an unauthorized third party, a cash investment of $2.5 million for XS Financial, and $5.5 million net cash payments made for the acquisition of the 2WR entities. The remaining change is due to a $3.6 million increase due to timing of deposits and prepayments to vendors during the year ended December 31, 2021.

Net cash used in operating activities was $1.6 million during the year ended December 31, 2021, compared to $3.6 million used for the year ended December 31, 2020. Operating cash has been positively impacted from an increase in client deposits as demand for our services and equipment solutions increased in the year ended December 31, 2021. At December 31, 2021, we had $13.3 million in client deposits related to client orders, which compared favorably to client deposits of $4.9 million as of December 31, 2020. We require prepayments from clients before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the client deposits liability account when received. Our standard policy is to collect the following before action is taken on a client order: 50% deposit; and the remaining 50% payment made prior to shipping. We expect client deposits to be relieved from the deposits account no longer than 12 months for each project. We do not have trade payable terms with most of our vendors and as a result, we are required to prepay a portion or all of the total order. At December 31, 2021, we had $6.0 million in accounts payable, compared to $0.7 million at December 31, 2020.

Net cash used in investing activities was $8.3 million for the year ended December 31, 2021, compared to $0.2 million during the year ended December 31, 2020. Net cash used in investing activities for the year ended December 31, 2021 was primarily related to the $5.5 million incurred to acquire the 2WR entities and $2.5 million for the investment in XS Financial. Historically, cash has been used to increase our investments in strategic partnerships and to acquire property and equipment. We will continue to have ongoing needs to purchase property and equipment to maintain our operations. We had no material commitments for capital expenditures as of December 31, 2021.

Net cash provided by financing activities was $44.3 million for the year ended December 31, 2021, compared to $3.5 million during the year ended December 31, 2020. Cash provided from financing activities during the year ended December 31, 2021 primarily related to $57.4 million in net proceeds received from the stock issuance related to the uplisting plus $0.4 million from the issuance of common stock, offset by $7.7 million used in the repurchase of common stock and $5.8 million related to the repayment of debt.

Gross debt, excluding operating leases, was $0.0 million and $8.4 million as of December 31, 2021 and December 31, 2020, respectively. This represents a decrease in gross debt of $8.4 million due to the payoff of all debt instruments during the year ended December 31, 2021.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2021.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2021, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Item 9b. Other Information

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Form 8-K filed October 30, 2020).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 5, 2021)

3.3	Bylaws (incorporated by reference to Exhibit 3.4 to Form 8-K filed October 30, 2020).

3.4	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 12, 2021).

4.1	Description of urban-gro, Inc.’s Common Stock.

10.1	Employment Agreement by and between urban-gro, Inc. and James H. Dennedy, dated February 18, 2021

10.2	Intellectual Property Purchase and Assignment Agreement between Edyza, Inc. and Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 18, 2018)

10.3	Business Lease between JW Properties, LLC and Registrant dated July 22, 2015 (incorporated by reference to Form S-1Registration Statement filed on May 18, 2018)

10.4	Commercial Lease Agreement between Bravo Lighting, LLC and Registration (incorporated by reference to Form S-1 Registration Statement filed on May 18, 2018)

10.5	Form of Common Stock Purchase Warrant issued to Michael Sandy Bank dated April 19, 2018 (incorporated by reference to Form S-1/A Registration Statement filed on July 11, 2018)

10.6	Redemption Agreement with Total Grow Holdings LLC dated January 24, 2020 (incorporated by referenced to Form 8-K filed on January 30, 2020)

Exhibit No.	Description

10.7*	Separation Agreement, dated as of March 20, 2020, by and between urban-gro, Inc. and Larry Dodson (incorporated by reference to Form 8-K filed on March 23, 2020)

10.8*	Form of Stock Option Agreement to be entered into on the Effective Date by and between urban-gro, Inc. and Larry Dodson (incorporated by reference to Form 8-K filed on March 23, 2020)

10.9*	urban-gro, Inc. 2019 Equity Incentive Plan (incorporated by reference to Form S-8 filed on August 27, 2019)

10.10*	Form of Deferred Shares Award Agreement (incorporated by reference to Exhibit 10.10 to Form 10-K filed on May 18, 2020).

10.11	Letter Agreement, dated February 21, 2020, by and among urban-gro, Inc., urban-gro Canada Technologies Inc., Impact Engineering, Inc., the lenders party thereto, and Bridging Finance Inc., as administrative agent for the lenders. (incorporated by reference to Exhibit 10.11 to Form 10-K filed on May 18, 2020).

10.12	Promissory Note, dated October 18, 2018, between urban-gro, Inc. and Cloud9 Support Inc. (incorporated by reference to Exhibit 10.12 to Form 10-K filed on May 18, 2020).

10.13	Amendment to Promissory Note, dated May 20, 2019, between urban-gro, Inc. and Cloud9 Support Inc. (incorporated by reference to Exhibit 10.13 to Form 10-K filed on May 18, 2020).

10.14	Subordination Agreement, dated February 25, 2020, between urban-gro, Inc. and Cloud9 Support Inc. (incorporated by reference to Exhibit 10.14 to Form 10-K filed on May 18, 2020).

10.15	Promissory Note, dated February 21, 2020, between urban-gro, Inc. and Cloud9 Support Inc. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on May 18, 2020).

10.16	First Amendment to Loan Agreement, dated as of September 4, 2020, by and among urban-gro, Inc., urban-gro Canada Technologies Inc., Impact Engineering, Inc. and Bridging Finance Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2020).

10.17	Agreement, dated as of September 18, 2020, by and between urban-gro, Inc. and George (Bob) Pullar (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2020).

10.18*	Employment Agreement, dated as of July 1, 2020, by and between urban-gro, Inc. and Bradley Nattrass (incorporated by reference to Exhibit 10.18 to Form S-1 filed on November 16, 2020)

10.19*	Employment Agreement, dated as of July 1, 2020, by and between urban-gro, Inc. and Richard Akright (incorporated by reference to Exhibit 10.19 to Form S-1 filed on November 16, 2020)

10.20	Form of Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 25, 2020).

10.21	Form of Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 25, 2020).

10.22	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 25, 2020).

Exhibit No.	Description

10.23	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2020).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of BF Borgers CPA P.C.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

URBAN-GRO, INC.

Dated: March 29, 2022	By:	/s/ Bradley Nattrass
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

Signature	Title	Date

/s/ Bradley Nattrass	Chairperson of the Board, Chief Executive Officer, and Director	March 29, 2022
Bradley Nattrass	(Principal Executive Officer)

/s/ Richard A. Akright	Chief Financial Officer	March 29, 2022
Richard A. Akright	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Lewis O. Wilks	Director	March 29, 2022
Lewis O. Wilks

/s/ David Hsu	Director	March 29, 2022
David Hsu

/s/ Sonia Lo	Director	March 29, 2022
Sonia Lo

/s/ Anita Britt	Director	March 29, 2022
Anita Britt

/s/ James H. Dennedy	Director	March 29, 2022
James H. Dennedy, Director

/s/ James Lowe	Director	March 29, 2022
James Lowe

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of urban-gro, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of urban-gro, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 29, 2022

urban-gro, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$34,592,190	$184,469
Accounts receivable, net	13,125,685	976,730
Inventories	514,756	537,104
Prepaid expenses and other current assets	11,248,266	3,547,068
Total current assets	59,480,897	5,245,371

Non-current assets:
Property and equipment, net	207,496	129,444
Operating lease right of use assets, net	689,704	88,888
Investments	4,210,358	1,710,358
Goodwill	7,992,121	902,067
Intangible assets, net	1,575,466	84,514
Total non-current assets	14,675,145	2,915,271

Total assets	$74,156,042	$8,160,642

Liabilities
Current liabilities:
Accounts payable	$6,066,896	$653,998
Accrued expenses	3,878,278	1,798,494
Customer Deposits	13,345,451	4,878,863
Contingent consideration	1,563,000	-
Notes payable	-	1,854,500
Revolving Facility	-	3,403,143
Term Loan, net	-	1,868,320
Operating lease liabilities	152,459	88,888
Total current liabilities	25,006,084	14,546,206

Non-current liabilities:
Notes payable	-	1,020,600
Operating lease liabilities	542,003	-
Deferred tax liability	440,625	-
Total non-current liabilities	982,628	1,020,600

Total liabilities	25,988,712	15,566,806

Shareholders’ equity (deficit):
Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,588,110 issued and 10,733,195 outstanding as of December 31, 2021, and 4,718,714 shares issued and outstanding as of December 31, 2020	11,588	4,719
Additional paid in capital	78,679,220	14,553,438
Treasury shares, cost basis: 854,915 shares as of December 31, 2021	(7,683,490)	-
Accumulated deficit	(22,839,988)	(21,964,321)
Total shareholders’ equity (deficit)	48,167,330	(7,406,164)

Total liabilities and shareholders’ equity (deficit)	$74,156,042	$8,160,642

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,	December 31,
	2021	2020
Revenue:
Equipment systems	$55,560,126	$22,058,696
Services	5,043,764	1,902,969
Consumable products	1,509,291	1,876,252
Total revenue	62,113,181	25,837,917

Cost of revenue	47,353,295	20,122,281
Gross profit	14,759,886	5,715,636

Operating expenses:
General and administrative	13,123,717	6,657,903
Stock-based compensation	1,840,913	1,803,403
Total operating expenses	14,964,630	8,461,306

Income (loss) from operations	(204,744)	(2,745,670)

Non-operating income (expenses):
Interest expense	(334,056)	(1,497,469)
Interest expense – beneficial conversion of notes payable	(636,075)	-
Loss on extinguishment of debt	(790,723)	-
Contingent consideration	-	(155,000)
Impairment of investment	-	(310,000)
Unrealized exchange loss	-	(397,292)
PPP Loan Forgiveness	1,032,316	-
Other income	57,615	31,736
Total non-operating income (expenses)	(670,923)	(2,328,025)

Income (loss) before income taxes	(875,667)	(5,073,695)

Income tax expense (benefit)	-	–
Net income (loss)	$(875,667)	$(5,073,695)

Comprehensive income (loss)	$(875,667)	$(5,073,695)

Earnings (loss) per share:
Earnings (loss) per share – basic and diluted	$(0.09)	$(1.06)
Weighted-average shares used in computation of earnings per share:
Weighted average share – basic and diluted	10,020,301	4,766,294

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in	Retained Earnings	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	(Deficit)	Stock	(Deficit)
Balance, December 31, 2019	4,701,552	$4,702	11,877,590	$(16,890,626)	$—	$(5,008,334)
Stock-based compensation	—	—	1,803,403	—	—	1,803,403
Stock grant to satisfy accounts payable	1,606	2	9,638			9,640
Stock grants issued for loan term revisions	16,667	16	99,984			100,000
Stock grant program vesting	48,889	49	(49)			—
Claw back of stock granted	(183,333)	(183)	183	—	—	—
Stock issuance related to debt	83,333	83	499,917	—	—	500,000
Stock issuance related to acquisition	41,667	42	154,958	—	—	155,000
Warrant issuance related to debt	—	—	76,822	—		76,822
Stock issued for lease revisions	8,333	8	30,992	—	—	31,000
Net income (loss)	—	—	—	(5,073,695)	—	(5,073,695)
Balance, December 31, 2020	4,718,714	$4,719	$14,553,438	$(21,964,321)	$—	$(7,406,164)

	Common Stock		Additional Paid in	Retained Earnings	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	(Deficit)	Stock	(Deficit)
Balance, December 31, 2020	4,718,714	$4,719	$14,553,438	$(21,964,321)	–	$(7,406,164)
Stock-based compensation	–	–	1,840,913	–	–	1,840,913
Beneficial Conversion Feature	–	–	636,075	–	–	636,075
Conversion of Bridge Financing	254,425	254	1,907,971	–	–	1,908,225
Common stock repurchased	–	–	–	–	(7,683,490)	(7,683,490)
Stock issuance related to offering, net of offering costs of $4,748,785	6,210,000	6,210	57,345,005	–	–	57,351,215
Stock issuance related to acquisition	202,066	202	1,999,798	–	–	2,000,000
Stock issued in conversion of warrants	22,490	22	9,974	–	–	9,996
Stock grant program vesting	118,366	119	(119)	–	–	–
Stock Options Exercised	62,049	62	386,165	–	–	386,227
Net income (loss)	–	–	–	(875,667)	–	(875,667)
Balance, December 31, 2021	11,588,110	$11,588	$78,679,220	$(22,839,988)	(7,683,490)	$48,167,330

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(875,667)	$(5,073,695)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	495,276	258,440
Amortization of deferred financing costs	103,632	557,903
Loss on extinguishment of debt	790,723	–
Interest expense amortization	53,725	–
Stock-based compensation expense	1,840,913	1,803,403
Contingent consideration expense	-	155,000
Beneficial conversion of bridge notes	636,075	-
Impairment of investment	-	310,000
Loss on disposal of assets	-	3,468
Inventory write-offs	(23,131)	91,730
Unrealized exchange losses	-	397,292
Bad debt expense	75,137	58,849
PPP loan forgiveness	(1,032,316)	–
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	(10,547,883)	530,333
Inventories	45,479	47,341
Prepayments and other assets	(8,063,663)	(1,723,056)
Accounts payable and accrued expenses	6,472,004	(3,013,183)
Deposits	8,466,588	1,963,457
Net Cash Used In Operating Activities	(1,563,108)	(3,632,718)

Cash Flows from Investing Activities
Purchases of investments	(2,500,000)	-
Purchases of property and equipment	(292,428)	(175,965)
Acquisition, net of cash acquired	(5,544,846)	-
Net Cash Used In Investing Activities	(8,337,274)	(175,965)

Cash Flows from Financing Activities
Proceeds from issuance of revolving facility	-	2,207,432
Proceeds from issuance of term loan	-	2,000,000
Proceeds from revolving facility advances	-	1,069,061
Proceeds from issuance of common stock, net of offering costs	57,747,438	–
Repurchase of common stock	(7,683,490)	–
Proceeds from PPP Loan	-	1,020,600
Proceeds from notes payables	-	1,870,600
Debt financing costs	-	(638,046)
Repayments of notes payable	-	(2,964,598)
Repayment of debt	(5,755,845)	-
Net Cash Provided by Financing Activities	44,308,103	3,544,449

Net Increase (Decrease) in Cash	34,407,721	(264,234)
Cash at Beginning of Period	184,469	448,703
Cash at End of Period	$34,592,190	$184,469

Supplemental Cash Flow Information:
Interest Paid	$230,424	$920,891
Income Tax Paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Debt financing costs booked in equity	$-	$676,822
Stock issued for acquisitions	$2,000,000	$155,000
PPP Loan Forgiveness	$1,032,316	$-
Operating lease right of use assets and liabilities extension	$600,815	$-

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND ACQUISITIONS, BUSINESS PLAN, AND LIQUIDITY

Organization

urban-gro, Inc. (“our,” the “Company,” or “urban-gro”) is a leading architectural, engineering, consulting and design services company focused on the sustainable commercial indoor horticulture market. To serve our horticulture clients, we engineer and design indoor controlled environment agriculture (“CEA”) facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running. We also serve a broad range of commercial and governmental entities, providing them with planning, consulting, architectural and engineering design services for their facilities.

We aim to work with our clients from inception of their project in a way that provides value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of engineering and managed services complemented by a vetted suite of select cultivation equipment systems.

Acquisitions

On June 28, 2021, the Company’s wholly-owned subsidiary urban-gro Architect Holdings, LLC (the “Buyer”), and the 2WRCO Shareholders, the 2WRGA Shareholders, the MJ12 Shareholders, and the 2WRMS Shareholders (collectively, the “Sellers” and each a “Seller”), and Sam Andras, an individual (the “Sellers Representative”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which the Buyer would purchase all of the issued and outstanding capital stock of 2WR of Colorado, Inc., a Colorado corporation (“2WRCO”), 2WR of Georgia, Inc., a Georgia corporation (“2WRGA”), MJ12 Design Studio, Inc., a Colorado corporation (“MJ12”) (collectively, the “Purchased Shares”) from the Sellers. In connection with the acquisition of the Purchased Shares, Buyer entered into an affiliate relationship with 2WR of Mississippi, P.C., a Mississippi professional corporation (“2WRMS” and together with 2WRCO, 2WRGA and MJ12, the “2WR Entities”). The transaction closed on July 30, 2021.

The Purchased Shares had an initial purchase price of up to $7.1 million, which purchase price is subject to customary working capital adjustments (the “Purchase Price”). At closing, the Purchase Price was paid in the form of wire transfer of immediately available funds and the issuance of unregistered shares (the “Closing Payment Shares”) of Parent’s common stock, par value $0.001 (“Parent Common Stock”), which Closing Payment Shares had an aggregate stated value of $2.0 million. Additionally, the Purchase Agreement provides for additional earnout payments (“Earnout Payments”) to the Sellers of up to an aggregate amount of $2.0 million, payable in cash or unregistered shares of Parent Common Stock in the Buyer’s sole discretion. The Earnout Payments are payable quarterly for a two-year period and will be equal to twenty percent of the Target Companies’ Quarterly Gross Profit (as defined in the Purchase Agreement). The value of the shares of Parent Common Stock issued in the transaction was determined based upon the daily volume weighted average closing price of the Parent Common Stock in the ten trading days prior to the issuance of such shares. The Company accounted for the acquisition of the Target Companies as follows:

Purchase Price	$10,058,536

Allocation of Purchase Price:
Cash	$950,690
Accounts receivable, net	$1,676,208
Prepayments and other assets	$42,752
PPE, net	$9,351
Goodwill	$7,090,054
Intangible assets	$1,762,500
Accrued expenses	$1,032,394
Deferred tax liability	$440,625

The following pro forma amounts reflect the Company’s results as if the acquisition of the 2WR Entities had occurred on January 1, 2020. These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition to reflect the additional amortization of intangibles.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue	66,802,623	32,021,812
Net income (loss)	466,738	(4,128,337)

Acquired goodwill from the 2WR Entities represents the value expected to rise from organic growth and an opportunity to expand into a well-established market for the Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated revenues earned under professional service contracts, estimated useful lives and potential impairment of long-lived assets and goodwill, inventory write offs, allowance for deferred tax assets and deferred tax liabilities, and allowance for bad debt.

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

Basis of Presentation and Principles of Consolidation

These consolidated financial statements include the accounts of urban-gro, Inc. and its wholly owned subsidiaries. They are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). On December 31, 2020, we effected a 1-for-6 reverse stock split with respect to our common stock. All share and per share information in these consolidated financial statements gives effect to this reverse stock split, including restating prior period reported amounts. On July 30, 2021, we acquired 2WR of Colorado, Inc., 2WR of Georgia, Inc. and MJ12 Design Studio, Inc. (“2WR”), entities that had common ownership and management. We have accounted for the business combination by applying the acquisition method of accounting (ASC 805-10-25).

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at December 31, 2021 and 2020 approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2021 and 2020.

Cash and Cash Equivalents

The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits. The Company has not experienced any losses related to these balances and believes the risk to be minimal. There are no restricted or compensating cash balances as of December 31, 2021.

Accounts Receivable, Net

Trade Accounts Receivable

Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. As of December 31, 2021 and 2020, the balance of allowance for doubtful accounts was $51,203 and $15,955, respectively. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Occasionally the Company will write off bad debt directly to the bad debt expense account when the balance is determined to be uncollectable. Bad debt expense for the years ended December 31, 2021 and 2020 was $75,137 and $58,849, respectively.

Non-trade Accounts Receivable

Non-trade accounts receivables consist of payments due to the Company outside of our normal operating business. At December 31, 2021, the Company had $5,103,132 of litigation receivable from fraudulent wire transactions.

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

Property, Plant, and Equipment, net

Property and equipment is stated at cost less accumulated depreciation and impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. No impairment charges were recorded for the years ended December 31, 2021 and 2020.

The estimated useful lives for significant property and equipment categories are as follows:

Computer and Technology Equipment	3 years
Furniture and Equipment	5 years
Leasehold Improvements	Lease term
Vehicles	3 years
Other Equipment	3 or 5 years
Software	3 years

Operating Lease Right of Use Assets

Operating lease right of use assets are stated at cost less accumulated depreciation, amortization and impairment. The Company has two operating leases with an imputed annual interest rate of 8%. The term of the first lease is 36 months commencing on September 1, 2021 and ending on August 31, 2024 while the term of the second lease is 43 months commencing on January 1, 2022 and ending on July 31, 2025.

Intangible Assets

The Company’s intangible assets, consist of legal fees for application of patents and trademarks and license fees paid for inspection services, as well as customer relationships, trademarks and trade names and backlog related to the acquisition of 2WR. All intangibles are recorded at cost and once approved, are amortized using the straight-line method over an estimated life, generally 5 years for patents, 10 to 20 years for trademarks, and 1 year for backlog. License fees are amortized over 10 years. Intangible assets are reported in the “Intangible Asset” line on the balance sheet.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually as of December 31 and at any time when events or circumstances suggest impairment may have occurred.

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

Our equipment systems, services and consumable product revenues arise from contracts with customers. Service revenues include full facility programming, architectural and engineering design services, start-up commissioning services, and facility optimization services. Product revenues include an integrated suite of select cultivation equipment systems and consumable crop management products. We enter into separate contracts for the service and product revenues we provide to our customers in order to clarify our obligations under the terms of the contracts. New contracts are entered into if the services to be performed or products to be delivered need to be modified. Service revenues are satisfied when services are rendered or completed in accordance with the terms of the contract. Product revenues are satisfied when control of the products is transferred to the customer.

Customer Deposits

The Company’s policy is to collect deposits from customers at the beginning of the contract. The customer payments received are recorded as a customer deposit liability on the balance sheet. When the contract is complete and meets all the criteria for revenue recognition, the customer is billed for the entire contract amount and the deposit is recorded against the customer’s receivable balance. In certain situations when the customer has paid the deposit and services have been performed but the customer chooses not to proceed with the contract, the Company may keep the deposit and recognize revenue. Of the outstanding customer deposit balance of $4,878,863 at December 31, 2020, $4,813,564 was recognized as revenue in the year ended December 31, 2021. The entire customer deposit balance of $2,915,406 at December 31, 2019 was recognized as revenue in the year ended December 31, 2020.

Cost of Revenue

The Company’s policy is to recognize cost of revenues in the same manner as, and in conjunction with, revenue recognition. The Company’s cost of revenues includes the costs directly attributable to revenue recognized and includes expenses related to the purchasing of products and providing services, fees for third-party commissions and shipping costs. Total shipping costs included in the cost of goods sold for the years ended December 31, 2021 and 2020 were $1,253,506 and $790,996, respectively.

Advertising Costs

The Company expenses advertising costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expense incurred for the years ended December 31, 2021 and 2020 was $263,609 and $174,131, respectively.

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

Income Taxes

The Company files income federal tax returns in the United States and Canada and state and local tax returns in applicable jurisdictions. Provisions for current income tax liabilities, if any, would be calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings, if any, would also include deferred income tax provisions.

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

The Company has purchased goods from Cloud 9 Support. Purchases from Cloud 9 Support were $0 and $0 during the years ended 2021 and 2020, respectively. Cloud 9 Support also purchases materials from the Company for use with their customers. Total sales to Cloud 9 Support from the Company were $106,310 and $414,108 during the years ended 2021 and 2020, respectively. Outstanding receivables from Cloud 9 Support as of December 31, 2021 and 2020 totaled $6,797 and $61,678, respectively. Net outstanding payables for purchases of inventory and other services to Cloud 9 Support as of December 31, 2021 and 2020, totaled $0 and $0, respectively.

NOTE 4 – PREPAYMENTS & OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	2021	2020
Vendor prepayments	$10,652,962	$2,676,493
Prepaid services and fees	587,505	365,931
Deferred financing cost (See Note 10 - Debt)	–	504,644
Others	7,799	–
Prepayments and other assets	$11,248,266	$3,547,068

NOTE 5 - PROPERTY PLANT & EQUIPMENT, NET

Property Plant and Equipment balances are summarized as follows:

	2021	2020
Computers & Technology Equip	$106,825	$67,754
Furniture and Fixtures	110,006	85,662
Leasehold Improvements	164,072	164,072
Vehicles	20,000	20,000
Software	229,621	142,721
R&D Assets	–	3,031
Other Equipment	36,546	34,063
Accumulated depreciation	(459,576)	(387,859)
Property plant and equipment, net	$207,496	$129,444

Depreciation expense for the years ended December 31, 2021 and 2020 totaled $223,727 and $256,803, respectively.

NOTE 6 – INVESTMENTS

The components of investments are summarized as follows:

	2021	2020
Investment in Edyza	$1,710,358	$1,710,358
Investment in XS Financial	2,500,000	–
Investment in TGH	–	–
	$4,210,358	$1,710,358

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

XS Financial

On October 30, 2021, the Company’s wholly owned subsidiary UGFS, LLC, a Colorado limited liability company, participated in a convertible note offering of Xtraction Services, Inc., a/k/a XS Financial Inc. (CSE: XSF) (OTCQB: XSHLF) (“XSF”), a specialty finance company providing CAPEX financing solutions, including equipment leasing, to Controlled Environment Agriculture (CEA) companies in the United States. UGFS, LLC invested $2,500,000 of a total $43,500,000 raised by XSF. The investment is convertible into equity and incurs 9.50% interest payable in cash and PIK Notes prior to any NASDAQ listing and 8% interest post any listing, as subject to the Note Purchase Agreement. The debt matures on October 28, 2023, with a one-year option to extend the maturity date. In addition, UGFS received 1.25MM warrants with a CAD$0.45 share price as subject to the Warrant instrument.

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

NOTE 7 – GOODWILL & INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill in conjunction with the acquisitions of the 2WR Entities on July 30, 2021 and Impact Engineering, Inc. on March 7, 2019. The goodwill balances as of December 31, 2021 and 2020 were $7,992,121 and $902,067. Goodwill is not amortized. There is no goodwill for income tax purposes. The Company did not record any impairment charges related to goodwill for the years ended December 31, 2021 and 2020.

Intangible Assets Other Than Goodwill

Finite-lived intangible assets as of December 31, 2021 and 2020 consisted of the following:

	December 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	834,100	49,649	784,451
Trademarks and trade names	499,000	41,583	457,417
Backlog and Other	518,405	184,807	333,598
	1,851,505	276,039	1,575,466

	December 31, 2020
	Cost	Accumulated Amortization	Net Book Value
Other	89,004	4,490	84,514
	89,004	4,490	84,514

The estimated future amortization expense for intangible assets is subject to amortization as December 31, 2021, is summarized below:

Year ending	Estimated Future
December 31,	Amortization Expense
2022	469,193
2023	218,943
2024	218,943
2025	218,943
Thereafter	366,002
Total	1,492,024

Amortization expense for intangible assets for the years ended December 31, 2021 and 2020 was $271,549 and $1,637, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2021	2020
Accrued operating expenses	$628,871	$717,503
Accrued wages and related expenses	1,887,124	408,907
Accrued interest expense	–	99,258
Accrued 401(k)	23,520	–
Accrued sales tax payable	1,338,763	572,826
	$3,878,278	$1,798,494

Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2015 through 2021.

NOTE 9 – NOTES PAYABLE

The following is a summary of notes payable excluding related party notes payable:

	December 31, 2021	December 31, 2020
Paycheck Protection Program (“PPP”) loan entered into on April 16, 2020. The Company applied for and has been notified that the full amount of the loan, which was used for eligible expenditures for payroll and other expenses described in the CARES Act was forgiven on June 11, 2021.	-	1,020,600

Convertible notes related to bridge financing. See Bridge Financing Notes below.	-	1,854,500

Total	-	2,875,100
Less current maturities	-	(1,854,500)
Long term	$-	$1,020,600

During the fourth quarter of 2020 the Company entered into bridge financing notes (the “Bridge Financing Notes”) totaling $1,854,500. The Bridge Financing Notes are a combination of $1,004,500 in the James Lowe Note (See Note 3 – Related Party Transactions), $350,000 received in November 2020, and an additional $500,000 received in December 2020. The Bridge Financing Notes carried interest at the rate of 12% and had a maturity date of December 31, 2021. The Bridge Financing Notes were mandatorily convertible upon the closing of a sale of the securities of the Company, whether in a private placement or pursuant to an effective registration statement under the Securities Act, resulting in at least $2,500,000 of gross proceeds to the Company (a “Qualified Offering”). In the event of a Qualified Offering, the outstanding principal and interest of the Bridge Financing Notes were to be converted into the identical security issued at such Qualified Offering at 75% of the per security price paid by investors in connection with the Qualified Offering. The Offering described in Note 14 – Shareholders Equity, was a Qualified Offering and the Bridge Financing Notes were converted into equity in connection with the Offering on February 17, 2021.

NOTE 10 – DEBT

The Company’s borrowings as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
Revolving Facility	$–	$3,403,143
Term Loan, net of $0 unamortized debt issuance costs	–	1,868,320
Total	–	5,271,463
Less current debt due within one year	–	(5,271,463)
Total long-term debt	$–	$–

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

NOTE 11 – OPERATING LEASE LIABILITIES & COMMITMENTS AND CONTINGENCIES

The Company has two operating lease liabilities with an imputed annual interest rate of 8%. The term of the Lafayette office lease is 36 months commencing on September 1, 2021 and ending on August 31, 2024. The term of the Greenwood Village lease is 43 months, commencing on January 1, 2022 and ending on July 31, 2025.

The following is a summary of operating lease liabilities:

	2021	2020
Operating lease liabilities related to right of use assets.	$694,462	$88,888
Less current portion	(152,459)	(88,888)
Long term	$542,003,	$-

The following is a schedule showing total future minimum lease payments:

Year ending	Total Minimum
December 31,	Lease Payments
2022	262,091
2023	269,694
2024	223,297
2025	71,944
Total	827,025

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.

NOTE 12 – RISKS AND UNCERTAINTIES

Concentration Risk

During the year ended December 31, 2021, one client represented 46% of total revenue. During the year ended December 31, 2020 the same client represented 25% of total revenue and another client represented 13% of total revenue. At December 31, 2021 and 2020, one client represented 41% and 23% of total outstanding accounts receivables, respectively. At December 31, 2020, a separate client represented 17% of total outstanding accounts receivables.

During the year ended December 31, 2021, one vendor represented 15% total purchases. During the year ended December 31, 2020, a one vendor represented 13% of total purchases. At December 31, 2021, one vendor represented 33% of total accounts payable. At December 31, 2020, a separate vendor represented 38% of total accounts payable.

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

NOTE 13 – STOCK-BASED COMPENSATION

Stock-based compensation expense for the years ended December 31, 2021 and 2020 was $1,840,913 and $1,803,403, respectively based on the vesting schedule of the stock grants and options. During the year ended December 31, 2021, 122,629 shares vested and were issued to employees and directors. During the year ended December 31, 2020, 62,358 shares vested and were issued to employees and directors. No cash flow effects are anticipated for stock grants.

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

The following schedule shows stock grant activity for the year ended December 31, 2021 and 2020:

Grants unissued as of December 31, 2019	68,750
Grants awarded	132,361
Forfeiture/Cancelled	(33,333)
Grants vested	(48,889)
Grants unissued as of December 31, 2020	118,889

Grants awarded	157,413
Forfeiture/Cancelled	-
Grants vested	(122,629)
Grants unissued as of December 31, 2021	153,673

The following table summarizes stock grant vesting periods.

Number of	Unrecognized stock compensation	Year Ending
Shares	expense	December 31,
99,934	$530,796	2022
53,739	117,258	2023
-	-	2024
153,673	$648,054

The following schedule shows stock option activity for the year ended December 31, 2021 and 2020.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2019	283,695	9.21	$7.26
Issued	404,167	4.00	$6.00
Expired	(49,584)	8.02	$6.90
Stock options outstanding at December 31, 2020	638,278	7.25	$6.49
Stock options exercisable at December 31, 2020	363,951	7.72	$6.48

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2020	638,278	7.25	$6.49
Issued	76,003	4.00	$6.00
Exercised	(4,777)	-	$6.78
Expired	(68,167)	4.31	$7.89
Stock options outstanding at December 31, 2021	641,337	7.55	$6.27
Stock options exercisable at December 31, 2021	493,724	7.69	$6.46

The following table summarizes stock option vesting periods under the two stock option plans.

Number of	Unrecognized stock compensation	Year Ending
Shares	expense	December 31,
133,945	$215,092	2022
13,668	27,625	2023
147,613	$242,717

The aggregate intrinsic value of the stock options outstanding and exercisable at December 31, 2021 is $4,021,834.

NOTE 14 – SHAREHOLDERS’ EQUITY

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

On May 24, 2021, we announced that the Board of Directors authorized a stock repurchase program to purchase up to $5.0 million of the currently outstanding shares of the Company’s common stock, over a period of 12 months through open market purchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. Under this program, the Company has repurchased 504,915 shares of common stock at an average price per share of $9.35, for a total price of $4,718,633 during the twelve months ended December 31, 2021. In total, the Company has repurchased 854,915 shares of common stock at an average price per share of $8.99 for a total of $7,683,490 during the twelve months ended of December 31, 2021.

NOTE 15 – INCOME TAXES

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

The Company has experienced losses for both book and tax purposes since inception. The Company recorded no tax provisions for the year ended December 31, 2021 and 2020. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and any tax assets that that the Company may be entitled to have been fully reserved based on management’s current estimates. Management intends to continue maintaining a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

As of December 31, 2021, the Company had approximately $10,024,417 of operating loss carryforwards for United States tax purposes, expiring as follows:

●	$2,182,354 expiring in 2037

●	$7,842,063 with no expiration

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

NOTE 16 – WARRANTS

The following table shows warrant activity for the years ended December 31, 2021 and 2020.

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2019	115,339	$17.28
Issued in conjunction with debt	20,747	18.00
Issued in conjunction with agreement with former executive (see Note 15 – Stockholders’ Equity)	66,666	$6.00
Warrants outstanding as of December 31, 2020	202,752	$13.64
Warrants exercisable as of December 31, 2020	202,752	$13.64

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2020	202,752	$13.64
Exercised	(22,490)	$14.94
Issued in conjunction with equity offering	310,500	$12.50
Expired	(116,674)	$18.00
Warrants outstanding as of December 31, 2021	374,088	$11.26
Warrants exercisable as of December 31, 2021	374,088	$11.26

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

The weighted-average life of the warrants is 3.07 years. The aggregate intrinsic value of the warrants outstanding and exercisable at December 31, 2021 is $0.

NOTE 17 – SUBSEQUENT EVENTS

On March 13, 2022, urban-gro, Inc., (the “Company”), Emerald Merger Sub, Inc. (“Merger Sub”), Emerald Construction Management, Inc. (“Emerald”), Christopher W. Cullens, Charles W. Cullens, and Green Stone Property LLC (“Green Stone” and, collectively with Christopher W. Cullens and Charles W. Cullens, the “Sellers”), and, solely in his capacity as the Seller Representative, Christopher W. Cullens (the “Seller Representative”) entered into an Acquisition Agreement and Plan of Merger (the “Acquisition Agreement”), pursuant to which Emerald will merge with and into Merger Sub and the Company will purchase all of Sellers’ membership interest in CTS Strategies, LLC (the “CTS Interest”).

Pursuant to the Acquisition Agreement, the initial purchase price for Emerald (the “Initial Purchase Price”) shall be up to $5.0 million, consisting of $2.5 million in unregistered shares (the “Closing Payment Shares”) of the Company’s common stock, par value $0.001 (“Company Common Stock”) and up to $2.5 million of cash, and the purchase price for the CTS Interest will be $1,000. The Initial Purchase Price is subject to certain adjustments, including a working capital adjustment. At closing, the Initial Purchase Price will be paid in the form of wire transfer of immediately available funds and the issuance of the Closing Payment Shares. Additionally, the Acquisition Agreement provides for additional earnout payments (“Earnout Payments”) to the Sellers of up to an aggregate amount of $2.0 million, payable in unregistered shares of Company Common Stock. The Earnout Payments are payable quarterly for a two year period and will be equal to 35% of the Quarterly Gross Profit (as defined in the Acquisition Agreement). The value of the shares of Company Common Stock to be issued in the transaction will be determined based upon the daily volume weighted average closing price of the Company Common Stock in the ten trading days prior to the issuance of such shares.

