Form 10-Q
period 2022-03-31
urban-gro, Inc.
filed 2022-05-10
CIK 1706524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s only class of common stock outstanding as of May 10, 2022 was 10,637,040 shares.

urban-gro, Inc.

FORM 10-Q

For the Three-Month Period Ended March 31, 2022

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. The statements regarding urban-gro, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We caution readers regarding certain forward-looking statements in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission (the “SEC”).

Important factors known to us that could cause such material differences are identified in this Report, including the factors described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021. Except as required by applicable law, we undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

urban-gro, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$27,052,203	$34,592,190
Accounts receivable, net	13,467,120	13,125,685
Inventories	354,320	514,756
Prepaid expenses and other current assets	10,081,436	11,248,266
Total current assets	50,955,079	59,480,897

Non-current assets:
Property and equipment, net	207,638	207,496
Operating lease right of use assets, net	693,524	689,704
Investments	4,210,358	4,210,358
Goodwill	7,992,121	7,992,121
Intangible assets, net	1,412,965	1,575,466
Total non-current assets	14,516,606	14,675,145

Total assets	$65,471,685	$74,156,042

Liabilities
Current liabilities:
Accounts payable	$7,930,985	$6,066,896
Accrued expenses	3,106,790	3,878,278
Customer deposits	7,234,914	13,345,451
Contingent consideration	1,563,000	1,563,000
Operating lease liabilities	219,836	152,459
Total current liabilities	20,055,525	25,006,084

Non-current liabilities:
Operating lease liabilities	474,862	542,003
Deferred tax liability	332,565	440,625
Total non-current liabilities	807,427	982,628

Total liabilities	20,862,952	25,988,712

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	–

Common stock, $0.001 par value; 100,000,000 shares authorized; 11,627,528 issued and 10,353,525 outstanding as of March 31, 2022, and 11,588,110 issued and 10,733,195 outstanding as of December 31, 2021	11,628	11,588
Additional paid in capital	79,589,977	78,679,220
Treasury shares, cost basis: 1,274,003 shares as of March 31, 2022 and 854,915 shares as of December 31, 2021	(11,456,667)	(7,683,490)
Accumulated deficit	(23,536,205)	(22,839,988)
Total shareholders’ equity	44,608,733	48,167,330

Total liabilities and shareholders’ equity	$65,471,685	$74,156,042

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Equipment systems	$17,067,344	$11,344,752
Services	3,638,507	260,513
Consumable products	347,018	429,093
Total Revenue	21,052,869	12,034,358

Cost of Revenue	16,150,849	9,393,713
Gross profit	4,902,020	2,640,645

Operating expenses:
General and administrative	4,887,801	2,197,009
Stock-based compensation	882,000	290,805
Total operating expenses	5,769,801	2,487,814

Income (loss) from operations	(867,781)	152,831

Non-operating income (expenses):
Interest expense	(7,658)	(317,443)
Interest income	79,852	-
Interest expense – beneficial conversion of notes payable	-	(636,075)
Loss on extinguishment of debt	-	(790,723)
Other income (expense)	(8,690)	2,828
Total non-operating income (expenses)	63,504	(1,741,413)

Income (loss) before income taxes	(804,277)	(1,588,582)

Deferred income tax benefit	108,060	-
Net income (loss)	$(696,217)	$(1,588,582)

Comprehensive income (loss)	$(696,217)	$(1,588,582)

Earnings (loss) per share:
Net loss per share - basic and diluted	$(0.07)	$(0.20)

Weighted average shares used in computation	10,508,972	7,831,959

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, December 31, 2021	11,588,110	$11,588	$78,679,220	$(22,839,988)	$(7,683,490)	$48,167,330
Stock-based compensation	-	-	882,000	-	-	882,000
Treasury stock	-	-	-	-	(3,773,177)	(3,773,177)
Stock options exercised	4,555	5	28,792	-	-	28,797
Stock issued with exercise of warrants	34,863	35	(35)			-
Net income (loss)	-	-	-	(696,217)	-	(696,217)
Balance, March 31, 2022	11,627,528	$11,628	$79,589,977	$(23,536,205)	$(11,456,667)	$44,608,733

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, December 31, 2020	4,718,714	$4,719	$14,553,438	$(21,964,321)	–	$(7,406,164)
Stock-based compensation	–	–	290,805	–	–	290,805
Beneficial conversion feature	–	–	636,075	–	–	636,075
Conversion of Bridge Financing	254,425	254	1,907,971	–	–	1,908,225
Stock grant program vesting	16,586	17	(17)	–	–	–
Stock issuance related to offering, net of offering costs of $4,400,683	6,210,000	6,210	57,693,107	–	–	57,699,317
Treasury stock	–	–	-	–	(2,975,000)	(2,975,000)
Stock issued with exercise of warrants	18,412	18	9,978	–	–	9,996
Net income (loss)	–	–	–	(1,588,582)	–	(1,588,582)
Balance, March 31, 2021	11,218,137	$11,218	$75,091,357	$(23,552,903)	$(2,975,000)	$48,574,672

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(696,217)	$(1,588,582)
Adjustments to reconcile net income (loss) from operations:
Depreciation and amortization	218,278	55,685
Amortization of deferred financing costs	-	103,632
Loss on extinguishment of debt	-	790,723
Interest on convertible notes	-	53,725
Stock-based compensation expense	882,000	290,805
Beneficial conversion of Bridge notes	-	636,075
Inventory write-offs	(69,667)	14,539
Bad debt expense	12,746	15,000
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	(354,181)	204,242
Inventories	230,103	(111,770)
Prepayments and other assets	1,209,576	(1,178,239)
Accounts payable and accrued expenses	1,092,601	1,162,059
Operating leases	(33,913)	-
Deferred tax liability	(108,060)	-
Customer deposits	(6,110,537)	(149,412)
Net Cash Provided By (Used In) Operating Activities	(3,727,271)	298,482

Cash Flows from Investing Activities
Purchases of property and equipment	(32,336)	-
Net Cash Used In Investing Activities	(32,336)	-

Cash Flows from Financing Activities
Proceeds from issuance of Common Stock, net of offering costs	28,797	58,170,696
Repurchase of Common Stock	(3,773,177)	(2,975,000)
Repayment of notes payable	-	(5,755,845)
Payment of finance lease ROU liability	(36,000)	-
Net Cash Provided By (Used In) Financing Activities	(3,780,380)	49,439,851

Net Increase (Decrease) in Cash	(7,539,987)	49,738,333
Cash at Beginning of Period	34,592,190	184,469
Cash at End of Period	$27,052,203	$49,922,802

Supplemental Cash Flow Information:
Interest paid	$7,658	$317,443
Income taxes	-	-
Operating lease right of use asset	$55,120	$-

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND ACQUISITIONS, BUSINESS PLAN, AND LIQUIDITY

Organization

urban-gro, Inc. (“our,” the “Company,” or “urban-gro”) is a fully integrated architectural design, engineering, procurement, and construction management (“E.P.C.”) design-build firm specializing in the indoor controlled environment agriculture (“CEA”) industry. To serve our horticulture clients, we engineer and design indoor CEA facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running. We also serve a broad range of commercial and governmental entities, providing them with planning, consulting, architectural and engineering design services for their facilities. We aim to work with our clients from inception of their project in a way that provides value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of engineering and managed services complemented by a vetted suite of select cultivation equipment systems.

Acquisitions

On June 28, 2021, the Company’s wholly-owned subsidiary, urban-gro Architect Holdings, LLC (the “Buyer”), and the 2WRCO Shareholders, the 2WRGA Shareholders, the MJ12 Shareholders, and the 2WRMS Shareholders (collectively, the “Sellers”), and Sam Andras, an individual (the “Sellers Representative”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which the Buyer would purchase all of the issued and outstanding capital stock of 2WR of Colorado, Inc., a Colorado corporation (“2WRCO”), 2WR of Georgia, Inc., a Georgia corporation (“2WRGA”), MJ12 Design Studio, Inc., a Colorado corporation (“MJ12”) (collectively, the “Purchased Shares”) from the Sellers. In connection with the acquisition of the Purchased Shares, Buyer entered into an affiliate relationship with 2WR of Mississippi, P.C., a Mississippi professional corporation (“2WRMS” and together with 2WRCO, 2WRGA and MJ12, the “2WR Entities”). The transaction closed on July 30, 2021.

The Purchased Shares had an initial purchase price of up to $7.1 million, which purchase price was subject to customary working capital adjustments (the “Purchase Price”). At closing, the Purchase Price was paid in the form of wire transfer of immediately available funds and the issuance of unregistered shares (the “Closing Payment Shares”) of the Company’s common stock, par value $0.001, which Closing Payment Shares had an aggregate stated value of $2.0 million. Additionally, the Purchase Agreement provides for additional earnout payments (“Earnout Payments”) to the Sellers of up to an aggregate amount of $2.0 million, payable in cash or unregistered shares of the Company’s Common Stock in the Buyer’s sole discretion. The Earnout Payments are payable quarterly for a two-year period and will be equal to twenty percent of the 2WR Entities’ Quarterly Gross Profit (as defined in the Purchase Agreement). The value of the shares of the Company’s Common Stock issued in the transaction was determined based upon the daily volume weighted average closing price of the Company’s Common Stock in the ten trading days prior to the issuance of such shares. The Company accounted for the acquisition of the 2WR Entities as follows:

Purchase Price	$10,058,536

Allocation of Purchase Price:
Cash	$950,690
Accounts receivable, net	$1,676,208
Prepayments and other assets	$42,752
Property and equipment	$9,351
Goodwill	$7,090,054
Intangible assets	$1,762,500
Accrued expenses	$1,032,394
Deferred tax liability	$440,625

The following pro forma amounts reflect the Company’s results as if the acquisition of the 2WR Entities had occurred on January 1, 2020. These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition to reflect the additional amortization of intangibles.

	Three Months Ended March 31,
	2022	2021
Revenues	21,052,869	13,748,802
Net income (loss)	(696,217)	(625,803)

Acquired goodwill from the 2WR Entities represents the value expected to arise from organic growth and an opportunity to expand into a well-established market for the Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for condensed financial reporting. The condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of shareholders’ equity (deficit) and condensed consolidated statements of cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, there were no material changes made to the Company’s significant accounting policies.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Cloud 9 Support, LLC (“Cloud 9”) is an entity owned by James Lowe, a director of the Company. Cloud 9 purchases materials from the Company for use with its customers. Total sales to Cloud 9 from the Company were $6,207 and $14,006 during the three months ended March 31, 2022, and 2021, respectively. Outstanding receivables from Cloud 9 as of March 31, 2022 and 2021 totaled $5,807 and $4,263, respectively.

NOTE 4 – PREPAYMENTS AND OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	March 31, 2022	December 31, 2021
Vendor prepayments	$9,586,885	$10,652,962
Prepaid services and fees	486,752	587,505
Other assets	7,799	7,799
Prepayments and other assets	$10,081,436	$11,248,266

NOTE 5 – INVESTMENTS

The components of investments are summarized as follows:

	March 31, 2022	December 31, 2021
Investment in Edyza	$1,710,358	$1,710,358
Investment in XSF	2,500,000	2,500,000
	$4,210,358	$4,210,358

Edyza

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

XS Financial

On October 30, 2021, the Company’s wholly owned subsidiary UGFS, LLC, a Colorado limited liability company (“UGFS”), participated in a convertible note offering of Xtraction Services, Inc., a/k/a XS Financial Inc. (CSE: XSF) (OTCQB: XSHLF) (“XSF”), a specialty finance company providing CAPEX financing solutions, including equipment leasing, to Controlled Environment Agriculture (CEA) companies in the United States. UGFS, LLC invested $2,500,000 of a total $43,500,000 raised by XSF. The investment is convertible into equity and incurs 9.50% interest payable in cash (8.0%) and payment-in-kind Notes (1.5%) prior to any Nasdaq listing and 8.0% interest after any listing, pursuant to the Note Purchase Agreement. The debt matures on October 28, 2023, with a one-year option to extend the maturity date at the option of XSF. In addition, UGFS received 1,250,000 warrants with a CAD$0.45 exercise price pursuant to the Warrant instrument. No value was attributed to the warrants at the time of the investment in XFS.

NOTE 6 – GOODWILL & INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill in conjunction with the initial acquisition of Impact Engineering, Inc. (“Impact”) on March 7, 2019 and the 2WR Entities on July 30, 2021. The goodwill balance as of March 31, 2022 and December 31, 2021 is $7,992,121. Goodwill is not amortized. There is no goodwill for income tax purposes. The Company did not record any impairment charges related to goodwill for the periods ended March 31, 2022 and 2021.

Intangible Assets Other Than Goodwill

Intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	834,100	79,438	754,662
Trademarks and trade names	499,000	66,533	432,467
Backlog and Other	445,837	292,568	153,269
Total finite-lived intangible assets:	1,778,937	438,539	1,340,398

Indefinite-lived intangible assets:
Patents	44,276	-	44,276
Trade name	28,291	-	28,291
Total Intangible assets, net	1,851,504	438,539	1,412,965

	December 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	834,100	49,649	784,451
Trademarks and trade names	499,000	41,583	457,417
Backlog and Other	518,404	184,806	333,598
	1,851,504	276,039	1,575,466

The estimated future amortization expense for intangible assets subject to amortization as of March 31, 2022, is summarized below:

Estimated Future
Amortization Expense
Remainder of 2022	308,584
2023	220,601
2024	220,601
2025	220,464
Thereafter	370,148
Total	1,340,398

Amortization expense for intangible assets for the three months ended March 31, 2022 and 2021 was $162,500 and $168, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 31,	December 31,
	2022	2021
Accrued operating expenses	$852,026	$628,871
Accrued wages and related expenses	1,060,846	1,887,124
Accrued 401(k)	4,675	23,520
Accrued sales tax payable	1,189,243	1,338,763
	$3,106,790	$3,878,278

NOTE 8 – RISKS AND UNCERTAINTIES

Concentration Risk

The table below shows customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Customers exceeding 10% of revenue:

	March 31,	March 31,
Company Customer Number	2022	2021
C000001462	25%	31%
C000001140	16%	*
C000000114	11%	*
C000001472	11%	*
C000001660	*	26%
C000001210	*	14%

Customers exceeding 10% of accounts receivable:

	March 31,	December 31,
Company Customer Number	2022	2021
C000001462	37%	41%
C000001140	*	23%
C000000114	50%	*

The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:

Vendors exceeding 10% of purchases:

	March 31,	March 31,
Company Vendor Number	2022	2021
V000001029	26%	18%
V000000453	19%	14%
V000001372	11%	15%
V000001326	*	11%

Vendors exceeding 10% of accounts payable:

	March 31,	December 31,
Company Vendor Number	2022	2021
V000001029	42%	*
V000000453	18%	20%
V000001372	*	33%
V000001326	*	12%

*Amounts less than 10%

Foreign Exchange Risk

Although the Company’s revenues and expenses are expected to be predominantly denominated in United States dollars, the Company may be exposed to currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar, the Canadian dollar, the Euro, the Swiss franc, and the currency of other regions in which the Company may operate may have a material adverse effect on the Company’s business, financial condition and operating results. The Company may, in the future, establish a program to hedge a portion of the Company’s foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if the Company develops a hedging program, there can be no assurance that it will effectively mitigate currency risks.

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $882,000 and $290,805, respectively, based on the vesting schedule of the stock grants and options.

The following schedule shows stock grant activity for the three months ended March 31, 2022.

Grants unissued as of December 31, 2021	153,673
Grants awarded	311,500
Forfeiture/Cancelled	(7,200)
Grants Vested	(16,667)
Grants unissued as of March 31, 2022	441,306

As of March 31, 2022, the Company has $2.2 million in unrecognized share-based compensation expense related to these stock grants.

The following schedule shows stock option activity for the three months ended March 31, 2022.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2021	641,337	7.55	$6.27
Issued	44,410	9.8	$10.48
Expired	-	-	$-
Exercised	(4,555)	-	$6.00
Stock options outstanding as of March 31, 2022	681,192	7.75	$6.63
Stock options exercisable as of March 31, 2022	579,169	7.41	$6.44

The fair value of the options is calculated using the Black-Scholes pricing model based on the market value of the underlying common stock at the valuation measurement date of $10.48, the remaining contractual term of the options of 10 years, risk-free interest rate of 0.66% and expected volatility of the price of the underlying common stock of 100%.

As of March 31, 2022, the Company has $0.7 million in unrecognized share-based compensation expense related to these stock options. The aggregate intrinsic value of the options outstanding and exercisable at March 31, 2022 is $0.

NOTE 10 – SHAREHOLDERS’ EQUITY

On May 24, 2021, the Board of Directors authorized a stock repurchase program to purchase up to $5.0 million of the currently outstanding shares of the Company’s common stock, over a period of 12 months through open market purchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On January 18, 2022, the Board of Directors authorized a $2.0 million increase to the stock repurchase program, to a total of $7.0 million. On February 2, 2022, the Board of Directors authorized an additional $1.5 million increase to the stock repurchase, to a total of $8.5 million. During the three months ended March 31, 2022, the Company repurchased 419,088 shares of common stock at an average price per share of $9.02, for a total price of $3.8 million under this program. In total, the Company has repurchased 924,003 shares of common stock at an average of $9.20 per share, for a total price of $8.5 million, under this program.

During the three months ended March 31, 2021, the Company repurchased 350,000 shares of common stock at an average price of $8.50 per share, for a total price of $ 3.0 million.

NOTE 11 – WARRANTS

The following table shows warrant activity for the three months ended March 31, 2022.

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2021	374,088	$11.26
Exercised	(18,196)	$6.00
Terminated – cashless exercise	(44,393)	$6.00
Warrants outstanding as of March 31, 2022	311,499	$12.23
Warrants exercisable as of March 31, 2022	311,499	$12.23

The weighted-average life of the warrants is 2.6 years. The aggregate intrinsic value of the warrants outstanding and exercisable as of March 31, 2022 is $0.

NOTE 12 – INCOME TAXES

The Company has experienced losses for both book and tax purposes since inception. The deferred income tax benefit for the three months ended March 31, 2022 relates to the reduction in the deferred tax liability associated with the amortization of the intangible assets from the acquisition of the 2WR Entities.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to March 31, 2022 up to the date of this filing of these condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

On March 13, 2022, the Company, Emerald Merger Sub, Inc. (“Merger Sub”), Emerald Construction Management, Inc. (“Emerald”), Christopher W. Cullens, Charles W. Cullens, and Green Stone Property LLC (“Green Stone” and, collectively with Christopher W. Cullens and Charles W. Cullens, the “Sellers”), and, solely in his capacity as the Seller Representative, Christopher W. Cullens (the “Seller Representative”) entered into an Acquisition Agreement and Plan of Merger (the “Acquisition Agreement”), pursuant to which Emerald merged with and into Merger Sub and the Company purchased all of Sellers’ membership interest in CTS Strategies, LLC (the “CTS Interest”). The transactions pursuant to the Acquisition Agreement were completed on April 29, 2022.

Pursuant to the Acquisition Agreement, the initial purchase price for Emerald (the “Initial Purchase Price”) was $5.0 million, consisting of $2.5 million in unregistered shares (the “Closing Payment Shares”) of the Company’s common stock, par value $0.001 (“Company Common Stock”) and $2.5 million of cash, and the purchase price for the CTS Interest was $1,000. The Initial Purchase Price was subject to certain adjustments, including a working capital adjustment. At closing, the Initial Purchase Price was paid in the form of wire transfer of immediately available funds and the issuance of the Closing Payment Shares. Additionally, the Acquisition Agreement provides for additional earnout payments (“Earnout Payments”) to the Sellers of up to an aggregate amount of $2.0 million, payable in unregistered shares of Company Common Stock. The Earnout Payments are payable quarterly for a two-year period and will be equal to 35% of the Quarterly Gross Profit of Emerald (as defined in the Acquisition Agreement). The value of the shares of Company Common Stock to be issued for the Closing Payment Shares was determined based upon the daily volume weighted average closing price of the Company Common Stock in the ten trading days prior the signing date of the Acquisition Agreement. The value of the shares of Company Common Stock to be issued for the Earnout Payments are determined based upon the daily volume weighted average closing price of the Company Common Stock in the ten trading days prior to the end of the applicable annual quarter the Quarterly Gross Profit was calculated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. See also “Forward Looking Statements” on page 3 of this Report.

Overview and History

urban-gro, Inc. (“we,” “us,” “our,” the “Company,” or “urban-gro”) is a fully integrated architectural design, engineering, procurement, and construction management (“E.P.C.”) design-build firm specializing in indoor Controlled Environment Agriculture (“CEA”). On July 30, 2021, we acquired three architecture design firms (2WR Colorado, Inc, 2WR Georgia, Inc. and MJ12 Design Studios, Inc., collectively the “2WR Entities”) from their shareholders. The 2WR Entities were under common ownership and management. We engineer and design indoor CEA facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running.

We aim to work with our clients from inception of their project in a way that provides value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of design, engineering, construction management, and managed services complemented by a vetted suite of select cultivation equipment systems. We can provide these services in a turnkey fashion, operating as a single point of responsibility for our clients, or they can pick and choose from the variety of services we offer. Outlined below is an example of a complete project that demonstrate how we provide value to our clients.

Our indoor commercial cultivation solution offers an integrated suite of services and equipment systems that generally fall within the following categories:

●	Service Solutions:

●	Design, Engineering, and Construction Management Services – A comprehensive collection of services including:

i.	Pre-Construction Services

ii.	Cultivation Space Programming Planning (“CSP”)

iii.	Architectural Design

v.	Integrated Cultivation Design (“ICD”)

vi.	Construction Management (“CM”)

●	An ongoing service offering including:

i.	Facility and Equipment Commissioning Services

ii.	Gro-Care Crop and Asset Protection Services including Training Services, Equipment Maintenance Services, Crop Protection Program, and an Interactive Online Operating Support System (“OSS”) for Gro-Care

●	Integrated Equipment Solutions:

●	Design, Source, and Integration of Complex Environmental Equipment Systems Including Purpose-Built Heating, Ventilation, and Air Conditioning (“HVAC”) solutions, Environmental Controls, Fertigation, and Irrigation Distribution.

●	Value-Added Reselling (“VAR”) of Cultivation Equipment Systems

●	Strategic Vendor Relationships with Premier Manufacturers

The majority of our clients are commercial CEA cultivators. We believe one of the key points of our differentiation that clients value is the depth of experience of our employees and our Company. We currently employ approximately 125 individuals. Approximately two-thirds of our employees are considered experts in their areas of focus, and our team includes Designers (Architects, Interior Designers, Cultivation Space Planners), Professional Engineers (Mechanical, Electrical, Plumbing), Engineers (Controls, and Agricultural), Construction Managers (superintendents, supervisors, project managers) and individuals with Masters Degrees in Plant Science, Horticulture, and Business Administration. As a company, we have worked on over 500 projects at indoor CEA facilities and believe that the experience of our team and Company provides clients with the confidence that will proactively keep them from making common costly mistakes during the build out process that impact operational stages. Our expertise translates into clients saving time, money, and resources through expertise that they can leverage without having to add headcount to their own operations. We provide this experience in addition to offering a platform of the highest quality equipment systems that can be integrated holistically into our clients’ facilities.

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2022 and 2021

During the three months ended March 31, 2022, we generated revenues of $21.1 million compared to revenues of $12.0 million during the three months ended March 31, 2021, an increase of $9.1 million, or 76%. Equipment systems revenue increased $5.7 million, primarily due to an increase in cultivation equipment sales, services revenue increased $3.4 million, primarily from the acquisition of the 2WR Entities, and consumable product sales decreased $0.1 million.

During the three months ended March 31, 2022, cost of revenues was $16.2 million compared to $9.4 million during the three months ended March 31, 2021, an increase of $6.8 million, or 72%. This increase is directly attributable to the increase in revenues indicated above.

Gross profit was $4.9 million (23% of revenues) during the three months ended March 31, 2022, compared to $2.6 million (22% of revenue) during the three months ended March 31, 2021. Gross profit as a percentage of revenues increased primarily due to an increase in higher margin services revenues.

Operating expenses increased by $3.3 million, or 132%, to $5.8 million for the three months ended March 31, 2022 compared to $2.5 million for the three months ended March 31, 2021. This was due to a $2.7 million increase in general operating expenses, mainly due to an increase in salary, marketing, and travel expenses, in part related to the acquisition of the 2WR Entities, and a $0.6 million increase in stock-based compensation expense, primarily due to an increase in the number of employees included under the plan.

Non-operating income was $0.1 million for the three months ended March 31, 2022, compared to non-operating expense of $1.7 million for the three months ended March 31, 2021, a change of $1.8 million (104%). Interest expense, decreased by $0.3 million to $0.0 million compared to $0.3 million in the three months ended March 31, 2021, due to the elimination of debt. Other income increased by $0.1 million due to the interest earned on the XS Financial investment. The Company incurred a $0.8 million loss on the extinguishment of debt and a $0.6 million interest expense related to the conversion of debt to equity at a discount to the offering price for the three months ended March 31, 2021.

Deferred income tax benefit increased by $0.1 million.

As a result of the above, we incurred a net loss of $0.7 million for the three months ended March 31, 2022, or a net loss per share of $0.07, compared to a net loss of $1.6 million for the three months ended March 31, 2021, or a net loss per share of $0.20.

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

The following table reconciles net loss attributable to the Company to Adjusted EBITDA for the periods presented:

	Three months Ended March 31,
	2022	2021
Net Loss	$(696,217)	$(1,588,582)
Interest expense	7,658	317,443
Interest expense – BCF	-	636,075
Interest income	(79,852)	-
Income tax benefit	(108,060)	-
Depreciation and amortization	218,278	55,685
EBITDA	(658,193)	(579,379)
Loss on extinguishment of debt	-	790,723
Stock-based compensation	882,000	290,805
Transaction costs	55,225	6,687
Non-recurring legal fees	161,546	-
Adjusted EBITDA	$440,578	$508,836

BACKLOG

Our backlog as of March 31, 2022 was approximately $22 million. Our backlog as of December 31, 2021 was approximately $30 million. The current backlog consists of $16 million of equipment systems and $6 million of services to be performed. We define backlog as signed contracts for which deposits have been received. Historically, the majority of our backlog has been retired and converted into revenue within two quarters.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $27.1 million, which represented a decrease of $7.5 million from December 31, 2021 due to the changes outlined below.

Net cash used by operating activities was $3.8 million during the three months ended March 31, 2022 This use of cash is primarily the net effects of a $6.1 million reduction in customer deposits offset by a $1.1 million increase in accounts payable and accrued expenses, and a $1.2 million increase in prepayments and other assets. As of March 31, 2022, we had $7.2 million in customer deposits compared to $13.3 million as of December 31, 2021. We require prepayments from customers before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the customer deposits liability account when received. We expect customer deposits to be relieved from the deposits account no longer than 12 months for each project. As of March 31, 2022, we had $10.1 million of vendor prepayments compared to $11.2 million as of December 31, 2021. As of March 31, 2022, we had $11.0 million in accounts payable and accrued expenses compared to $9.9 million as of December 31, 2021.

Net cash used in investing activities was $0.0 million for the three months ended March 31, 2022. We have no material commitments for capital expenditures as of March 31, 2022.

Net cash used by financing activities was $3.8 million for the three months ended March 31, 2022. Cash used in financing activities during the three months ended March 31, 2022 primarily relates to $3.7 million used in treasury shares acquired.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2022.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, there were no material changes made to the Company’s significant accounting policies.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2022, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the three months ended March 31, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
●

Sunflower Bank – We have filed a lawsuit against Sunflower Bank related to fraudulent wire transfers of approximately $5.1 million that were made from our accounts at Sunflower Bank in October 2021. As of the date of this Report, $1.8 million of these funds have been returned to us. We are suing Sunflower Bank for the remaining $3.3 million as we believe that Sunflower Bank failed to follow industry standard procedures designed to prevent such a theft and is therefore liable for the unrecovered balance. We expect Sunflower Bank, Sunflower Bank’s insurers, and/or our insurer to reimburse us for the remaining balance.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Acquisition Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to Form 8-K filed March 14, 2022).

2.2	First Amendment to Acquisition Agreement and Plan of Merger (incorporated by reference to Exhibit 2.2 to Form 8-K filed May 2, 2022).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Form 8-K filed October 30, 2020).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 5, 2021).

3.3	Bylaws (incorporated by reference to Exhibit 3.4 to Form 8-K filed October 30, 2020).

3.4	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 12, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2022.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer, a duly authorized officer

By:	/s/ Richard Akright
Richard A. Akright, Principal Financial Officer and Principal Accounting Officer

