Form 10-Q
period 2022-06-30
urban-gro, Inc.
filed 2022-08-15
CIK 1706524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s only class of common stock outstanding as of August 15, 2022 was 10,637,040 shares.

urban-gro, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

urban-gro, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$22,767,595	$34,592,190
Accounts receivable, net	14,903,543	13,125,685
Contract receivables	543,687	—
Inventories	398,098	514,756
Prepaid expenses and other current assets	6,142,613	11,248,266
Total current assets	44,755,536	59,480,897

Non-current assets:
Property and equipment, net	864,022	207,496
Operating lease right of use assets, net	708,876	689,704
Investments	4,210,358	4,210,358
Goodwill	10,636,284	7,992,121
Intangible assets, net	4,886,740	1,575,466
Total non-current assets	21,306,280	14,675,145

Total assets	$66,061,816	$74,156,042

Liabilities
Current liabilities:
Accounts payable	$7,946,023	$6,066,896
Contract liabilities	671,685	—
Accrued expenses	3,381,263	3,878,278
Customer deposits	3,286,073	13,345,451
Contingent consideration	2,612,678	1,563,000
Operating lease liabilities	283,727	152,459
Total current liabilities	18,181,449	25,006,084

Non-current liabilities:
Operating lease liabilities	427,826	542,003
Deferred tax liability	1,201,112	440,625
Total non-current liabilities	1,628,938	982,628

Total liabilities	19,810,387	25,988,712

Shareholders’ Equity
Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—

Common stock, $0.001 par value; 100,000,000 shares authorized; 11,911,043 issued and 10,637,040 outstanding as of June 30, 2022, and 11,588,110 issued and 10,733,195 outstanding as of December 31, 2021	11,911	11,588
Additional paid in capital	82,971,694	78,679,220
Treasury shares, cost basis: 1,274,003 shares as of June 30, 2022 and 854,915 shares as of December 31, 2021	(11,456,667)	(7,683,490)
Accumulated deficit	(25,275,509)	(22,839,988)
Total shareholders’ equity	46,251,429	48,167,330

Total liabilities and shareholders’ equity	$66,061,816	$74,156,042

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Equipment systems	$10,077,572	$12,179,316	$27,144,916	$23,524,066
Construction design-build	2,917,321	-	2,917,321	-
Services	3,027,556	288,407	6,666,062	548,920
Consumable products	259,054	363,574	606,072	792,667
Total Revenue	16,281,503	12,831,297	37,334,371	24,865,653

Cost of Revenue	12,779,557	9,908,913	28,930,405	19,302,626
Gross profit	3,501,946	2,922,384	8,403,966	5,563,027

Operating expenses:
General and administrative	4,240,658	2,400,417	8,965,957	4,597,257
Intangible asset amortization	306,225	411	468,725	578
Stock-based compensation	882,000	299,602	1,764,000	590,407
Total operating expenses	5,428,883	2,700,430	11,198,682	5,188,242

Income (loss) from operations	(1,926,937)	221,954	(2,794,716)	374,784

Non-operating income (expenses):
Interest expense	(7,658)	(4,624)	(15,317)	(322,067)
Interest income	47,275	11,531	127,126	14,390
Interest expense – beneficial conversion of notes payable	-	-	-	(636,075)
Loss on extinguishment of debt	-	-	-	(790,723)
PPP Loan Forgiveness	-	1,032,316	-	1,032,316
Other income (expense)	71,563	(3,733)	62,874	(3,764)
Total non-operating income (expenses)	111,180	1,035,490	174,683	(705,923)

Income (loss) before income taxes	(1,815,757)	1,257,444	(2,620,033)	(331,138)

Income tax expense (benefit)	(76,453)	-	(184,512)	-
Net income (loss)	$(1,739,304)	$1,257,444	$(2,435,521)	$(331,138)

Comprehensive income (loss)	$(1,739,304)	$1,257,444	$(2,435,521)	$(331,138)
Earnings (loss) per share:
Earnings (loss) per share - basic	$(0.17)	$0.11	$(0.23)	$(0.03)
Earnings (loss) per share - dilutive	$(0.17)	$0.11	$(0.23)	$(0.03)

Weighted average share - basic	10,508,972	11,220,580	10,527,975	9,535,630
Weighted average shares - dilutive	10,508,972	11,725,282	10,527,975	9,535,630

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, March 31, 2022	11,627,528	$11,628	$79,589,977	$(23,536,205)	$(11,456,667)	$44,608,733
Stock-based compensation	-	-	882,000	-	-	882,000
Treasury stock	-	-	-	-	-	-
Stock options exercised	-	-	-	-	-	-
Stock issuance related to acquisition	283,515	283	2,499,717	-	-	2,500,000
Net income (loss) for period ended June 30, 2022	-	-	-	(1,739,304)	-	(1,739,304)
Balance, June 30, 2022	11,911,043	$11,911	$82,971,694	$(25,275,509)	$(11,456,667)	$46,251,429

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, March 31, 2021	11,218,137	$11,218	$75,091,357	$(23,552,903)	$(2,975,000)	$48,574,672
Stock-based compensation	-	-	299,602	-	-	299,602
Stock issuance related to offering, net of offering costs of $195,574	-	-	(195,574)	-	-	(195,574)
Common stock repurchased	-	-	-	-	(499,270)	(499,270)
Stock Options Exercised	4,777	5	32,390	-	-	32,395
Net income (loss) for period ended June 30, 2021	-	-	-	1,257,444	-	1,257,444
Balance, June 30, 2021	11,222,914	11,223	$75,227,775	$(22,295,459)	$(3,474,270)	$49,469,269

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, December 31, 2021	11,588,110	$11,588	$78,679,220	$(22,839,988)	$(7,683,490)	$48,167,330
Stock-based compensation	-	-	1,764,000	-	-	1,764,000
Treasury stock	-	-	-	-	(3,773,177)	(3,773,177)
Stock option exercised	-	-	-	-	-	-
Stock exercised	4,555	5	28,792	-	-	28,797
Stock Issuance related to acquisition	283,515	283	2,499,717	-	-	2,500,000
Stock issued with exercise of warrants	34,863	35	(35)	-	-	-
Net income (loss) for period ended June 30, 2022	-	-	-	(2,435,521)	-	(2,435,521)
Balance, June 30, 2022	11,911,043	$11,911	$82,971,694	$(25,275,509)	$(11,456,667)	$46,251,429

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, December 31, 2020	4,718,714	$4,719	$14,553,438	$(21,964,321)	$–	$(7,406,164)
Stock-based compensation	-	-	590,407	-	-	590,407
Beneficial conversion feature	-	-	636,075	-	-	636,075
Conversion of Bridge Financing	254,425	254	1,907,971	-	-	1,908,225
Stock grant program vesting	16,586	17	(17)	-	-	-
Stock issuance related to offering, net of offering costs of $4,596,257	6,210,000	6,210	57,497,533	-	-	57,503,743
Common stock repurchased	-	-	-	-	(3,474,270)	(3,474,270)
Stock issued with exercise of warrants	18,412	18	9,978	-	-	9,996
Stock Options Exercised	4,777	5	32,390	-	-	32,395
Net income (loss) for period ended June 30, 2021	-	-	-	(331,138)	-	(331,138)
Balance, June 30, 2021	11,222,914	$11,223	$75,227,775	$(22,295,459)	$(3,474,270)	$49,469,269

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(2,435,521)	$(331,138)
Adjustments to reconcile net income (loss) from operations:
Depreciation and amortization	589,835	109,625
Deferred income tax benefit	(184,512)
Amortization of deferred financing costs	-	103,632
Loss on extinguishment of debt	-	790,723
Interest on convertible notes	-	53,725
Stock-based compensation expense	1,764,000	590,407
Beneficial conversion of Bridge notes	-	636,075
Inventory write-offs	(84,942)	26,792
Bad debt expense	30,000	28,248
PPP loan forgiveness	-	(1,032,316)
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	663,955	(2,034,311)
Inventories	201,600	(116,964)
Prepayments and other assets	6,073,732	(3,732,753)
Accounts payable and accrued expenses	(1,320,152)	1,729,802
Operating leases	(163,054)	-
Customer deposits	(10,059,378)	4,475,416
Net Cash Provided By (Used In) Operating Activities	(4,924,437)	1,296,963

Cash Flows from Investing Activities
Business combinations, net of cash acquired	(2,709,148)	-
Purchases of property and equipment	(374,630)	(9,670)
Net Cash Used In Investing Activities	(3,083,778)	(9,670)

Cash Flows from Financing Activities
Proceeds from issuance of Common Stock, net of offering costs	-	58,203,091
Repurchase of Common Stock	(3,773,177)	(3,474,270)
Repayment of notes payable	-	(5,755,845)
Proceeds from stock issuance	28,797	-
Payment of finance lease ROU liability	(72,000)	-
Net Cash Provided By (Used In) Financing Activities	(3,816,380)	48,972,976

Net Increase (Decrease) in Cash	(11,824,595)	50,260,269
Cash at Beginning of Period	34,592,190	184,469
Cash at End of Period	$22,767,595	$50,444,738

Supplemental Cash Flow Information:
Interest paid	$15,317	$218,453
Operating lease right of use asset	$52,733	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued related to acquisitions	$2,500,000	$-
PPP Loan Forgiveness	$-	$1,032,316

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, ACQUISITIONS, AND LIQUIDITY

Organization

urban-gro, Inc. (“our,” the “Company,” or “urban-gro”) is an integrated professional services and design-build firm. We offer value-added architectural, engineering, and construction management solutions to the Controlled Environment Agriculture (“CEA”), industrial, healthcare, and other commercial sectors. Innovation, collaboration, and a commitment to sustainability drive our team to provide exceptional customer experiences. To serve our horticulture clients, we engineer and design indoor CEA facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running. We also serve a broad range of commercial and governmental entities, providing them with planning, consulting, architectural and engineering design services for their facilities. We aim to work with our clients from inception of their project in a way that provides value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of engineering and managed services complemented by a vetted suite of select cultivation equipment systems.

Acquisitions

Emerald

On April 29, 2022 (the “Emerald Closing Date”), the Company acquired all of the issued and outstanding capital stock (the “Emerald Acquisition”) of Emerald Construction Management, Inc. (“Emerald”) from their shareholders (collectively, the “Emerald Sellers”). The aggregate purchase price for the Emerald Acquisition was $7.8 million (the “Emerald Purchase Price”), which represented $7.0 million in initial purchase price and an estimated $0.8 million in working capital adjustments.

The Emerald Purchase Price was payable as follows: $3.3 million in cash to the Emerald Sellers, net of satisfaction of Emerald’s entire outstanding debt of approximately $0.4 million; 283,515 shares of the Company’s common stock valued at $2.5 million transferred to the Emerald Sellers; and up to $2.0 million of contingent consideration (the “Emerald Contingent Consideration”) which can be earned by and payable to the Emerald Sellers based on the performance of Emerald during the 2-year period following the Emerald Closing Date. The Emerald Contingent Consideration is payable quarterly for a two-year period and will be equal to 35% of the Quarterly Gross Profit (as defined in the Emerald Acquisition Agreement). The value of the shares of the Company’s common stock to be issued for the Closing Payment Shares (as defined in the Emerald Acquisition Agreement) was determined based upon the daily volume weighted average closing price of the Company’s common stock in the ten trading days prior the signing date of the Emerald Acquisition Agreement. Any Emerald Contingent Consideration amounts earned by and payable to the Emerald Sellers is payable in shares of the Company’s common stock. The value of the shares of the Company’s common stock to be issued for the Emerald Contingent Consideration will be determined based upon the daily volume weighted average closing price of the Company’s common stock in the ten trading days prior to the end of the applicable annual quarter the Quarterly Gross Profit is calculated.

Purchase Price	$7,667,328

Allocation of Purchase Price:
Cash	$622,641
Accounts receivable, net	$3,015,500
Contract receivable	$697,019
Prepayments and other assets	$38,086
Property and equipment	$403,008
ROU asset	$82,408
Goodwill	$2,644,162
Intangible assets	$3,780,000
Accrued expenses	$2,111,302
Contract liabilities	$476,786
ROU liability	$82,408
Deferred tax liability	$945,000

The following pro forma amounts reflect the Company’s results as if the acquisition of Emerald had occurred on January 1, 2021. These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition to reflect the additional amortization of intangibles.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	18,718,087	16,775,744	49,015,819	33,062,834
Net Income (loss)	(1,556,748)	1,040,701	(1,456,161)	(263,650)

Acquired goodwill from Emerald represents the value expected to arise from organic growth and an opportunity to expand into a well-established market for the Company.

2WR

On June 28, 2021, the Company’s wholly-owned subsidiary, urban-gro Architect Holdings, LLC (the “Buyer”), and the 2WRCO Shareholders, the 2WRGA Shareholders, the MJ12 Shareholders, and the 2WRMS Shareholders (collectively, the “2WR Sellers”), and Sam Andras, an individual (the “Sellers Representative”) entered into a Stock Purchase Agreement (the “2WR Purchase Agreement”), pursuant to which the Buyer would purchase all of the issued and outstanding capital stock of 2WR of Colorado, Inc., a Colorado corporation (“2WRCO”), 2WR of Georgia, Inc., a Georgia corporation (“2WRGA”), MJ12 Design Studio, Inc., a Colorado corporation (“MJ12”) (collectively, the “2WR Purchased Shares”) from the 2WR Sellers. In connection with the acquisition of the 2WR Purchased Shares, the Buyer entered into an affiliate relationship with 2WR of Mississippi, P.C., a Mississippi professional corporation (“2WRMS” and together with 2WRCO, 2WRGA and MJ12, the “2WR Entities”). The transaction closed on July 30, 2021.

The 2WR Purchased Shares had an initial purchase price of up to $7.1 million, which purchase price was subject to customary working capital adjustments (the “2WR Purchase Price”). At closing, the 2WR Purchase Price was paid in the form of wire transfer of immediately available funds and the issuance of unregistered shares (the “2WR Closing Payment Shares”) of the Company’s common stock, par value $0.001, which 2WR Closing Payment Shares had an aggregate stated value of $2.0 million. Additionally, the 2WR Purchase Agreement provides for additional earnout payments (“2WR Earnout Payments”) to the 2WR Sellers of up to an aggregate amount of $2.0 million, payable in cash or unregistered shares of the Company’s common stock in the Buyer’s sole discretion. The 2WR Earnout Payments are payable quarterly for a two-year period and will be equal to 20% of the 2WR Entities’ Quarterly Gross Profit (as defined in the 2WR Purchase Agreement). The value of the shares of the Company’s common stock issued in the transaction was determined based upon the daily volume weighted average closing price of the Company’s common stock in the ten trading days prior to the issuance of such shares. The Company accounted for the acquisition of the 2WR Entities as follows:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	16,281,503	14,868,933	37,334,371	28,617,733
Net Income (loss)	(1,739,304)	1,358,395	(2,435,521)	732,592

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

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the six months ended June 30, 2022, there were no material changes made to the Company’s significant accounting policies.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include: estimated revenues earned under construction design-build contracts; estimated useful lives and potential impairment of long-lived assets, intangibles and goodwill; inventory write offs; allowance for deferred tax assets; and allowance for bad debt.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Balance Sheet Classifications

The Company includes in current assets and liabilities the following amounts that are in connection with construction contracts that may extend beyond one year: contract assets and contract liabilities (including retainage invoiced to customers contingent upon anything other than the passage of time), capitalized costs to fulfill contracts, retainage payable to sub-contractors and accrued losses on uncompleted contracts. A one-year time period is used to classify all other current assets and liabilities when not otherwise prescribed by the applicable accounting principles.

Contracts Receivable

Contracts receivable includes billed and unbilled amounts for services provided to customers for which the Company has an unconditional right to payment. Billed and unbilled amounts for which payment is contingent on anything other than the passage of time are included in contract assets and contract liabilities on a contract-by-contract basis. When payment of the retainage is contingent upon the Company fulfilling its obligations under the contract it does not meet the criteria to be included in contracts receivable and remains in the contract’s respective contract asset or contract liability, determined on a contract-by-contract basis. Retainage for which the Company has an unconditional right to payment that is only subject to the passage of time are included in contracts receivable.

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Contracts receivable is ordinarily due 30 days after the issuance of the invoice. Accounts past due more than 60 days are considered delinquent. Interest continues to accrue on delinquent accounts until the account is past due more than one year, at which time interest accrual ceases and does not resume until the account is no longer classified as delinquent, Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Contract Assets and Liabilities

The timing of when the Company bills their customers on long-term construction contracts is generally dependent upon agreed-upon contractual terms, which may include milestone billings based on the completion of certain phases of the work, or when services are provided. When as a result of contingencies, billings cannot occur until after the related revenue has been recognized, the result is in unbilled revenue, which is included in contract assets. Additionally, the Company may receive advances or deposits from customers before revenue is recognized, resulting in deferred revenue, which is included in contract liabilities.

Retainage for which the Company has an unconditional right to payment that is only subject to the passage of time are classified as contracts receivable. Retainage subject to conditions other than the passage of time do not meet the definition of a receivable and are therefore included in contract assets and contract liabilities, as determined on a contract-by-contract basis.

Contract assets represent revenues recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts. Contract liabilities represent the Company’s obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which contract receivables are outstanding.

Contract assets
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$261,920

Retainage included in contract assets due to being conditional on something other than solely passage of time	281,767
Total contract assets	$543,687

Contract liabilities
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$(672,699)

Retainage included in contract liabilities due to being conditional on something other than solely passage of time	1,014
Total contract liabilities	$(671,685)

NOTE 3 – RELATED PARTY TRANSACTIONS

Cloud 9 Support, LLC (“Cloud 9”) is an entity owned by James Lowe, a director of the Company. Cloud 9 purchases materials from the Company for use with its customers. Total sales to Cloud 9 from the Company were $11,813 and $93,205 during the six months ended June 30, 2022, and 2021, respectively, and $5,606 and $79,199 during the three months ended June 30, 2022 and 2021, respectively. Outstanding receivables from Cloud 9 as of June 30, 2022 and December 31, 2021 totaled $4,052 and $6,797, respectively.

NOTE 4 – PREPAYMENTS AND OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	June 30, 2022	December 31, 2021
Vendor prepayments	$5,348,733	$10,652,962
Prepaid services and fees	761,697	587,505
Other assets	32,183	7,799
Prepayments and other assets	$6,142,613	$11,248,266

NOTE 5 – INVESTMENTS

The components of investments are summarized as follows:

	June 30, 2022	December 31, 2021
Investment in Edyza	$1,710,358	$1,710,358
Investment in XSF	2,500,000	2,500,000
	$4,210,358	$4,210,358

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

XS Financial

On October 30, 2021, the Company’s wholly-owned subsidiary UGFS, LLC, a Colorado limited liability company (“UGFS”), participated in a convertible note offering of Xtraction Services, Inc., a/k/a XS Financial Inc. (CSE: XSF) (OTCQB: XSHLF) (“XSF”), a specialty finance company providing CAPEX financing solutions, including equipment leasing, to Controlled Environment Agriculture (CEA) companies in the United States. UGFS invested $2,500,000 of a total $43,500,000 raised by XSF. The investment is convertible into equity and incurs 9.50% interest payable in cash (8.0%) and payment-in-kind Notes (1.5%) prior to any Nasdaq listing and 8.0% interest after any listing, pursuant to the Note Purchase Agreement. The debt matures on October 28, 2023, with a one-year option to extend the maturity date at the option of XSF. In addition, UGFS received 1,250,000 warrants with a CAD$0.45 exercise price pursuant to the Warrant instrument. No value was attributed to the warrants at the time of the investment in XFS.

NOTE 6 – GOODWILL & INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill in conjunction with the acquisitions it has completed. The goodwill balances as of June 30, 2022 and December 31, 2021 were $10,636,284 and $7,992,121, respectively. Goodwill is not amortized. There is no goodwill for income tax purposes. The Company did not record any impairment charges related to goodwill for the periods ended June 30, 2022 and 2021.

Intangible Assets Other Than Goodwill

Intangible assets as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$2,665,100	$152,584	$2,502,516
Trademarks and trade names	2,195,000	148,018	2,046,982
Backlog and Other	708,837	444,162	264,675
Total finite-lived intangible assets:	5,558,937	744,764	4,814,173

Indefinite-lived intangible assets:
Patents	44,276	-	44,276
Trade name	28,291	-	28,291
Total Intangible assets, net	$5,631,504	$744,764	$4,886,740

	December 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$834,100	$49,649	$784,451
Trademarks and trade names	499,000	41,583	457,417
Backlog and Other	518,404	184,806	333,598
	$1,851,504	$276,039	$1,575,466

The estimated future amortization expense for intangible assets subject to amortization as of June 30, 2022, is summarized below:

Estimated Future
Amortization Expense
Remainder of 2022	$577,253
2023	907,610
2024	819,944
2025	819,944
Thereafter	1,689,422
Total	$4,814,173

Amortization expense for intangible assets for the six months ended June 30, 2022 and 2021 was $468,725 and $578, respectively. Amortization expense for intangible assets for the three months ended June 30, 2022 and 2021 was $306,225 and $411, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 30,	December 31,
	2022	2021
Accrued operating expenses	$673,034	$628,871
Accrued wages and related expenses	800,322	1,887,124
Accrued 401(k)	163,941	23,520
Accrued sales tax payable	1,743,966	1,338,763
	$3,381,263	$3,878,278

NOTE 8 – RISKS AND UNCERTAINTIES

Concentration Risk

The table below shows customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Customers exceeding 10% of revenue:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Company Customer Number	2022	2021	2022	2021
C000001462	*	59%	16%	46%
C000001140	25%	*	20%	*
C000001660	*	*	*	15%
C000001661	*	11%	*	*
C000000819	14%	*	*	*

Customers exceeding 10% of accounts receivable:

	June 30,	December 31,
Company Customer Number	2022	2021
C000001462	*	41%
C000001140	23%	23%
C000002151	12%	*

The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:

Vendors exceeding 10% of purchases:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Company Vendor Number	2022	2021	2022	2021
V000001029	23%	*	25%	10%
V000001350	*	17%	*	16%
V000000453	*	*	12%	*
V000001372	*	25%	*	15%
V000001326	*	*	*	10%
V000001280	19%	*	*	*

Vendors exceeding 10% of accounts payable:

	June 30,	December 31,
Company Vendor Number	2022	2021
V000001029	33%	*
V000000453	*	20%
V000001372	*	33%
V000001326	*	12%

*Amounts less than 10%

Foreign Exchange Risk

Although the Company’s revenues and expenses are expected to be predominantly denominated in United States dollars, the Company may be exposed to currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar, the Canadian dollar, the Euro, and the currency of other regions in which the Company may operate may have a material adverse effect on the Company’s business, financial condition and operating results. The Company may, in the future, establish a program to hedge a portion of the Company’s foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if the Company develops a hedging program, there can be no assurance that it will effectively mitigate currency risks.

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation expense for the six months ended June 30, 2022, and 2021 was $1,764,000 and $590,407, respectively, based on the vesting schedule of the stock grants and options. Stock-based compensation expense for the three months ended June 30, 2022 and 2021 was $882,000 and $299,602, respectively, based on the vesting schedule of the stock grants and options. No cash flow effects are anticipated for stock grants.

The following schedule shows stock grant activity for the six months ended June 30, 2022.

Grants unissued as of December 31, 2021	153,673
Grants awarded	628,760
Forfeiture/Cancelled	(7,200)
Grants Vested	(16,667)
Grants unissued as of June 30, 2022	758,566

As of June 30, 2022, the Company has $1.8 million in unrecognized share-based compensation expense related to these stock grants.

The following schedule shows stock option activity for the six months ended June 30, 2022.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2021	641,337	7.20	$6.27
Issued	44,410	9.50	$10.48
Expired	-	-	$-
Exercised	(4,555)	-	$(6.00)
Stock options outstanding as of June 30, 2022	681,192	7.40	$6.55
Stock options exercisable as of June 30, 2022	579,169	7.20	$6.41

The fair value of the options is calculated using the Black-Scholes pricing model based on the market value of the underlying common stock at the valuation measurement date of $10.48, the remaining contractual term of the options of 10 years, risk-free interest rate of 0.66% and expected volatility of the price of the underlying common stock of 100%.

As of June 30, 2022, the Company has $0.6 million in unrecognized share-based compensation expense related to these stock options. The aggregate intrinsic value of the options outstanding and exercisable at June 30, 2022 is $0.

NOTE 10 – SHAREHOLDERS’ EQUITY

On May 24, 2021, the Board of Directors authorized a stock repurchase program to purchase up to $5.0 million of the currently outstanding shares of the Company’s common stock, over a period of 12 months through open market purchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On January 18, 2022, the Board of Directors authorized a $2.0 million increase to the stock repurchase program, to a total of $7.0 million. On February 2, 2022, the Board of Directors authorized an additional $1.5 million increase to the stock repurchase, to a total of $8.5 million. During the six months ended June 30, 2022, the Company repurchased 419,088 shares of common stock at an average price per share of $9.02, for a total price of $3.8 million under this program. The Company did not repurchase any shares during the three-months ended June 30, 2022. In total, the Company has repurchased 924,003 shares of common stock at an average of $9.20 per share, for a total price of $8.5 million, under this program.

For the three and six months ended June 30, 2021, the Company repurchased 52,895 under this program, and repurchased 350,000 shares of common stock at an average price of $8.50 per share, for a total price of $3.0 million outside of the stock repurchase program.

NOTE 11 – WARRANTS

The following table shows warrant activity for the six months ended June 30, 2022.

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2021	374,088	$11.26
Exercised	(18,196)	$6.00
Terminated – cashless exercise	(44,393)	$6.00
Warrants outstanding as of June 30, 2022	311,499	$12.32
Warrants exercisable as of June 30, 2022	311,499	$12.32

The weighted-average life of the warrants is 2.3 years. The aggregate intrinsic value of the warrants outstanding and exercisable as of June 30, 2022 is $0.

NOTE 12 – INCOME TAXES

The Company has experienced losses for both book and tax purposes since inception. The deferred income tax benefit for the three and six month periods ended June 30, 2022 relates to the reduction in the deferred tax liability associated with the amortization of the intangible assets from the acquisitions of the Emerald and 2WR Entities.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to June 30, 2022 up to the date of this filing of these condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

During 2021, the Company purchased lights from one of its international vendors to fulfill an order for a major customer. Subsequent to the sale, delivery and installation of the lights, the customer noted the lights were not performing as the manufacturer had stipulated. The Company performed tests of the lights and confirmed the performance metrics did not meet the manufacturer’s specifications. The Company worked with the customer to determine a lighting solution of replacement lights, sourced from the vendor, that would meet their needs. The customer has been a key customer to the Company and the Company expects to continue to do significant business with the customer in the future. In order to immediately satisfy the customer in this matter, during the third quarter of 2022, the Company agreed to supply the replacement lighting solution to the customer at the Company’s expense while the Company continues to work with the vendor to resolve the original defective lighting issue. The cost of the replacement lighting solution is expected to be $3.2 million. The Company is still evaluating the net amount of the expense it expects to record in the third quarter related to this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. See also “Forward Looking Statements” on page 3 of this Report.

Overview and History

urban-gro, Inc. (“we,” “us,” “our,” the “Company,” or “urban-gro”) is an integrated professional services and design-build firm. We offer value-added architectural, engineering, and construction management solutions to the Controlled Environment Agriculture (“CEA”), industrial, healthcare, and other commercial sectors. Innovation, collaboration, and a commitment to sustainability drive our team to provide exceptional customer experiences.

On April 29, 2022, we acquired Emerald Construction Management, a general contracting and construction management firm. On July 30, 2021, we acquired three architecture design firms (2WR Colorado, Inc, 2WR Georgia, Inc. and MJ12 Design Studios, Inc., collectively the “2WR Entities”) from their shareholders. The 2WR Entities were under common ownership and management. We design and build high performance facilities in several sectors. Within the CEA sector, we design these facilities and while building them, we then integrate complex environmental equipment systems into them. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running.

We aim to work with our clients in all sectors from inception of their project in a way that provides value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of design, engineering, construction management, and managed services. Within the CEA sector, this is complemented by a vetted suite of select cultivation equipment systems. We provide these services in a turnkey fashion, operating as a single point of responsibility for our clients, or they can pick and choose from the variety of services we offer. Outlined below is an example of a complete project that demonstrate how we provide value to our clients

Our indoor commercial cultivation solution offers an integrated suite of services and equipment systems that generally fall within the following categories:

●	Service Solutions:

●	Design, Engineering, and Construction Design-Build Services – A comprehensive collection of services including:

i.	Pre-Construction Services

ii.	Cultivation Space Planning (“CSP”)

iii.	Architectural Design

iv.	Engineering

v.	Integrated Cultivation Design (“ICD”)

vi.	Construction Management (“CM”)

●	An ongoing service offering including:

i.	Facility and Equipment Commissioning Services

ii.	Gro-Care Crop and Asset Protection Services including Training Services, Equipment Maintenance Services, Crop Protection Program, and an Interactive Online Operating Support System (“OSS”) for Gro-Care

●	Integrated Equipment Solutions:

i.	Design, Source, and Integration of Complex Environmental Equipment Systems Including Purpose-Built Heating, Ventilation, and Air Conditioning (“HVAC”) solutions, Environmental Controls, Fertigation, and Irrigation Distribution.

ii.	Value-Added Reselling (“VAR”) of Cultivation Equipment Systems

iii.	Strategic Vendor Relationships with Premier Manufacturers

Historically, the majority of our clients are commercial CEA cultivators. However, through our acquisitions we have seen our client base across the industrial, healthcare, and other commercial sectors grow as well. We believe one of the key points of our differentiation that clients value is the depth of experience of our employees and our Company. We currently employ approximately 125 individuals. Approximately two-thirds of our employees are considered experts in their areas of focus, and our team includes Designers (Architects, Interior Designers, Cultivation Space Planners), Professional Engineers (Mechanical, Electrical, Plumbing), Engineers (Controls, and Agricultural), Construction Managers (superintendents, supervisors, project managers) and individuals with Masters Degrees in Plant Science, Horticulture, and Business Administration. As a company, we have worked on 1000s of projects and well over 500 projects at indoor CEA facilities and believe that the experience of our team and Company provides clients with the confidence that will proactively keep them from making common costly mistakes during the build out process that impact operational stages. Our expertise translates into clients saving time, money, and resources through expertise that they can leverage without having to add headcount to their own operations. We provide this experience in addition to offering a platform of the highest quality equipment systems that can be integrated holistically into our clients’ facilities.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2022 and 2021

During the three months ended June 30, 2022, we generated revenues of $16.3 million compared to revenues of $12.8 million during the three months ended June 30, 2021, an increase of $3.5 million, or 27%. This increase in revenues is a result of the following changes in individual revenue components:

●	Construction design-build revenue increased $2.9 million, exclusively from the acquisition of Emerald;
●	Services revenue increased $2.7 million, primarily from the acquisition of the 2WR Entities:
●	Equipment systems revenue decreased $2.1 million due to a reduction in capital equipment spending by customers: and
●	Consumable product sales decreased $0.1 million.

During the three months ended June 30, 2022, cost of revenues was $12.8 million compared to $9.9 million during the three months ended June 30, 2021, an increase of $2.9 million, or 29%. This increase is directly attributable to the overall increase in revenues indicated above.

Gross profit was $3.5 million (22% of revenues) during the three months ended June 30, 2022, compared to $2.9 million (23% of revenue) during the three months ended June 30, 2021. Gross profit as a percentage of revenues decreased primarily due to an increase in lower margin construction design/build revenue offset by an increase in higher margin services revenue.

Operating expenses increased by $2.7 million, or 101%, to $5.4 million for the three months ended June 30, 2022 compared to $2.7 million for the three months ended June 30, 2021. This was due to a $1.8 million increase in general operating expenses, mainly due to an increase in salary, marketing, and travel expenses, in part related to the acquisitions of the 2WR Entities and Emerald, a $0.6 million increase in stock-based compensation expense, primarily due to an increase in the total number of employees and the number of employees included under the plan, and a $0.3 million increase in intangible asset amortization primarily due to the acquisitions of the 2WR Entities and Emerald.

Non-operating income was $0.1 million for the three months ended June 30, 2022, compared to non-operating income of $1.0 million for the three months ended June 30, 2021, a decrease of $0.9 million. Other income increased by $0.1 million due to the interest earned on the XS Financial investment. The Company recorded a $1.0 million gain from the PPP loan forgiveness in the three months ended June 30, 2021.

Deferred income tax benefit increased by $0.1 million due to the acquisitions of the 2WR Entities and Emerald.

As a result of the above, we incurred a net loss of $1.7 million for the three months ended June 30, 2022, or a net loss per share of ($0.17), compared to a net gain of $1.3 million for the three months ended June 30, 2021, or a net gain per share of $0.11.

Comparison of Results of Operations for the six months ended June 30, 2022 and 2021

During the six months ended June 30, 2022, we generated revenues of $37.3 million compared to revenues of $24.9 million during the six months ended June 30, 2021, an increase of $12.4 million, or 50%. This increase in revenues is a result of the following changes in individual revenue components:

●	Services revenue increased $6.2 million due primarily to the acquisition of the 2WR Entities;
●	Equipment systems revenue increased $3.6 million primarily due to an increase in cultivation equipment capital expenditure purchases by our customers;
●	Construction design-build revenue increased $2.9 million exclusively due to the acquisition of Emerald; and
●	Consumable product sales decreased $0.2 million.

During the six months ended June 30, 2022, cost of revenues was $28.9 million compared to $19.3 million during the six months ended June 30, 2021, an increase of $9.6 million, or 50%. This increase is directly attributable to the increase in revenues indicated above.

Gross profit was $8.4 million (23% of revenues) during the six months ended June 30, 2022 compared to $5.6 million (22% of revenue) during the six months ended June 30, 2021. Gross profit as a percentage of revenues increased primarily due to an increase in higher margin services revenues offset by an increase in lower margin construction design/build revenue.

Operating expenses increased by $6.0 million, or 116%, to $11.2 million for the six months ended June 30, 2022 compared to $5.2 million for the six months ended June 30, 2021. This was due to a $4.4 million increase in general and administrative expenses, mainly due to an increase in salary, marketing, and travel expenses, in part related to the acquisitions of the 2WR Entities and Emerald, a $1.2 million increase in stock-based compensation expense, primarily due to an increase in the number of total employees and an increase in employees included under the plan, and a $0.5 million increase in intangible asset amortization from the acquisitions of Emerald and 2WR.

Non-operating income was $0.2 million for the six months ended June 30, 2022, compared to non-operating expense of $0.7 million for the six months ended June 30, 2021, a change of $0.9 million. Interest expense decreased by $0.3 million to $0.0 million compared to $0.3 million in the six months ended June 30, 2021, due to the elimination of debt. Interest income increased by $0.1 million due to the interest earned on the XS Financial investment. For the six months ended June 30, 2021, the Company incurred a $1.0 million gain from the forgiveness of the PPP loan, a $0.8 million loss on the extinguishment of debt, and a $0.6 million interest expense related to the conversion of debt to equity at a discount to the offering price.

Deferred income tax benefit increased by $0.2 million due to the acquisitions of the 2WR Entities and Emerald.

As a result of the above, we incurred a net loss of $2.4 million for the six months ended June 30, 2022, or a net loss per share of ($0.23), compared to a net loss of $0.3 million for the six months ended June 30, 2021, or a net loss per share of ($0.03).

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

The following table reconciles net loss attributable to the Company to Adjusted EBITDA for the periods presented:

	Three months Ended June 30,		Six months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$(1,739,304)	$1,257,444	$(2,435,521)	$(331,138)
Interest expense	7,658	4,624	15,317	322,067
Interest expense – BCF	–	–	–	636,075
Interest income	(47,275)	–	(127,126)	–
Income tax benefit	(76,453)	–	(184,512)	–
Loss on extinguishment of debt	–	–	–	790,723
Stock-based compensation	882,000	299,602	1,764,000	590,407
Depreciation and amortization	371,557	53,941	589,835	109,626
Transaction & new entity costs	15,535	-	70,760	–
Non-recurring legal fees	57,382	-	218,929	–
PPP Loan forgiveness	–	(1,032,316)	–	(1,032,316)
Adjusted EBITDA	$(528,900)	$583,295	$(88,318)	$1,085,444

BACKLOG

Backlog is a financial measure that generally reflects the dollar value of revenue that the Company expects to realize in the future. Although backlog is not a term recognized under generally accepted accounting principles in the United States (“GAAP”), it is a common measure used by companies operating in our industries. We report backlog for the following revenue categories: (i) Equipment Systems; (ii) Construction Design-Build; and (iii) Services. We define backlog for Equipment Systems and Services as signed contracts for which customer deposits have been received. Construction Design-Build backlog is comprised of construction projects once the contract is awarded and to the extent we believe funding is probable. Our Construction Design/Build backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business, and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable.

Our backlog as of June 30, 2022, March 31, 2022, and December 31, 2021 for each of our revenue categories is reflected in the following table (in millions of $):

Revenue Category	June 30, 2022	March 31, 2022	December 31, 2021
Equipment Systems	$7	$16	$25
Construction Design-Build (1)	10	NA	NA
Services	5	6	5

Total	$22	$22	$30

(1) - Construction Design-Build revenue and backlog relate to the operations of Emerald C.M. which was acquired by the Company on April 30, 2022.

Historically, the majority of our Equipment Systems and Services backlog has been retired and converted into revenue within two quarters. At June 30, 2022, we expected approximately 85% of our Construction Design-Build backlog to be completed in the next 12 months.

Certain Construction Design-Build contracts contain options that are exercisable at the discretion of our customer to award additional work to us, without requiring us to go through an additional competitive bidding process. In addition, some customer contracts also contain task orders that are signed under master contracts pursuant to which we perform work only when the customer awards specific task orders to us.

Although the majority of the contracts in our Construction Design-Build backlog may be canceled or modified at the election of the customer, we have not experienced material amounts of contract cancellations or modifications. Many Construction Design/Build projects are added to our contract backlog and completed within the same fiscal year and therefore may not be reflected in our beginning or year-end Construction Design/Build backlog amounts.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $22.8 million, which represented a decrease of $11.8 million from December 31, 2021 due to the following changes:

●	Net cash used by operating activities was $4.9 million. This use of cash is primarily the net effects of a $10.1 million decrease in customer deposits, a $1.3 million decrease in accounts payable and accrued expenses, and a $6.1 million decrease in prepayments and other assets. As of June 30, 2022, we had $3.3 million in customer deposits compared to $13.3 million as of December 31, 2021. We require prepayments from customers before any design work is commenced and before any material is ordered from the vendor. These prepayments are booked to the customer deposits liability account when received. We expect customer deposits to be relieved from the deposits account no longer than 12 months for each project. As of June 30, 2022, we had $6.1 million of vendor prepayments compared to $11.2 million as of December 31, 2021. As of June 30, 2022, we had $11.3 million in accounts payable and accrued expenses compared to $9.9 million as of December 31, 2021.

●	Net cash used in investing activities was $3.1 million, primarily from the acquisition of Emerald. We have no material commitments for capital expenditures as of June 30, 2022.

●	Net cash used by financing activities was $3.8 million, primarily due to the repurchase of treasury shares.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2022.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the six months ended June 30, 2022, there were no material changes made to the Company’s significant accounting policies.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2022, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the six months ended June 30, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we become involved in or are threatened with legal disputes. While most of these disputes are not likely to have a material effect on our business, financial condition, or operations, the following matters are deemed by the Company to be material either due to the costs of litigation or the potential negative impacts to the Company should these matters not be resolved in our favor:

●	Great Green Theory – Emerald filed a lien and brought a suit in the Superior Court of Berkshire, Massachusetts to foreclose on the lien against Great Green Theory Land, LLC and Great Green Theory Cultivation, LLC who are the owners of the land and a construction project in Lee, Massachusetts. Emerald is claiming breach of contract and quantum merit against Great Green Theory for failure to pay approximately $1,326,286.28 in payment applications, of which approximately half of that amount is due and owning to subcontractors on the project. Great Green Theory has filed counterclaims against Emerald claiming liquidated damages of approximately $1,010,000 for alleged unjustifiable delays on the project and alleging construction defects in the project.

o	Account Receivable of $500,000 acquired in Emerald transaction – The selling Emerald shareholders have agreed to indemnify and defend the Company for any litigation or judgement stemming from this lawsuit. The Company has recorded the full $500,000 as a receivable on the opening balance sheet as of the date of the acquisition.

o	Legal Costs to collect the Account Receivable of $500,000 – The Company has agreed to split the legal costs of this claim until the funds are recovered or until the claim of liquidated damages is relieved. Total estimated legal costs associated with this claim are approximately $250,000. The Company recorded 50% of this amount as a liability on the opening balance sheet as of the date of the acquisition.

●	Pullar – urban-gro’s former Chief Financial Officer, George Pullar filed a suit in the District Court of Boulder County, Colorado against urban-gro and Bradley Nattrass, in his capacity as urban-gro’s CEO, claiming breach of fiduciary duty. urban-gro has since been dismissed without prejudice from the suit. The remaining claim stems from a settlement agreement with Mr. Pullar and allegations that Mr. Natrrass failed to share enough non-public material information about urban-gro’s plans for fundraising that would have impacted Mr. Pullar’s decision to enter into the settlement agreement. urban-gro’s director and officer liability insurance carrier has indicated coverage is available to Mr. Nattrass for this suit. We believe we have substantial defenses to the claim asserted in this lawsuit and intend to vigorously defend this action.

●	Crest Ventures, LLC – We have been sued in a putative breach of contract case in the District Court for Arapahoe County, Colorado. The allegations in the action are based on a claim that Crest Ventures, LLC is entitled to commission compensation on the February 2021 uplisting of our common stock to the Nasdaq Capital Market. We believe we have substantial defenses to the claim asserted in this lawsuit and intend to vigorously defend this action.

●	Sunflower Bank – We have filed a lawsuit against Sunflower Bank related to fraudulent wire transfers of approximately $5.1 million that were made from our accounts at Sunflower Bank in October 2021. As of the date of this Report, $1.8 million of these funds have been returned to us. We are suing Sunflower Bank for the remaining $3.3 million as we believe that Sunflower Bank failed to follow industry standard procedures designed to prevent such a theft and is therefore liable for the unrecovered balance. We expect Sunflower Bank, Sunflower Bank’s insurers, and/or our insurer to reimburse us for the remaining balance.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2022.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer, a duly authorized officer

By:	/s/ Richard Akright
Richard A. Akright, Principal Financial Officer and Principal Accounting Officer

