Form 10-Q
period 2022-09-30
urban-gro, Inc.
filed 2022-11-10
CIK 1706524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s only class of common stock outstanding as of November 4, 2022 was 10,611,592 shares.

urban-gro, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to future events, challenges we may face, business strategy, future performance, future operations, backlog, financial position, estimated or projected revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe,” “outlook” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to:

●	risks related to our operating strategy;
●	competition for projects in our markets;
●	our ability to predict and respond to new laws and governmental regulatory actions affecting our business, including foreign laws and governmental regulation;
●	our ability to successfully develop new and/or enhancements to our product offerings and develop a product mix to meet demand;
●	our ability to meet or exceed market expectations from analysts;
●	unfavorable economic conditions, increases in interest rates and restrictive financing markets that may cause customers to cancel contracts reflected in our backlog or cause sales to decrease;
●	our ability to successfully identify, manage and integrate acquisitions;
●	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;
●	climate change and related laws and regulations;
●	our ability to manage our supply chain in a manner that ensures that we are able to obtain adequate raw materials, equipment and essential supplies in a timely manner and at favorable prices;
●	our ability to attract and retain key personnel;
●	risks associated with concentration of a large portion of our business from a relatively small number of key clients/customers and the effect a loss of a key client/customer could have on our business;
●	risks associated with customers or suppliers not fulfilling contracts;
●	risks associated with reliance on key suppliers and risks such suppliers could change incentive programs that negatively affect our returns;
●	the impact of inflation on costs of labor, raw materials and other items that are critical to our business;
●	property damage and other claims and insurance coverage issues;
●	the outcome of litigation or disputes;
●	risks related to our information technology systems and infrastructure, including cybersecurity incidents;
●	our ability to maintain effective internal control over financial reporting; and
●	other events outside of our control.

These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

urban-gro, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$18,605,182	$34,592,190
Accounts receivable, net	12,234,400	13,125,685
Contract receivables	1,270,902	—
Inventories	310,996	514,756
Prepaid expenses and other current assets	4,852,262	11,248,266
Total current assets	37,273,742	59,480,897

Non-current assets:
Property and equipment, net	830,406	207,496
Operating lease right of use assets, net	1,193,161	689,704
Investments	2,546,574	4,210,358
Goodwill	12,127,124	7,992,121
Intangible assets, net	4,461,403	1,575,466
Total non-current assets	21,158,668	14,675,145

Total assets	$58,432,410	$74,156,042

Liabilities
Current liabilities:
Accounts payable	$6,508,946	$6,066,896
Contract liabilities	2,026,161	—
Accrued expenses	5,747,624	3,878,278
Customer deposits	1,929,829	13,345,451
Contingent consideration	2,400,771	1,563,000
Operating lease liabilities	354,403	152,459
Total current liabilities	18,967,734	25,006,084

Non-current liabilities:
Deferred tax liability	1,097,208	440,625
Operating lease liabilities	863,325	542,003
Total non-current liabilities	1,960,533	982,628

Total liabilities	20,928,267	25,988,712

Shareholders’ Equity
Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding	—	—

Common stock, $0.001 par value; 100,000,000 shares authorized; 11,948,718 issued and 10,611,592 outstanding as of September 30, 2022, and 11,588,110 issued and 10,733,195 outstanding as of December 31, 2021	11,949	11,588
Additional paid in capital	83,068,423	78,679,220
Treasury shares, cost basis: 1,337,126 shares as of September 30, 2022 and 854,915 shares as of December 31, 2021	(11,639,937)	(7,683,490)
Accumulated deficit	(33,936,292)	(22,839,988)
Total shareholders’ equity	37,504,143	48,167,330

Total liabilities and shareholders’ equity	$58,432,410	$74,156,042

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Equipment systems	$3,879,272	$16,454,321	$31,024,187	$39,978,388
Services	2,839,338	1,461,041	9,505,396	2,009,961
Construction design-build	5,384,267	-	8,301,588	-
Consumable products	265,416	372,449	871,488	1,165,115
Total Revenue	12,368,293	18,287,811	49,702,659	43,153,464

Cost of Revenue	9,775,697	14,029,677	38,706,102	33,332,303
Gross profit	2,592,596	4,258,134	10,996,557	9,821,161

Operating expenses:
General and administrative	5,792,418	3,584,247	14,758,506	8,181,506
Intangible asset amortization	304,339	101,149	773,063	101,727
Business development	3,299,864	-	3,299,864	-
Stock-based compensation	96,767	506,034	1,860,767	1,096,441
Total operating expenses	9,493,388	4,191,430	20,692,200	9,379,674

Income (loss) from operations	(6,900,792)	66,704	(9,695,643)	441,487

Non-operating income (expenses):
Interest expense	(7,088)	(4,331)	(22,270)	(326,397)
Interest income	94,200	9,172	221,329	23,562
Write-down of investment	(1,710,358)	-	(1,710,358)	-
Interest expense – beneficial conversion of notes payable	-	-	-	(636,075)
Loss on extinguishment of debt	-	-	-	(790,723)
PPP Loan Forgiveness	-	-	-	1,032,316
Other income (expense)	(210,399)	(11,889)	(147,528)	(15,652)
Total non-operating income (expenses)	(1,833,645)	(7,048)	(1,658,827)	(712,969)

Income (loss) before income taxes	(8,734,437)	59,656	(11,354,470)	(271,482)

Income tax expense (benefit)	(73,654)	-	(258,166)	-
Net income (loss)	$(8,660,783)	$59,656	$(11,096,304)	$(271,482)

Comprehensive income (loss)	$(8,660,783)	$59,656	$(11,096,304)	$(271,482)
Earnings (loss) per share:
Earnings (loss) per share - basic	$(0.81)	$0.01	$(1.05)	$(0.03)
Earnings (loss) per share - dilutive	$(0.81)	$0.00	$(1.05)	$(0.03)

Weighted average share - basic	10,674,796	11,440,255	10,577,453	10,177,482
Weighted average shares - dilutive	10,674,796	12,204,530	10,577,453	10,177,482

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, June 30, 2022	11,911,043	$11,911	$82,971,694	$(25,275,509)	$(11,456,667)	$46,251,429
Stock-based compensation	-	-	96,767	-	-	96,767
Treasury stock	-	-	-	-	(183,270)	(183,270)
Stock grant program vesting	37,675	38	(38)	-	-	-
Net income (loss) for period ended September 30, 2022	-	-	-	(8,660,783)	-	(8,660,783)
Balance, September 30, 2022	11,948,718	$11,949	$83,068,423	$(33,936,292)	$(11,639,937)	$37,504,143

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, June 30, 2021	11,222,914	$11,223	$75,227,775	$(22,295,459)	$(3,474,270)	$49,469,269
Stock-based compensation	-	-	506,034	-	-	506,034
Stock issuance related to acquisition	202,066	202	1,999,798	-	-	2,000,000
Stock issued in conversion of warrants	4,078	4	(4)	-	-	-
Stock grant program vesting	68,681	68	(68)	-	-	-
Common stock repurchased	-	-	-	-	(3,427,541)	(3,427,541)
Stock Options Exercised	33,105	33	202,797	-	-	202,830
Net income (loss) for period ended September 30, 2021	-	-	-	59,656	-	59,656
Balance, September 30, 2021	11,530,844	11,530	$77,936,332	$(22,235,803)	$(6,901,811)	$48,810,248

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, December 31, 2021	11,588,110	$11,588	$78,679,220	$(22,839,988)	$(7,683,490)	$48,167,330
Stock-based compensation	-	-	1,860,767	-	-	1,860,767
Treasury stock	-	-	-	-	(3,956,447)	(3,956,447)
Stock grant program vesting	37,675	38	(38)	-	-	-
Stock exercised	4,555	5	28,792	-	-	28,797
Stock issuance related to acquisition	283,515	283	2,499,717	-	-	2,500,000
Stock issued with exercise of warrants	34,863	35	(35)	-	-	-
Net income (loss) for period ended September 30, 2022	-	-	-	(11,096,304)	-	(11,096,304)
Balance, September 30, 2022	11,948,718	$11,949	$83,068,423	$(33,936,292)	$(11,639,937)	$37,504,143

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, December 31, 2020	4,718,714	$4,719	$14,553,438	$(21,964,321)	$-	$(7,406,164)
Stock-based compensation	-	-	1,096,441	-	-	1,096,441
Beneficial conversion feature	-	-	636,075	-	-	636,075
Conversion of Bridge Financing	254,425	254	1,907,971	-	-	1,908,225
Stock grant program vesting	85,267	85	(85)	-	-	-
Stock issuance related to offering, net of offering costs of $4,596,257	6,210,000	6,210	57,497,533	-	-	57,503,743
Stock issuance related to acquisition	202,066	202	1,999,798	-	-	2,000,000
Common stock repurchased	-	-	-	-	(6,901,811)	(6,901,811)
Stock issued with exercise of warrants	22,490	22	9,974	-	-	9,996
Stock Options Exercised	37,882	38	235,187	-	-	235,225
Net income (loss) for period ended September 30, 2021	-	-	-	(271,482)	-	(271,482)
Balance, September 30, 2021	11,530,844	$11,530	$77,936,332	$(22,235,803)	$(6,901,811)	$48,810,248

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(11,096,304)	$(271,482)
Adjustments to reconcile net income (loss) from operations:
Depreciation and amortization	1,116,585	263,932
Deferred income tax benefit	(258,166)
Amortization of deferred financing costs	-	103,632
Loss on extinguishment of debt	-	790,723
PIK interest	(46,574)	-
Interest on convertible notes	-	53,725
Impairment of investment	1,710,358	-
Stock-based compensation expense	1,860,767	1,096,441
Beneficial conversion of Bridge notes	-	636,075
Inventory write-offs	(60,799)	26,792
Bad debt expense	65,000	28,248
PPP loan forgiveness	-	(1,032,316)
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	2,222,194	(3,229,513)
Inventories	264,559	(94,101)
Prepayments and other assets	6,885,588	(5,237,138)
Accounts payable and accrued expenses	(97,142)	2,672,135
Operating leases	(139,251)	-
Customer deposits	(11,415,622)	4,517,732
Net Cash Provided By (Used In) Operating Activities	(8,988,807)	324,885

Cash Flows from Investing Activities
Business combinations, net of cash acquired	(2,709,148)	(5,551,642)
Purchases of property and equipment	(252,902)	(189,815)
Net Cash Used In Investing Activities	(2,962,050)	(5,741,457)

Cash Flows from Financing Activities
Repurchase of common stock	(3,956,447)	(6,901,811)
Proceeds from issuance of Common Stock, net of offering costs	-	58,405,686
Repayment of debt	-	(5,755,845)
Proceeds from stock issuance	28,796	-
Payment of finance lease ROU liability	(108,500)	-
Net Cash Provided By (Used In) Financing Activities	(4,036,151)	45,748,030

Net Increase (Decrease) in Cash	(15,987,008)	40,331,458
Cash at Beginning of Period	34,592,190	184,469
Cash at End of Period	$18,605,182	$40,515,927

Supplemental Cash Flow Information:
Interest paid	$22,271	$222,765
Operating lease right of use asset	$421,049	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued related to acquisitions	$2,500,000	$2,000,000
Operating lease right of use assets and liabilities extension	$542,903	$632,725
PPP Loan Forgiveness	$-	$1,032,316

See accompanying notes to unaudited condensed consolidated financial statements urban-gro, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, ACQUISITIONS, AND LIQUIDITY

Organization

urban-gro, Inc. (“we,” “us,” “our,” the “Company,” or “urban-gro”) is an integrated professional services and design-build firm. We offer value-added architectural, engineering, and construction management solutions to the Controlled Environment Agriculture (“CEA”), industrial, healthcare, and other commercial sectors. Innovation, collaboration, and a commitment to sustainability drive our team to provide exceptional customer experiences. To serve our horticulture clients, we engineer, design and manage the construction of indoor CEA facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, construction, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running. We also serve a broad range of commercial and governmental entities, providing them with planning, consulting, architectural, engineering and construction design-build services for their facilities. We aim to work with our clients from inception of their project in a way that provides value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of engineering and managed services complemented by a vetted suite of select cultivation equipment systems.

Acquisitions

Emerald

On April 29, 2022 (the “Emerald Closing Date”), the Company acquired all of the issued and outstanding capital stock (the “Emerald Acquisition”) of Emerald Construction Management, Inc. (“Emerald”) from its shareholders (collectively, the “Emerald Sellers”) through a forward merger into a wholly owned subsidiary of urban-gro, which has subsequently changed its name post-merger to Emerald Construction Management, Inc. The aggregate initial purchase price for the Emerald Acquisition was $7.8 million (the “Initial Emerald Purchase Price”), which represented $7.0 million in initial purchase price and an estimated $0.8 million in working capital adjustments.

The Initial Emerald Purchase Price was payable as follows: $3.3 million in cash to the Emerald Sellers, net of satisfaction of Emerald’s outstanding debt of approximately $0.4 million; and 283,515 shares of the Company’s common stock valued at $2.5 million issued to the Emerald Sellers. The value of the shares of the Company’s common stock issued at closing was determined based upon the daily volume weighted average closing price (“VWAP”) of the Company’s common stock in the ten trading days prior to the signing date of the Emerald Acquisition Agreement.

The Emerald Sellers may earn up to $2.0 million of contingent consideration (the “Emerald Contingent Consideration”) based on the performance of Emerald during the 2-year period following the Emerald Closing Date. The Emerald Contingent Consideration is payable quarterly in shares of the Company’s common stock for a two-year period and will be equal to 35% of Emerald’s Quarterly Gross Profit (as defined in the Emerald Acquisition Agreement). The value of such shares will be determined based upon the VWAP of the Company’s common stock in the ten trading days prior to the end of the applicable quarter the Quarterly Gross Profit is calculated. The Company accounted for the acquisition of Emerald as follows:

Purchase Price	$7,671,557

Allocation of Purchase Price:
Cash	$622,641
Accounts receivable	$2,666,811
Contract receivable	$494,456
Prepayments and other assets	$38,086
Property and equipment	$403,008
ROU asset	$82,408
Goodwill	$4,135,006
Intangible assets	$3,659,000
Accrued expenses	$2,361,302
Contract liabilities	$1,071,399
ROU liability	$82,408
Deferred tax liability	$914,750

The following pro forma amounts reflect the Company’s results as if the acquisition of Emerald had occurred on January 1, 2021. These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition to reflect the additional amortization of intangibles.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	12,368,293	25,911,249	61,384,107	58,974,083
Net Income (loss)	(8,597,133)	561,630	(10,155,899)	(15,053)

Acquired goodwill from Emerald represents the value expected to arise from organic growth and an opportunity to expand into a well-established market for the Company.

2WR

On June 28, 2021, the Company’s wholly-owned subsidiary, urban-gro Architect Holdings, LLC (the “Buyer”), and the 2WRCO Shareholders, the 2WRGA Shareholders, the MJ12 Shareholders, and the 2WRMS Shareholders (collectively, the “2WR Sellers”), and Sam Andras, an individual entered into a Stock Purchase Agreement (the “2WR Purchase Agreement”), pursuant to which the Buyer would purchase all of the issued and outstanding capital stock of 2WR of Colorado, Inc., a Colorado corporation (“2WRCO”), 2WR of Georgia, Inc., a Georgia corporation (“2WRGA”), MJ12 Design Studio, Inc., a Colorado corporation (“MJ12”) (collectively, the “2WR Purchased Shares”) from the 2WR Sellers. In connection with the acquisition of the 2WR Purchased Shares, the Buyer entered into an affiliate relationship with 2WR of Mississippi, P.C., a Mississippi professional corporation (“2WRMS” and together with 2WRCO, 2WRGA and MJ12, the “2WR Entities”). The transaction closed on July 30, 2021. The aggregate initial purchase price for the 2WR Purchased Shares was $10.5 million (the “2WR Purchase Price”), which represented $9.1 million in purchase price and an estimated $1.4 million in working capital adjustments.

The 2WR Purchased Shares were payable as follows: $6.5 million in cash, net of the satisfaction of 2WR’s outstanding debt of $0.5 million; and 202,066 shares of the Company’s common stock valued at $2.0 million issued to the 2WR Sellers (the “2WR Closing Payment Shares”). The value of the shares of the Company’s common stock issued at closing was determined based upon the daily VWAP of the Company’s common stock in the ten trading days prior to the signing date of the 2WR Purchase Agreement.

The 2WR Purchase Agreement provides for additional earnout payments (“2WR Earnout Payments”) to the 2WR Sellers of up to an aggregate amount of $2.0 million, payable in cash or unregistered shares of the Company’s common stock in the Buyer’s sole discretion. The 2WR Earnout Payments are payable quarterly for a two-year period and will be equal to 20% of the 2WR Entities’ quarterly gross profit (as defined in the 2WR Purchase Agreement). The value of the 2WR Closing Payment Shares was determined based upon the VWAP of the Company’s common stock in the ten trading days prior to the issuance of such shares. If paid in shares, the value of 2WR Earnout Payments will be determined based upon the VWAP of the Company’s common stock in the ten trading days prior to the end of the applicable quarter. The Company accounted for the acquisition of the 2WR Entities as follows:

Purchase Price	$10,058,536

Allocation of Purchase Price:
Cash	$950,690
Accounts receivable	$1,676,208
Prepayments and other assets	$42,752
Property and equipment	$9,351
Goodwill	$7,090,054
Intangible assets	$1,762,500
Accrued expenses	$1,032,394
Deferred tax liability	$440,625

The following pro forma amounts reflect the Company’s results as if the acquisition of the 2WR Entities had occurred on January 1, 2021. These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition to reflect the additional amortization of intangibles.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	12,368,293	19,225,173	49,702,659	47,842,906
Net Income (loss)	(8,660,783)	389,217	(11,096,304)	1,022,095

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

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the nine months ended September 30, 2022, there were no material changes made to the Company’s significant accounting policies.

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

Contract Assets and Liabilities

The timing of when the Company bills customers on long-term construction contracts is generally dependent upon agreed-upon contractual terms, which may include milestone billings based on the completion of certain phases of the work, or when services are provided. When as a result of contingencies, billings cannot occur until after the related revenue has been recognized, the result is unbilled revenue, which is included in contract assets. Additionally, the Company may receive advances or deposits from customers before revenue is recognized, the result is deferred revenue, which is included in contract liabilities.

Retainages subject to conditions other than the passage of time are included in contract assets and contract liabilities.

Contract assets represent revenues recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts. Contract liabilities represent the Company’s obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which contract receivables are outstanding.

The following table provides information about contract assets and contract liabilities from contracts with customers as of September 30, 2022:

Contract assets
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$1,009,760

Retainage included in contract assets due to being conditional on something other than solely passage of time	261,142
Total contract assets	$1,270,902

Contract liabilities
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$2,095,432

Retainage included in contract liabilities due to being conditional on something other than solely passage of time	(69,271)
Total contract liabilities	$2,026,161

NOTE 3 – RELATED PARTY TRANSACTIONS

Cloud 9 Support, LLC (“Cloud 9”) is an entity owned by James Lowe, a director of the Company. Cloud 9 purchases materials from the Company for use with its customers. Total sales to Cloud 9 from the Company were $13,383 and $99,556 during the nine months ended September 30, 2022, and 2021, respectively, and $1,571 and $5,349 during the three months ended September 30, 2022 and 2021, respectively. Outstanding receivables from Cloud 9 as of September 30, 2022 and December 31, 2021 totaled $5,623 and $6,797 respectively.

NOTE 4 – PREPAYMENTS AND OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	September 30, 2022	December 31, 2021
Vendor prepayments	$3,317,075	$10,652,962
Prepaid services and fees	1,485,170	587,505
Other assets	50,017	7,799
Prepayments and other assets	$4,852,262	$11,248,266

NOTE 5 – INVESTMENTS

The components of investments are summarized as follows:

	Edyza	XS Financial
Balances at December 31, 2021	$1,710,358	$2,500,000
Impairment	(1,710,358)	-
PIK interest	-	46,574
Balances at September 30, 2022	$-	$2,546,574

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

During the three months ended September 30, 2022, the Company has fully impaired this investment. The Company notes that the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery has passed, causing an “other than temporary loss.” The Company will continue to monitor any future changes to this impairment and seek to recover any remaining value of its 19.5% ownership. The loss recorded in the three and nine months ended September 30, 2022 was $1.7 million.

XS Financial

On October 30, 2021, the Company’s wholly-owned subsidiary UGFS, LLC, a Colorado limited liability company (“UGFS”), participated in a convertible note offering of Xtraction Services, Inc., a/k/a XS Financial Inc. (CSE: XSF) (OTCQB: XSHLF) (“XSF”), a specialty finance company providing CAPEX financing solutions, including equipment leasing, to Controlled Environment Agriculture (CEA) companies in the United States. UGFS invested $2,500,000 of a total $43,500,000 raised by XSF. The investment is convertible into equity and incurs 9.50% interest payable in cash (8.0%) and payment-in-kind Notes (“PIK”) (1.5%) prior to any Nasdaq listing and 8.0% interest after any listing, pursuant to the Note Purchase Agreement. The debt matures on October 28, 2023, with a one-year option to extend the maturity date at the option of XSF. In addition, UGFS received 1,250,000 warrants with a CAD$0.45 exercise price pursuant to the Warrant instrument. No value was attributed to the warrants at the time of the investment in XFS.

NOTE 6 – GOODWILL & INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill in conjunction with the acquisitions it has completed. The goodwill balances as of September 30, 2022 and December 31, 2021 were $12,127,124 and $7,992,121, respectively. Goodwill is not amortized. There is no goodwill for income tax purposes. The Company did not record any impairment charges related to goodwill for the periods ended September 30, 2022 and 2021.

Intangible Assets Other Than Goodwill

Intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022
Finite-lived intangible assets:	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$2,987,100	$243,940	$2,743,160
Trademarks and trade names	1,737,000	253,241	1,483,759
Backlog and Other	713,837	551,920	161,917
Total finite-lived intangible assets:	5,437,937	1,049,101	4,388,836

Indefinite-lived intangible assets:
Patents	44,276	-	44,276
Trade name	28,291	-	28,291
Total indefinite-lived intangible assets:	72,567	-	72,567
Total Intangible assets, net	$5,510,504	$1,049,101	$4,461,403

	December 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$834,100	$49,649	$784,451
Trademarks and trade names	499,000	41,583	457,417
Backlog and Other	518,404	184,806	333,598
	$1,851,504	$276,039	$1,575,466

The estimated future amortization expense for intangible assets subject to amortization as of September 30, 2022, is summarized below:

Estimated Future
Amortization Expense
Remainder of 2022	$263,428
2023	883,978
2024	799,111
2025	799,111
Thereafter	1,643,208
Total	$4,388,836

Amortization expense for intangible assets for the nine months ended September 30, 2022 and 2021 was $773,063 and $101,727, respectively. Amortization expense for intangible assets for the three months ended September 30, 2022 and 2021 was $304,339 and $101,149, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 30,	December 31,
	2022	2021
Accrued operating expenses	$1,053,367	$628,871
Business development accrual	1,931,280	-
Accrued wages and related expenses	1,017,949	1,887,124
Accrued 401(k)	158,091	23,520
Accrued sales tax payable	1,586,937	1,338,763
	$5,747,624	$3,878,278

NOTE 8 – RISKS AND UNCERTAINTIES

Concentration Risk

The table below shows customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Customers exceeding 10% of revenue:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
Company Customer Number	2022	2021	2022	2021
C000001462	*	58%	12%	51%
C000001140	*	*	16%	*
C000001696	12%	*	*	*

Customers exceeding 10% of accounts receivable:

	September 30,	December 31,
Company Customer Number	2022	2021
C000001462	*	41%
C000001140	14%	23%
C000002187	22%	*

The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:

Vendors exceeding 10% of purchases:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
Company Vendor Number	2022	2021	2022	2021
V000001029	*	10%	19%	*
V000000453	*	18%	*	13%
V000001326	10%	18%	*	13%
V000001372	*	15%	*	15%

Vendors exceeding 10% of accounts payable:

	September 30,	December 31,
Company Vendor Number	2022	2021
V000000453	*	20%
V000001372	*	33%
V000001326	*	12%
V000001740	14%	*
V000001818	15%	*

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

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation expense for the nine months ended September 30, 2022, and 2021 was $1,860,767 and $1,096,441, respectively, based on the vesting schedule of the stock grants and options. Stock-based compensation expense for the three months ended September 30, 2022 and 2021 was $96,767 and $506,034, respectively, based on the vesting schedule of the stock grants and options. No cash flow effects are anticipated for stock grants.

The following schedule shows stock grant activity for the nine months ended September 30, 2022:

Number of shares

Grants unissued as of December 31, 2021	153,673

Issued	542,584
Forfeiture/Cancelled	(139,226)
Grants Vested	(62,172)
Grants unissued as of September 30, 2022	494,859

As of September 30, 2022, the Company has $2.3 million in unrecognized stock-based compensation expense related to these stock grants.

The following schedule shows stock option activity for the nine months ended September 30, 2022.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2021	641,337	7.55	$6.27
Issued	76,246	9.20	$10.48
Forfeiture/Expired	(40,982)	6.81	$6.05
Exercised	(4,555)	-	$6.00
Stock options outstanding as of September 30, 2022	672,046	7.83	$6.76
Stock options exercisable as of September 30, 2022	462,798	7.01	$5.66

The fair value of the options is calculated using the Black-Scholes pricing model based on the market value of the underlying common stock at the valuation measurement date of $10.48, the remaining contractual term of the options of 10 years, risk-free interest rate of 1.61% and expected volatility of the price of the underlying common stock of 100%.

As of September 30, 2022, the Company has $0.3 million in unrecognized stock-based compensation expense related to these stock options. The aggregate intrinsic value of the options outstanding and exercisable at September 30, 2022 is $0.

NOTE 10 – SHAREHOLDERS’ EQUITY

On May 24, 2021, the Board of Directors authorized a stock repurchase program to purchase up to $5.0 million of the currently outstanding shares of the Company’s common stock, over a period of 12 months through open market purchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On January 18, 2022, the Board of Directors authorized a $2.0 million increase to the stock repurchase program, to a total of $7.0 million. On February 2, 2022, the Board of Directors authorized an additional $1.5 million increase to the stock repurchase, to a total of $8.5 million. On September 12, 2022, the Board of Directors authorized an additional $2 million increase to the stock repurchase, to a total of $10.5 million.

During the nine months ended September 30, 2022, the Company repurchased 482,211 shares of common stock at an average price per share of $8.20, for a total price of $4.0 million under this program. During the three months ended September 30, 2022, the Company repurchased 63,123 shares of common stock at an average price per share of $2.90, for a total price of $0.2 million. During the nine months ended September 30, 2021, the company repurchased 421,024 shares of common stock at an average price per share of $9.33, for a total price of $4.0 million. During the three months ended September 30, 2021, the Company repurchased 368,129 shares of common stock at an average price per share of $9.31, for a total of $3.4 million. In total, the Company has repurchased 987,126 shares of common stock at an average of $8.78 per share, for a total price of $8.7 million, under this program.

In February 2021, the Company repurchased 350,000 shares of common stock with an average price per share of $8.50, for a total of $3.0 million, outside of any stock repurchase or publicly announced program.

NOTE 11 – WARRANTS

The following table shows warrant activity for the nine months ended September 30, 2022.

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2021	374,088	$11.26
Exercised	(18,196)	$6.00
Terminated – cashless exercise	(44,393)	$6.00
Warrants outstanding as of September 30, 2022	311,499	$12.32
Warrants exercisable as of September 30, 2022	311,499	$12.32

The weighted-average life of the warrants is 2.10 years. The aggregate intrinsic value of the warrants outstanding and exercisable as of September 30, 2022 is $0.

NOTE 12 – BUSINESS DEVELOPMENT

During 2021, the Company purchased lights from one of its international vendors to fulfill an order for a major customer. Subsequent to the sale, delivery and installation of the lights, the customer noted the lights were not performing as the manufacturer had stipulated. The Company performed tests of the lights and confirmed the performance metrics did not meet the manufacturer’s specifications. The Company worked with the customer to determine a lighting solution of replacement lights, sourced from the vendor, that would meet their needs. The customer has been a key customer to the Company and the Company expects to continue to do significant business with the customer in the future. In order to immediately satisfy the customer in this matter, during the third quarter of 2022, the Company agreed to supply the replacement lighting solution to the customer at the Company’s expense while the Company continues to work with the vendor to resolve the original defective lighting issue, including, claims for reimbursement of the expense.

During the three months ended and at September 30, 2022, the Company delivered $1.3 million of replacement lighting equipment and accrued an additional $2.0 million of expense for the remaining order total for shipments delivered in October 2022. The total business development expense recorded in the three months ended September 30, 2022 was $3.3 million. This expense is a one-time expense.

NOTE 13 – INCOME TAXES

The Company has experienced losses for both book and tax purposes since inception. The deferred income tax benefit for the three and nine month periods ended September 30, 2022 relates to the reduction in the deferred tax liability associated with the amortization of the intangible assets from the acquisitions of the Emerald and 2WR Entities.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated events and transaction occurring subsequent to September 30, 2022 up to the date of this filing of these condensed consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

On October 10, 2022, the Company signed a binding term sheet to acquire substantially all of the operating assets of Dawson Van Orden, Inc. (“DVO”), an engineering firm with significant experience in indoor CEA, for a total purchase consideration of up to $7.3 million. The asset acquisition of DVO was completed on October 31, 2022 by urban-gro Engineering, Inc., d/b/a DVO, a wholly owned subsidiary of the Company. The Company funded the $7.3 million purchase price, which includes a contingent consideration of up to $1.1 million paid in cash or equity at the Company’s discretion, with $1.3 million in cash, a promissory note of $3.8 million to be paid out over four quarters, and $1.1 million of its common stock at a pre-set price of $4 per share.

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

On October 31, 2022, we acquired substantially all of the operating assets of Dawson Van Order, Inc, an engineering firm. On April 29, 2022, we acquired Emerald Construction Management, a general contracting and construction management firm. On July 30, 2021, we acquired three architecture design firms (2WR Colorado, Inc, 2WR Georgia, Inc. and MJ12 Design Studios, Inc., collectively the “2WR Entities”) from their shareholders. The 2WR Entities were under common ownership and management. We design and build high performance facilities in several sectors. Within the CEA sector, we design these facilities and while building them, we then integrate complex environmental equipment systems into them. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running.

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

ii.	Value-Added Reselling (“VAR”) of Cultivation Equipment Systems

iii.	Strategic Vendor Relationships with Premier Manufacturers

Historically, the majority of our clients are commercial CEA cultivators. However, through our acquisitions we have seen our client base across the industrial, healthcare, and other commercial sectors grow as well. We believe one of the key points of our differentiation that clients value is the depth of experience of our employees and our Company. We currently employ approximately 140 individuals, inclusive of the DVO acquisition. Approximately two-thirds of our employees are considered experts in their areas of focus, and our team includes Designers (Architects, Interior Designers, Cultivation Space Planners), Professional Engineers (Mechanical, Electrical, Plumbing), Engineers (Controls, and Agricultural), Construction Managers (superintendents, supervisors, project managers) and individuals with Masters Degrees in Plant Science, Horticulture, and Business Administration. As a company, we have worked on 1000s of projects and well over 500 projects at indoor CEA facilities and believe that the experience of our team and Company provides clients with the confidence that will proactively keep them from making common costly mistakes during the build out process that impacts operational stages. Our expertise translates into clients saving time, money, and resources through expertise that they can leverage without having to add headcount to their own operations. We provide this experience in addition to offering a platform of the highest quality equipment systems that can be integrated holistically into our clients’ facilities.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2022 and 2021

During the three months ended September 30, 2022, we generated revenues of $12.4 million compared to revenues of $18.3 million during the three months ended September 30, 2021, a decrease of $5.9 million, or 32%. This decrease in revenues is a result of the following changes in individual revenue components:

●	Equipment systems revenue decreased $12.6 million due to a reduction in capital equipment spending by customers;
●	Services revenue increased $1.4 million, primarily from the acquisition of the 2WR Entities;
●	Construction design-build revenue increased $5.4 million, exclusively from the acquisition of Emerald; and
●	Consumable product sales decreased $0.1 million.

During the three months ended September 30, 2022, cost of revenues was $9.8 million compared to $14.0 million during the three months ended September 30, 2021, a decrease of $4.2 million, or 30%. This decrease is directly attributable to the overall decrease in revenues indicated above.

Gross profit was $2.6 million (21% of revenues) during the three months ended September 30, 2022, compared to $4.2 million (23% of revenue) during the three months ended September 30, 2021. Gross profit as a percentage of revenues decreased primarily due to an increase in lower margin Construction design-build revenue offset by an increase in higher margin services revenue. Margins on equipment systems revenues did not materially impact the change in the overall gross profit percentages.

Operating expenses increased by $5.3 million, or 126%, to $9.5 million for the three months ended September 30, 2022 compared to $4.2 million for the three months ended September 30, 2021. This was due to a one-time $3.3 million increase in business development costs as well as a $2.2 million increase in general and administrative operating expenses in part due to an increase in salary, marketing, and travel expenses attributable to the acquisitions of the 2WR Entities and Emerald, a $0.4 million decrease in stock-based compensation expense, primarily due to the elimination of unvested stock grants for employees no longer employed by the Company, and a $0.2 million increase in intangible asset amortization due solely to the acquisitions of the 2WR Entities and Emerald.

Non-operating expense was $1.8 million for the three months ended September 30, 2022, compared to non-operating expenses of $0.0 million for the three months ended September 30, 2021, an increase of $1.8 million. This was primarily due to a $1.7 million loss from the impairment of the Edyza investment.

Deferred income tax benefit increased by $0.1 million due to the acquisitions of the 2WR Entities and Emerald.

As a result of the above, we incurred a net loss of $8.7 million for the three months ended September 30, 2022, or a net loss per share of ($0.81), compared to net income of $0.1 million for the three months ended September 30, 2021, or a fully diluted net income per share of $0.0.

Comparison of Results of Operations for the nine months ended September 30, 2022 and 2021

During the nine months ended September 30, 2022, we generated revenues of $49.7 million compared to revenues of $43.2 million during the nine months ended September 30, 2021, an increase of $6.5 million, or 15%. This increase in revenues is a result of the following changes in individual revenue components:

●	Equipment systems revenue decreased $9.0 million primarily due to a decrease in capital equipment spending by our customers;
●	Services revenue increased $7.5 million due primarily to the acquisition of the 2WR Entities;
●	Construction design-build revenue increased $8.3 million exclusively due to the acquisition of Emerald; and
●	Consumable product sales decreased $0.3 million.

During the nine months ended September 30, 2022, cost of revenues was $38.7 million compared to $33.3 million during the nine months ended September 30, 2021, an increase of $5.4 million, or 16%. This increase is directly attributable to the increase in revenues indicated above.

Gross profit was $11.0 million (22% of revenues) during the nine months ended September 30, 2022 compared to $9.8 million (23% of revenue) during the nine months ended September 30, 2021. Gross profit as a percentage of revenues decreased primarily due to an increase in lower margin construction design-build revenues offset by an increase in higher margin services revenues. Margins on equipment systems revenues did not materially impact the change in the overall gross profit percentages.

Operating expenses increased by $11.3 million, or 121%, to $20.7 million for the nine months ended September 30, 2022 compared to $9.4 million for the nine months ended September 30, 2021. This was due to a one-time $3.3 million increase in business development costs as well as a $6.5 million increase in general and administrative expenses, mainly due to an increase in salary, marketing, and travel expenses, in part related to the acquisitions of the 2WR Entities and Emerald, a $0.8 million increase in stock-based compensation expense, primarily due to an increase in the number of total employees included under the plan, and a $0.7 million increase in intangible asset amortization from the acquisitions of Emerald and the 2WR Entities.

Non-operating expense was $1.7 million for the nine months ended September 30, 2022, compared to non-operating expense of $0.7 million for the nine months ended September 30, 2021, a change of $1.0 million. Interest expense decreased by $0.3 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to the elimination of debt. Interest income increased by $0.2 million due to the interest earned on the XS Financial investment. The Company recorded a $1.7 million loss from the write-down of the Edyza investment in the nine months ended September 30, 2022. For the nine months ended September 30, 2021, the Company incurred a $1.0 million gain from the forgiveness of the PPP Loan, a $0.8 million loss on the extinguishment of debt, and $0.6 million in interest expense related to the conversion of debt to equity at a discount to the offering price.

Deferred income tax benefit increased by $0.3 million due to the acquisitions of the 2WR Entities and Emerald.

As a result of the above, we incurred a net loss of $11.1 million for the nine months ended September 30, 2022, or a net loss per share of ($1.05), compared to a net loss of $0.3 million for the nine months ended September 30, 2021, or a net loss per share of ($0.03).

NON-GAAP FINANCIAL MEASURES

The Company uses the supplemental financial measure of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as a measure of our operating performance. Adjusted EBITDA is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it is not a substitute for other measures prescribed by GAAP such as net income (loss), income (loss) from operations, and cash flows from operating activities. We define Adjusted EBITDA as net income (loss) attributable to urban-gro, Inc., determined in accordance with GAAP, excluding the effects of certain operating and non-operating expenses including, but not limited to, interest expense/income, income taxes/benefit, depreciation of tangible assets, amortization of intangible assets, impairment of investments, unrealized exchange losses, debt forgiveness and extinguishment, stock-based compensation expense, and non-recurring legal and acquisition costs, that we do not believe reflect our core operating performance.

Our board of directors and management team focus on Adjusted EBITDA as a key performance and compensation measure. We believe that Adjusted EBITDA assists us in comparing our operating performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance.

The following table reconciles net income (loss) attributable to the Company to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$(8,660,783)	$59,656	$(11,096,304)	$(271,482)
Interest expense	7,088	4,331	22,270	326,397
Interest expense – beneficial conversion feature	–	–	–	636,075
Interest income	(94,200)	(9,172)	(221,329)	(23,562)
Income tax benefit	(73,654)	–	(258,166)	-
Depreciation and amortization	526,750	154,306	1,116,585	263,932
EBITDA	(8,294,799)	209,121	(10,436,944)	931,360
Impairment loss	1,710,358	–	1,710,358	–
Loss on extinguishment of debt	–	–	–	790,723
Stock-based compensation	96,767	506,034	1,860,767	1,096,441
Transaction costs	39,182	141,052	276,246	198,609
One-time employee expenses	670,095	125,000	787,691	125,000
Business development	3,299,864	–	3,299,864	–
Non-recurring legal fees	205,486	–	258,111	-
PPP loan forgiveness	–	–	–	(1,032,316)
Adjusted EBITDA	$(2,273,047)	$981,207	$(2,243,907)	$2,109,817

BACKLOG

Backlog is a financial measure that generally reflects the dollar value of revenue that the Company expects to realize in the future. Although backlog is not a term recognized under generally accepted accounting principles in the United States (“GAAP”), it is a common measure used by companies operating in our industries. We report backlog for the following revenue categories: (i) Equipment Systems; (ii) Construction Design-Build; and (iii) Services. We define backlog for Equipment Systems and Services as signed contracts, with Equipment Systems contracts generally requiring a receipt of a customer deposit. Construction Design-Build backlog is comprised of construction projects once the contract is awarded and to the extent we believe funding is probable. Our Construction Design/Build backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business, and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable.

Our backlog as of September 30, 2022, June 30, 2022, March 31, 2022, and December 31, 2021 for each of our revenue categories is reflected in the following table (in millions of $):

Revenue Category	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Equipment Systems	$5	$7	$16	$25
Construction Design-Build (1)	56	10	NA	NA
Services	6	5	6	$5
Total Backlog	$67	$22	$22	$30

(1) - Construction Design-Build revenue and backlog relate to the operations of Emerald which was acquired by the Company on April 29, 2022.

Historically, the majority of our Equipment Systems and Services backlog has been retired and converted into revenue within two quarters. At September 30, 2022, we expected approximately 70% of our Construction Design-Build backlog to be completed in the next 12 months. At September 30, 2022, one customer accounted for 63% of total backlog.

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

Contracts in our Construction Design-Build backlog may be canceled or modified at the election of the customer. Many Construction Design-Build projects are added to our contract backlog and completed within the same fiscal year and therefore may not be reflected in our beginning or quarter-end Construction Design-Build backlog amounts.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $18.6 million, which represented a decrease of $16.0 million from December 31, 2021 due to the following changes during the nine months ended September 30, 2022:

●

Net cash used in operating activities was $9.0 million. This use of cash is the net effect of the net loss of $11.2 million, offset by non-cash expenses of $4.4 million, and a reduction in net operating assets and liabilities of $2.3 million. The $2.3 million reduction in net operating assets and liabilities is due to the net effects of an $11.4 million decrease in customer deposits, a $0.1 million decrease in accounts payable and accrued expenses, a $6.9 million decrease in prepayments and other assets, and a $2.2 million decrease in accounts receivable. The decrease in accounts receivable includes $1.8 million recovered from the bank wire fraud lawsuit.

●	Net cash used in investing activities was $3.0 million, primarily from the acquisition of Emerald. We have no material commitments for capital expenditures as of September 30, 2022.

●	Net cash used in financing activities was $4.0 million, primarily due to the repurchase of shares of the Company’s common stock.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2022.

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the nine months ended September 30, 2022, there were no material changes made to the Company’s significant accounting policies.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2022, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the nine months ended September 30, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we become involved in or are threatened with legal disputes. While most of these disputes are not likely to have a material effect on our business, financial condition, or operations, the following matters are deemed by the Company to be material either due to the costs of litigation or the potential negative impacts to the Company should these matters not be resolved in our favor:

●	Great Green Theory – Emerald filed a lien and brought a suit in the Superior Court of Berkshire, Massachusetts to foreclose on the lien against Great Green Theory Land, LLC and Great Green Theory Cultivation, LLC who are the owners of the land and a construction project in Lee, Massachusetts. Emerald is claiming breach of contract and quantum merit against Great Green Theory for failure to pay approximately $1.3 million in payment applications, of which approximately half of that amount is due and owed to subcontractors on the project. Great Green Theory has filed counterclaims against Emerald claiming liquidated damages of approximately $1.0 million for alleged unjustifiable delays on the project and alleging construction defects in the project. Two subcontractors on the project have brought suit against Emerald for non-payment to them of which Emerald has not received payment from Great Green Theory.

o	Account Receivable of $0.5 million acquired in Emerald transaction – The selling Emerald shareholders have agreed to indemnify and defend the Company for any litigation or judgement stemming from this lawsuit. The Company has recorded the full $0.5 million as a receivable on the opening balance sheet as of the date of the acquisition.

o	Legal Costs to collect the Account Receivable of $0.5 million – The Company has agreed to split the legal costs of this claim until the funds are recovered or until the claim of liquidated damages is relieved. Total estimated legal costs associated with this claim are approximately $0.3 million. The Company recorded 50% of this amount as a liability on the opening balance sheet as of the date of the acquisition.

●	Pullar – urban-gro’s former Chief Financial Officer, George Pullar filed a suit in the District Court of Boulder County, Colorado against urban-gro and Bradley Nattrass, in his capacity as urban-gro’s CEO, claiming breach of fiduciary duty. urban-gro has since been dismissed without prejudice from the suit. The remaining claim stems from a settlement agreement with Mr. Pullar and allegations that Mr. Natrrass failed to share enough non-public material information about urban-gro’s plans for fundraising that would have impacted Mr. Pullar’s decision to enter into the settlement agreement. urban-gro’s director and officer liability insurance carrier has indicated coverage is available to Mr. Nattrass for this suit. We believe we have substantial defenses to the claim asserted in this lawsuit and intend to vigorously defend this action.

●	Crest Ventures, LLC – The Company has been sued in a breach of contract case in the District Court for Arapahoe County, Colorado. The allegations in the action are based on a claim that Crest Ventures, LLC is entitled to commission compensation on the February 2021 uplisting of our common stock to the Nasdaq Capital Market. We believe we have substantial defenses to the claim asserted in this lawsuit and intend to vigorously defend this action.

●	Sunflower Bank – The Company has filed a lawsuit against Sunflower Bank related to fraudulent wire transfers of approximately $5.1 million that were made from our accounts at Sunflower Bank in October 2021. As of the date of this Report, $1.8 million of these funds have been returned to us and we subsequently received $0.3 million from our insurance company. We are suing Sunflower Bank for the remaining $3.3 million, inclusive of the insurance proceeds, under a theory of breach of contract, negligence, and breach of UCC standards, as we believe that Sunflower Bank failed to follow industry standard procedures designed to prevent such a theft and is therefore liable for the unrecovered balance. Sunflower Bank has filed counterclaims against us for breach of contract and negligence. We expect Sunflower Bank, Sunflower Bank’s insurers, and/or our insurer to reimburse us for the remaining balance.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

The following table summarizes purchases by us of our common stock during the three months ended September 30, 2022:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value ) of shares that may be purchased under the plan(s)
July 1 – July 31, 2022	-	-	924,003	$18,333
August 1 – August 31, 2022	-	-	924,003	$18,333
New Program Authorization (1)				$2,000,000
September 1 – September 30, 2022	63,123	2.90	987,126	$1,835,063
Total	63,123	2.90	987,126	$1,835,063

(1)	The Company’s Board of Directors has authorized the Company to repurchase common stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, 10b5-1 and 10b-18 plans), and/or privately negotiated transactions. The amount, timing, or prices of repurchases, may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board of Directors at any time. On May 24, 2021, the Board of Directors authorized a stock repurchase program to purchase up to $5.0 million of outstanding shares of the Company’s common stock. On January 18, 2022, the Board authorized a $2.0 million increase to the stock repurchase program, to a total of $7.0 million. On February 2, 2022, the Board authorized an additional $1.5 million increase to the stock repurchase, to a total of $8.5 million. On September 12, 2022, the Board authorized an additional $2.0 million increase to the stock repurchase program, to a total of $10.5 million. Since inception of the stock repurchase programs, the Company has repurchased 1.0 million shares at an average price per share of $8.78 for a total of $8.7 million. In February 2021, the Company repurchased 350,000 shares of common stock with an average price per share of $8.50, for a total of $3.0 million, outside of any stock repurchase or publicly announced program.

Unregistered Shares Issued in Connection with the Emerald and 2WR Acquisitions

On April 29, 2022, the Company issued 283,515 shares of the Company’s common stock valued at $2.5 million as part of the Initial Purchase Price of the Emerald Acquisition as more fully described in Note 1 to the Unaudited Condensed Consolidated Financial Statements above.

On June 28, 2021, the Company issued 202,066 shares of the Company’s common stock valued at $2.0 million as part of the initial consideration paid pursuant to the 2WR Purchase Agreement as more fully described in Note 1 to the Unaudited Condensed Consolidated Financial Statements above.

The foregoing issuances of restricted shares of common stock were issued under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company believes the issuance of the foregoing restricted shares was exempt from registration as a privately negotiated, isolated, non-recurring transaction not involving a public solicitation. No commissions were paid regarding the share issuances, and the share certificates were issued with a Rule 144 restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.0	Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 28, 2021), by and between 2WR Entities, urban-gro, Inc., and urban-gro Architect Holdings, LLC.

2.1	Acquisition Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to Form 8-K filed March 14, 2022), by and between Emerald Construction Management, Inc, urban-gro, Inc., and Emerald Merger Sub, Inc.

2.2	First Amendment to Acquisition Agreement and Plan of Merger (incorporated by reference to Exhibit 2.2 to Form 8-K filed May 2, 2022), by and between Emerald Construction Management, Inc, urban-gro, Inc., and Emerald Merger Sub, Inc.

3.1	Certificate of Incorporation of urban-gro, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed October 30, 2020).

3.2	Certificate of Amendment to Certificate of Incorporation of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 5, 2021).

3.3	Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.4 to Form 8-K filed October 30, 2020).

3.4	Amendment No. 1 to Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 12, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10 2022.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass,
Principal Executive Officer, a duly authorized officer

By:	/s/ Richard Akright
Richard A. Akright, Principal Financial Officer and Principal Accounting Officer

