Form 10-K
period 2022-12-31
urban-gro, Inc.
filed 2023-03-30
CIK 1706524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-39933
URBAN-GRO, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5158469
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1751 Panorama Point, Unit G, Lafayette, CO	80026	(720) 390-3880
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	UGRO	NASDAQ
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that audited the registrant's financial statements. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2022 was $40,366,306.
As of March 16, 2023, the registrant had 10,771,991 shares of Common Stock outstanding.
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

Cautionary Information about Forward-Looking Statements

This Annual Report on Form 10-K ("Form 10-K" or this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements related to: future events; challenges we may face; growth strategy; expansion and future operations; the ability to recognize backlog as revenue; financial position; estimated or projected revenues, losses, costs, gross profit, earnings or other financial items; business strategy, prospects, plans and objectives of management; anticipated or pending investigations, legal claims, proceedings or litigation that may involve or affect us; implementation of ESG initiatives; industry-specific trends, events or regulations and the impact of those trends, events and regulations on us or our financial performance; and updates to regulations and the impact of those regulations on us. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as "seek," "anticipate," "plan," "continue," "estimate," "expect," "may," "will," "project," "predict," "potential," "targeting," "intend," "could," "might," "should," "believe," "outlook" and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events

Important factors known to us that could cause such material differences are identified in this Report, including the factors described in Part I, Item 1A, "Risk Factors," and other cautionary statements described in this Report on Form 10-K. These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission ("SEC").
PART I
ITEM 1. BUSINESS
Background
urban-gro, Inc. (together with its wholly owned subsidiaries, collectively "urban-gro," "we," "us," or "the Company") was originally formed on March 20, 2014, as a Colorado limited liability company. In March 2017, we converted to a Colorado corporation and exchanged shares of our common stock for every member interest issued and outstanding on the date of conversion. On October 29, 2020, we reincorporated as a Delaware corporation. On December 31, 2020, we effected a 1-for-6 reverse stock split with respect to our common stock. All information in this Report gives effect to this reverse stock split, including restating prior period reported amounts. On February 12, 2021, we completed an uplisting to the Nasdaq Stock Market under the ticker symbol UGRO.
Overview
urban-gro is an integrated professional services and construction design-build firm. Our business focuses primarily on providing fee-based knowledge-based services as well as the value-added reselling of equipment. We derive income from our ability to generate revenue from our clients through the billing of our employees’ time spent on client projects. We offer value-added architectural, engineering, systems procurement and integration, and construction design-build solutions to customers operating in the controlled environment agriculture ("CEA") and industrial and other commercial ("Commercial") sectors. Our evolution, both organically and through the acquisition of engineering, architecture, and construction management firms has enabled us to successfully diversify into the commercial sectors of the clients we serve, as well as the capabilities we offer, which we believe has helped insulate our business from any one sector. Even with this successful diversification, our main focus and value-add has always been and remains in providing solutions to our CEA clients, where we have experience and expertise in designing, engineering, building, and integrating complex environmental equipment systems into indoor CEA cultivation and retail facilities, and then providing ongoing maintenance, training, and support services to those same facilities.
We aim to work with our clients from inception of their project in a way that provides value throughout the life of their facility. Clients, regardless of sector they are in, engage us to deliver their vision because of our experience and expertise, and because our integrated, design-build solutions offer a value-add approach to design, engineering, procurement, construction-management, construction, and equipment integration, providing a single point of accountability across all aspects of a project.

For our CEA clients in particular, we create high-performance indoor cultivation facilities to grow specialty crops, including cannabis as well as produce such as leafy greens, vegetables, herbs and berries. We also provide design-build solutions for our CEA clients' retail facilities. We help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running. For these CEA clients, our team provides services to meet the most stringent regulatory environments, whether they are energy efficiency goals, Good Agricultural and Collection Practices (GACP), or Good Manufacturing Practice ("GMP") and/or European Medicine Agency EU GMP ("EU/GMP") certification.

While we have successfully diversified our target markets across several commercial sectors, the majority of our clients are commercial CEA cultivators. We believe a key differentiation point that clients value is the depth of our employees’ and Company’s experience. As of December 31, 2022, we employed 152 full time employees, approximately two-thirds of which are considered experts in their areas of focus. Our team includes Designers (Architects, Interior Designers, Cultivation Space Planners), Engineers (Mechanical, Electrical, Plumbing, Controls, and Fire Protection), Construction Managers (Project Managers and Supervisors), and horticulturists. As a company, we have worked on over 1000 CEA projects, and believe that the experience of our team and Company provides clients with the confidence that will proactively keep them from making common costly mistakes during the design and build process that would impact operational stages. Our expertise translates into clients saving time, money, and resources through expertise that they can leverage without having to add headcount to their own operations. We provide this experience in addition to offering a platform of the highest quality equipment systems that can be integrated holistically into our clients’ facilities.
Our Solutions

Since commencing business in March 2014, we have expanded our ongoing operations across North America and Europe while diversifying our services offerings organically and through acquisitions into full design-build solutions by adding design, engineering, construction, and construction-management services, introducing new equipment solutions, products and services, and successfully diversifying into several additional commercial sectors beyond cannabis-focused CEA, including produce-focused CEA; or vertical farming, healthcare, industrial, commercial packaged goods ("CPG"), and retail. We are a trusted partner and adviser to our clients and provide value to our clients regardless of the sector in which they sit or solution for which they are utilizing us.

As is detailed in the Project Delivery Comparison chart below, in the CEA sector, the advantages of the urban-gro design-build model vs the traditional owner-contracted model are clear. There is a single responsible party for our clients' needs from conception through operational start. This results in greater efficiencies throughout the design-build process and a faster speed to launch. Additionally, our experience and expertise within our sectors help to prevent costly mistakes for our clients.

# Project Delivery Comparison

## TRADITIONAL

### Owner Contracted

The traditional owner contracted method requires the owner to find and collaborate with a reputable architect and in addition, source multiple other services and resources.

- Owner's Representative
- Fertigation
- Benching
- Lighting
- Environmental Controls
- Water Treatment
- Extraction
- Architect
- Infusion
- Topographical Survey
- Geotechnical Survey
- Acoustical
- General Contractor
- Equipment System Procurement & Integration

DESIGN SERVICES

**Architect Contracted**

- Civil Design
- Mechanical
- Plumbing
- Fire Protection
- Landscaping
- Electrical
- Structural
- Odor Mitigation

CEA Only

- Cultivation Space Planning
- Integrated Cultivation Design

## UGRO TURNKEY

### Design-Build Contracted

The owner retains just a single point of contact that handles over 20 services.

- Time & Cost Savings in Efficient Service Bundles
- Speed to Launch

**Design-Build Representative**

- Fertigation
- Benching
- Lighting
- Environmental Controls
- Water Treatment
- Extraction
- Infusion
- Topographical Survey
- Geotechnical Survey
- Acoustical
- General Contractor
- Architect
- Civil
- Mechanical
- Plumbing
- Landscaping
- Electrical
- Structural
- Fire Protection
- Odor Mitigation

CEA Only

- Cultivation Space Planning
- Integrated Cultivation Design
- Equipment System Procurement and Integration

Outlined below is an example of a complete end-to-end design-build project that demonstrates how we provide value to our clients over time.

Our design-build solution, when focused on indoor CEA, offers an integrated suite of in-house services and equipment systems that generally fall within the following categories:
•Service Solutions:
•Architectural Design, Engineering, and Construction Services – A comprehensive collection of services including:
i.Pre-Construction Services
ii.Cultivation Space Programming ("CSP")
iii.Architectural Design and Interior Design
iv.Engineering
v.Integrated Cultivation Design ("ICD")
vi.Owner's Representative Services / Construction Management ("CM")
vii.General Contracting ("GC")
•Additional Service Offerings including:
i.Facility and Equipment Commissioning Services
ii.gro-care® Crop and Asset Protection Services including Training Services, Equipment Maintenance Services, Asset Protection Program, and an Interactive Online Operating Support System ("OSS") for gro-care® and client document delivery and project management
iii.Property Condition Assessment ("PCA")

•Integrated Equipment Systems Solutions:
•Design, Source, and Integration of Complex Environmental Equipment Systems including Heating, Ventilation, and Air Conditioning ("HVAC") solutions, Environmental Controls, Fertigation, and Irrigation Distribution
•Value-Added Reselling ("VAR") of Cultivation Equipment Systems
•Strategic Vendor Relationships with Premier Manufacturers

Service Solutions
Architectural Design, Engineering, and Construction Services
We generate revenue by providing our clients with design-build service offerings that include architectural, interior, and engineering design, construction and construction management, as well as services for the operational stages of the facility. Our in-house architectural, interior design, engineering, construction and cultivation design services integrate design with pre-construction services and thereby reduce project schedule and capital investments.
Pre-Construction Services include providing a forecast summary of what it will take to get a high-performance facility built, giving initial indication and detailed analysis of budget, timeline/schedule, and potential large decision impacts including value analysis and value engineering options. The integration of Pre-Construction Services can expedite project completion, lower initial project costs, and help reduce costly change orders.
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

Architectural Design is the implementation of a defined process from development of vision to built environment. Architecture includes the integration and coordination of all project required disciplines such as civil, landscape, structural, mechanical, plumbing and electrical engineering, fire protection, security, interior design, and other specialty disciplines. Our services are built around an integrated design process focused on the collaborative development of client-driven solutions. Specific to the CEA industry, our team’s understanding of the relationship between people, plants, and process helps clients maximize profits and efficiencies while minimizing capital investments, and operational and maintenance costs.

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

Mechanical, Electrical, and Plumbing ("MEP") engineering design focuses on the entire building, not just the cultivation space, which in turn eliminates the "gap" between cultivation systems and the building systems. We provide engineered construction contract documents for mechanical, HVAC, plumbing and electrical systems required for the building permits necessary to obtain a Certificate of Occupancy. Our team evaluates client capabilities, needs, desires, and budget in development of recommended systems through a client-focused collaborative process culminating in the delivery of high-performance and low-maintenance systems.

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

Construction and Construction Management provides all the additional necessary parts to deliver our clients' projects, from the initial estimate and bid process, to subcontractor selection, and management of all construction details. Our skilled project managers, specialized within our clients' sectors, maintain knowledgeable open lines of communication with both clients, onsite superintendents, and internal and external construction partners to manage expectations, costs and schedules.

Our Additional Service Offerings
Our Facility and Equipment Commissioning Services provide a cultivation-level view of the complex system made up by each piece of equipment and ensures systems are running properly. Many of the current service options available to CEA cultivation clients are isolated to vendors providing post-sale service for a single piece of equipment. Our team confirms contractors and specialty trades are installing systems to the design intent allowing for rapid installation, continuous process improvement, and increased revenue for our clients.
gro-care® is a highly differentiated service offering that provides a combination of CEA cultivation facility commissioning and an asset protection program through training, equipment maintenance, on-demand support, standard operating procedures ("SOP"), and a client-specific OSS that acts as an online hub for clients’ ongoing services. Combined, this solution focuses on the troubleshooting, tuning, and support of a myriad of cultivation systems and equipment while further providing guidance for client interactions with tradespeople working on HVAC, electrical, and plumbing in the facility on an ongoing basis.
Our PCA offering provides value to all clients regardless of sector, but also adds unique value for our clients in the CEA sector. PCA includes researching historical records of the building as related to code issues, field documentation of existing conditions, a report of findings with materials systems categorized by condition, and a capital expenditure report for correction of any deficiencies. For our clients in the CEA sector, our PCA offering provides analysis of components specifically within CEA facilities, both with an eye towards critical cultivation and manufacturing systems as well as helping clients understand a facility's ability to meet any state regulations that may have evolved such as adherence to standards such as Current Good Manufacturing Practices ("cGMP"), EU-GMP, and/or World Health Organization guidelines on GACP. PCA provides necessary data for clients to understand options for optimizing operational performance, understanding deficiencies, and property preparing for necessary capital expenditures.
Integrated Equipment Solutions
While our engineers play an integral part in the design of most of the complex equipment systems that are then integrated into a CEA facility, we also provide consultative reselling of more common solutions that we integrate into the overall design. For CEA, the environmental goal is to maintain a stable and consistent vapor pressure deficit ("VPD") according to the client’s priorities through environmental control of relative humidity and temperature during all stages of growth. There are four main variables in CEA that affect plant growth (and can impact VPD): (i) water and nutrients; (ii) environmental control; (iii) CO2; and (iv) lighting. The complex equipment systems that we design and procure for our clients play an important role in helping control and maintain the cultivation facility's environment for plants.
Design, Source, and Integration of Complex Environmental Equipment Systems
Complex Environment Systems for CEA include environmental controls, fertigation and irrigation distribution, a complete line of water treatment and wastewater reclamation systems, and HVAC equipment systems.
As related to systems and equipment, the most significant and influential variable within a CEA facility is the ability to control and maintain the cultivation environment. This is accomplished through the integration of mechanical systems (HVAC), lighting, air movement systems, irrigation systems, and environmental controls. Maintaining a consistent desired temperature and humidity level within the cultivation spaces ensures less stress on plants. urban-gro designs these systems to fit within our clients' budgets and provides our clients' facilities a more stable environment to maximize plant health and yields, minimize crop loss, minimize utility costs, save on capital equipment, and maximize sustainability.
Value-Added Reselling of Cultivation Equipment Systems
We act as an experienced vendor providing VAR to our clients when selling vetted best-in-class commercial horticulture lighting solutions, rolling and automated container benching systems, specialty fans, fertigation/irrigation systems, environmental control systems, and microbial mitigation and odor reduction systems. The acquired knowledge of how each of these systems work in combination with and in tangent to the overall ecosystem is a significant benefit that our engineers and product experts offer to our clients. Not only are many competing products reviewed in each category with the intention of vetting the best solution, but we also continually search out and review competing technologies to ensure that only the best-in-class equipment systems are integrated into our projects. As such, we believe it will be imperative to maintain and to continue to develop close relationships with both existing and new leading technology and manufacturing providers.
Today, we typically do not sell any cultivation equipment systems individually as a one-time sale. The majority of equipment sales are sold as part of a larger all-encompassing project solution that spans over a 12 to 24 month period and includes design, engineering, and the sale of both custom complex and more standard equipment systems.

Strategic Vendor Relationships with Premier Manufacturers
We work closely with leading technology and manufacturing providers to deliver an integrated solution designed to achieve the stated objectives of our clients. We pride ourselves as being equipment agnostic – meaning we do not have allegiances to any single manufacturer – we offer the solution that will best meet the design and budget constraints of our clients and design, engineer, and integrate whatever equipment fits the client's needs.
Revenues and Gross Profit Margins
As our business has evolved and diversified into design-build offerings, our margin profiles have changed. Professional service revenues for engineering design services contracts can be hundreds of thousands of dollars, depending on the spectrum of services desired by the client and the size of the facility. Construction design-build contracts can run in the tens of millions of dollars depending on the overall size of the facility. Equipment revenues for customized equipment systems can be millions of dollars, depending on the size of the cultivation facilities, the complexity and types of systems purchased by the client, and the number of systems purchased by the client. Sales of other products are typically of a recurring nature each month to a client and can be in the tens of thousands of dollars.
Targeted gross profit margins for each of the Company’s revenue categories are as follows:
•Professional services - greater than forty percent;
•Construction design-build services - greater than six percent;
•Customized equipment systems - greater than ten percent; and
•Other products revenues - greater than fifteen percent.
Gross profit margins are highly dependent on the complexity and size of the project.
Our Clients
We primarily market and sell our solutions to clients in the CEA and Commercial sectors. In the CEA sector, our clients include operators and facilitators in both the cannabis and produce markets in the United States, Canada, and Europe. In the Commercial sector, we work with leading food and beverage consumer packaged goods companies in the United States, and clients in healthcare, higher education, and hospitality.
Environment, Social, and Governance
We are continuously striving to develop, maintain, and build upon our environmental, social, and governance ("ESG") practices and credentials. We greatly value ESG considerations as they enable us to better identify material risks and growth potential, leading to better-informed decisions and business outcomes with the goal of maximizing value creation for our shareholders.
To this end, the urban-gro Board of Directors ("Board") recently established an ESG committee as part of our Board. In addition, we have engaged with the services of an independent consulting solution to help educate us and guide us as we develop our ESG roadmap and work towards establishing our priorities in this space. While we engage in those activities, we continue to support ESG in the following ways:
•Environment: As a professional services design-build firm, and a leader in the CEA space, urban-gro has a continuing commitment to Environmental Sustainability in order to help form a better, healthier world for our and future generations. In general, we are aligned with industry best practices around CEA, which include a focus on water conservation and reuse, reducing the carbon footprint of the production and distribution process, and increasing the efficiency of harvests. Utilizing the expertise of our employees, we have assisted in the creation of over 500 CEA facilities worldwide and counting with Leadership in Energy and Environmental Design ("LEED") certified and/or GMP facilities in a variety of commercial sectors focused on reducing waste, water consumption, and carbon consumption. We believe we present a strong opportunity for investors looking for companies focused on providing a more sustainable world for generations to come. As technological advancement continues, we plan to work with our partners to create even more earth-friendly cultivation sites within the CEA sector and projects within other sectors. We are actively exploring opportunities to lower energy use for our customers including but not limited to: active energy management, efficiency measures in HVAC, and innovations in lighting.

•Social: We strive to hire and promote from underrepresented communities in order to become a diverse organization which we believe will bring strength and value to our organization and our shareholders. In addition, we currently are members of and work with the following organizations:
◦Charities: We have been a supporter of Teens for Food Justice ("TFFJ") which is catalyzing a youth-led movement to end food insecurity in one generation through high-capacity, school-based hydroponic farming. We have helped build out and commission their first in-classroom vertical farm in the Denver area located near our headquarters and have committed our team’s time to mentoring students and helping further TFFJ’s goals in addition to working with them on future vertical farms.
◦Associations and Organizations: We are currently members of good standing in several industry organizations and trade groups such as the New England Healthcare Engineer Society ("NEHES"), the Georgia City-County Management Association ("GCMA"), The Georgia Chapter of APPA ("GAPPA"), American Hort, Association for Vertical Farming, the American Society of Heating, Refrigerating, and Air-Conditioning Engineers ("ASHRAE"), the National Cannabis Industry Association ("NCIA") and the National Cannabis Roundtable ("NCR"). Those last two groups, as a part of their work and being born out of the cannabis industry, are dedicated to sensible regulation, criminal justice reform, social equity and community reinvestment.
•Governance: We have several approaches we utilize to guide us for a successful governance program to ensure that our stakeholders’ best interests are acted upon:
◦Board Composition: We have a strong and diverse Board made up of leaders from a variety of fields that help guide our overall efforts. We publish our Board Diversity Matrix on our website at ir.urban-gro.com as well as within our proxy materials each year.
◦Board Committees: We currently utilize four Board committees:
•The Audit Committee which is focused on internal controls, risk management, and multi-discipline oversight enabled by its charter and structure;
▪The Compensation Committee which is focused on compensation principles, policies, and practices for all employees;
▪The Nominating and Corporate Governance Committee which oversees the Company's corporate governance practices and procedures; and
▪The Environmental, Social, and Governance Committee, recently created, which is overseeing the Company's approach to ESG practices and procedures.
◦Guiding Policies: In addition to the above committee charters, we have a Code of Business Ethics and Conduct as well as a Whistleblower Policy which can be found on our website.
◦Cybersecurity: We utilize external consultants to help inform cybersecurity best practices, employ cybersecurity software that is preventative and detective for our infrastructure, and require and provide consistent ongoing training for all employees.
Growth Strategy
Our employees and the application of their acquired knowledge are our most valuable assets as an organization. Our growth strategy involves leveraging this considerable strength as a basis for growth across three pillars of focus and exploration. These three pillars allow us to continue to provide value to our current and future clients:
1.Leverage our Sector Diversification and In-House Capability Offerings
2.Focus on Design-Build Solution
3.Expansion of Geographical Reach

1. Leverage our Sector Diversification and In-House Capability Offerings
Our vision is to be the global leading provider for purpose-built turnkey indoor CEA facilities. To that end, we have and continue to seek to diversify our service capabilities to provide value to our clients through acting as a single point of responsibility in our turnkey design-build, approach. While we will continue to expand our services organically, we began this journey through the acquisition of engineering, architecture, and construction management firms over the last 18-month period. This in-house service capability diversification also brought with it a diversified client base that included clients from sectors outside of CEA. We expect to continue to compete successfully in all of these sectors as we believe it helps us attract the best talent, weather the downturns of any one sector, and continue to find growth and future returns for our shareholders.

We believe that acting as a single point of responsibility as a provider of turnkey design-build solutions, especially one with the depth and breadth of experience within all sectors that we've served, we can get our clients to market more quickly and more efficiently than others.

We intend to continue to leverage all our service capabilities within our design-build delivery model, across sectors, to grow the services and value we are providing to our clients. As an example, some clients may currently only be engaged with us for architectural design - we plan to leverage our in-house model and take advantage of every opportunity to cross sell our other services such as engineering; or construction management or general contracting, to provide further value to our clients and grow our revenues and margin dollars.
2. Focus on Design-Build Solution

As written previously, through both organic and inorganic means, we have diversified our in-house service capabilities so that we are able to provide full turnkey design-build solutions to our clients. These design-build projects allow us to engage with a client at the conception of a project and act as a single point of responsibility to provide value throughout and beyond the project lifecycle. These design-build projects are also much larger from a revenue and project complexity perspective - instead of working on 100s of projects, our goal will be to grow through working on a smaller number of projects of a much larger size, allowing us to capture greater revenue and more margin dollars and overall, provide greater value to our clients. We expect these larger projects will also provide us with the foresight to more accurately forecast our future quarterly business performance.
3. Expansion of Geographical Reach

While continuing to focus on building out our solution set and expanding our client base in all sectors, and more specifically establishing our end-to-end solution as the industry standard for CEA indoor cultivation in the U.S. market, we also plan to continue to expand our reach within Europe.

After completing approximately 18 months of due diligence in the European market, in Q3 of 2022, we hired a Netherlands-based Managing Director, with experience and expertise in horticulture and pre-harvest and post-harvest equipment automation, to lead our Europe, Middle East, and Africa ("EMEA") market expansion. After opening an office in Dordrecht, Netherlands shortly thereafter, we began to build our European team, including investing in hiring in-market as well as relocating a previously U.S. based Company Vice President with vast experience in CEA cultivation design to the region.

We are focused on securing and providing value to clients in the CEA sector, and continue to develop and iterate on our marketing and outreach plans, including taking part in trade shows, speaking engagements, and business development travel to areas in Europe with existing clients as well as other developing markets. We have thus far signed several engagements with CEA clients in multiple countries and look to continue our growth through this geographic expansion.
Our Competition
We believe that our experience and expertise combined with our complex end-to-end design-build solutions places us as a growing leader in the indoor-CEA sector. Within that CEA sector, we do face competition from companies that offer some, but not all, portions of an all-encompassing design-build facility solution. We compete for projects with other smaller and mid-sized companies that focus solely on architectural and interior design, engineering, construction, or product sales. For services, we see these competitors as offering similar specific area solutions, though not integrated nor as in depth on fertigation design. For product sales, we currently view our competition to be focused on predominantly commodity "off-the-shelf" items like lighting and other cultivation staple products, both pre-startup and post-startup. This competition comes from traditional wholesale horticulture dealers, online retailers, and some manufacturers who sell direct.

Greenhouse manufacturers and European systems integrators may increasingly seek to offer comprehensive product and service solutions to compete with our integrated solution, but they are primarily focused on the greenhouse industry, and not on indoor-CEA facilities. European systems integrators in particular are experienced and have a strong operating history in traditional horticulture and provide specialized, intensive, and large-scale solutions that revolve around greenhouse projects. Instead of competing with these integrators, we find ourselves working with them and combining synergies to work on projects together.

For our clients from non-CEA sectors such as Industrial, Food and Beverage CPG, Healthcare, Education, and Civic, we believe we face more competition from those who offer some, but not all, portions of a design-build facility solution but also those who employ the design-build methodology. We believe we compete successfully here because while the overall design-build projects come at higher revenues and margin dollars, the projects from non-CEA on which we typically engage are of a size that we believe is smaller than our design-build competitors are set up to take on. In addition, the majority of our non-CEA client base is developed from long-term relationships that provide our Company with a strategic advantage.

Regulation

As it relates to our business conducted in the legalized cannabis-focused CEA segment, the regulations for each region are detailed as follows.
U.S. Regulations
While we do not generate any revenue from the direct sale of cannabis products, we have historically, and may continue to, offer our solutions to indoor cultivators that are engaged in various aspects of the cannabis industry. Tetrahydrocannabinol ("THC"), one of the main active chemicals in cannabis, is a Schedule I controlled substance and is illegal under federal law. Even in those states in which the use of cannabis has been legalized, its use remains a violation of federal laws.
A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule I controlled substances as "the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence." If the federal government decides to enforce the Controlled Substances Act with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute, or growing cannabis could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.
Since the use of THC is illegal under federal law, most federally chartered banks will not accept deposit funds from businesses involved with cannabis. Consequently, businesses involved in the cannabis industry generally bank with state-chartered banks and credit unions who provide banking to the industry.

Although cultivation and distribution of cannabis for medical use is permitted in many states, subject to compliance with applicable state and local laws, rules, and regulations, THC is illegal under federal law. Strict enforcement of federal law regarding cannabis could result in material adverse effects on our business and revenues. Though the cultivation and distribution of cannabis containing THC remains illegal under federal law, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent states from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical cannabis. While this appropriations measure has remained in effect from 2016 through 2022, continued re-authorization cannot be guaranteed. If this appropriations rider is no longer in effect, the risk of federal enforcement and override of state cannabis laws would increase. However, state laws do not supersede the prohibitions set forth in the federal drug laws.

In order to participate in either the medical or adult use sides of the cannabis industry, all businesses must obtain licenses from the state and local jurisdictions. In addition, in most jurisdictions, all owners and employees must obtain an occupational license to be permitted to own or work in a facility. Applicants for licenses undergo a background investigation, including a criminal record check for all owners and employees.
Laws and regulations affecting the medical cannabis industry are constantly changing, which could detrimentally affect our existing and proposed operations. Local, state and federal medical cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. Regulations may be enacted in the future that may be directly applicable to our business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Canadian Regulations
Summary of the Cannabis Act
In 2001, Canada began the legislative path towards the eventual legalization and regulation of recreational and medical cannabis. The laws in Canada have been revised since then and in 2018, the Cannabis Act came into effect and legalized adult recreational use of cannabis across Canada. The Cannabis Act regulates the production, distribution and sale of cannabis and related oil extracts in Canada for both recreational and medical purposes. Under the Cannabis Act, Canadians who are authorized by their health care practitioner to use medical cannabis have the option of purchasing cannabis from one of the producers licensed by Health Canada and are also able to register with Health Canada to produce a limited amount of cannabis for their own medical purposes or to designate a registered individual to produce cannabis on their behalf for such purposes.
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
Provincial and territorial governments in Canada have made varying announcements on the proposed regulatory regimes for the distribution and sale of cannabis for adult-use purposes. For example, Québec, New Brunswick, Nova Scotia, Prince Edward Island, Yukon and the Northwest Territories have chosen the government-regulated model for distribution, whereas Saskatchewan and Newfoundland and Labrador have opted for a private sector approach. Alberta, Ontario, Manitoba, Nunavut and British Columbia, have announced plans to pursue a hybrid approach of public and private sale and distribution.
In connection with this framework for regulating cannabis in Canada, the federal government introduced new penalties under its criminal code, including penalties for the illegal sale of cannabis, possession of cannabis over the prescribed limit, and production of cannabis beyond personal cultivation limits.
In 2018, the Canadian federal government published new regulations and amended existing regulations to support the Cannabis Act. These regulations outline the rules for the legal cultivation, processing, research, analytical testing, distribution, sale, importation and exportation of cannabis and hemp in Canada, including the various classes of licenses that can be granted, and set standards for cannabis and hemp products. They also include stringent security requirements for all federally licensed production sites. The regulations maintain a distinct system for access to cannabis.
Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology and confidential information. Our patents are limited to certain sensors that we obtain from third party manufacturers that do not contribute materially to our sales or profitability. Our trademarks are solely for branding purposes, although we no longer sell any goods or services under the Soleil brand. As of the date of this Report, the following summarizes the status of our registrations, pending applications, and issued U.S. patents:

Trademarks
We have received the following trademark registrations:

Trademark	Jurisdiction	Registration Number	Registration Date	Status
URBAN-GRO	United States	4618322	October 07, 2014	Registered
URBAN-GRO	United Kingdom	3266415	January 19, 2018	Registered
URBAN-GRO	European Union	017391806	October 31, 2018	Registered
URBAN-GRO	WIPO	1548013	July 08, 2020	Registered
URBAN-GRO	United Kingdom	UK0081548013	July 08, 2020	Registered
URBAN-GRO	Canada (Madrid)	A0098111	July 08, 2020	Registered
URBAN-GRO	European Union (Madrid)	A0098111	July 08, 2020	Registered
URBAN-GRO	United States	97213742	February 7, 2023	Registered
SOLEIL	United States	5209707	May 23, 2017	Registered
SOLEIL	United Kingdom	3266410	March 09, 2018	Registered
SOLEIL	Canada	1083969	October 07, 2020	Registered
SOLEIL	European Union	017391781	September 11, 2018	Registered
SOLEIL	United Kingdom	UK00917391781	September 08, 2018	Registered
OPTI-DURA	United States	5770091	June 04, 2019	Registered
OPTI-DURA	Canada	TMA1070145	January 20, 2020	Registered
GRO-CARE	European Union	1560748	August 24, 2020	Registered
GRO-CARE	European Union	017391806	October 29, 2019	Registered
GRO-CARE	United Kingdom	UK00917391806	October 29, 2018	Registered
GRO-CARE	Canada (Madrid)	A0099548	August 24, 2020	Registered
GRO-CARE	WIPO	A0099548	August 24, 2020	Registered
We have applied for and are awaiting receipt of the following trademark registrations:

Trademark	Jurisdiction	Application Number	Filing Date	Status
URBAN-GRO	Canada	1930075	November 13, 2018	Pending
URBAN-GRO	United States	88898690	May 03, 2020	Pending
URBAN-GRO	United States	97213778	January 11, 2022	Pending
GRO-CARE	United States	88898692	May 03, 2020	Pending
Patents

Title	Jurisdiction	Application Number	Filing Date	Patent Number and Issue Date	Status
Sensor bus architecture for modular sensor systems	United States	15/626,085	June 17, 2017	10,499,123 (December 3, 2019)	Issued Expire in 2037
Modular sensor architecture for soil and water analysis at various depths from the surface	United States	15/626,079	June 17, 2017	10,405,069 (September 3, 2019)	Issued Expire in 2037
Modular sensor architecture for soil and water analysis at various depths from the surface	United States	16/519,800	July 23, 2019	10,955,402 (March 23, 2021)	Issued Expire in 2037

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
We attempt to protect our intellectual property via the deployment of non-disclosure agreements with both prospective clients and business partners as well as licensees; however, these non-disclosure agreements may not prevent a third party from infringing upon our rights.
Human Capital
As of December 31, 2022, we employed 152 employees, all of which were full-time employees. This is an increase of 66 employees (77%) from December 31, 2021. Our employees are critical to our continued success. With approximately two-thirds of our employees considered experts, we view our employees and the depth and breadth of their experience and expertise as our competitive advantage. As such, we strive to provide an environment where urban-gro employees can have a fulfilling and productive career. We offer industry-leading employee benefits and programs to ensure the diverse needs of our employees and their families are met, including access to healthcare choices, continued growth opportunities for career development, and resources such as 401(k) plans and counseling to support their financial well-being.

The table below summarizes the change in full-time employee headcount that has occurred by quarter for the years ended December 31, 2022 and 2021:

	2022				2021
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Beginning of period headcount	115	121	98	86	77	51	46	40
Net change in headcount	13	(6)	3	12	9	6	5	6
2WR acquisition	0	0	0	0	0	20	0	0
Emerald acquisition	0	0	20	0	0	0	0	0
DVO acquisition	24	0	0	0	0	0	0	0
Ending of period headcount	152	115	121	98	86	77	51	46
Available Information
Our internet address is www.urban-gro.com and our investor relations internet address is ir.urban-gro.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our investor relations website, free of charge, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Form 10-K. The SEC maintains a public website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that that file electronically with the SEC.
ITEM 1A. RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this report before deciding whether to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled Cautionary Information about Forward-Looking Statements in Part I of this Report.

Risks Related to Our Operations
We have a relatively limited history of operations, a history of losses, and our future earnings, if any, and cash flows may be volatile, resulting in uncertainty about our prospects generally.
We were initially organized as a limited liability company in the State of Colorado on March 20, 2014. In March 2017, we converted into a corporation and on February 12, 2021, we completed an uplisting to the Nasdaq Stock Market under the ticker symbol UGRO. The following is a summary of our recent historical operating performance:
•During the year ended December 31, 2022, we generated revenue of $67.0 million and incurred a net loss of $15.3 million.
•During the year ended December 31, 2021, we generated revenue of $62.1 million and incurred a net loss of $0.9 million.
•During the year ended December 31, 2020, we generated revenue of $25.8 million and incurred a net loss of $5.1 million.
•During the year ended December 31, 2019, we generated revenue of $24.2 million and incurred a net loss of $8.3 million.

Our lack of a significant history and the evolving nature of the market in which we operate make it likely that there are risks inherent to our business that are yet to be recognized by us or others, or not fully appreciated, and that could result in us suffering further losses. As a result of the foregoing, and concerns regarding the economic impact from the coronavirus disease of 2019 ("COVID-19"), an investment in our securities necessarily involves uncertainty about the stability of our operating results, cash flows and, ultimately, our prospects generally.
We had negative cash flow from operations for the fiscal years ended December 31, 2022 and December 31, 2021.
We had negative cash flow from operations of $12.6 million for the fiscal year ended December 31, 2022 and $1.6 for the fiscal year ended December 31, 2021. To the extent that we have negative cash flow from operations in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. We may not be able to generate positive cash flow from our operations and additional capital or other types of financing may not be available when needed or on terms favorable to us.
Our architecture, engineering, design, and construction management services have been used and may continue to be contracted for use in emerging industries that may be subject to quickly changing and inconsistent laws, regulations, practices and perceptions.
Although the demand for our architecture, engineering, design, and construction management services may be negatively impacted depending on how laws, regulations, administrative practices, judicial interpretations, and consumer perceptions develop, we cannot reasonably predict the nature of such developments or the effect, if any, that such developments could have on our business. We will continue to encounter risks and uncertainty relating to our operations that may be difficult to overcome.
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
We may not become profitable or generate sufficient profits from operations in the future. If our revenues do not continue to grow or our gross profits deteriorate substantially, we are likely to continue to experience losses in future periods. Collectively, this may impact our ability to implement our business strategy and adversely affect our financial condition. This potentially would have a negative impact on our share price.

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
Competition in our industry is intense.
There are many competitors in the horticulture industry, including many who offer somewhat categorically similar equipment solutions and services as those offered by us. In the future other companies may enter this arena by developing solutions that directly compete with us. We anticipate the presence as well as entry of other companies in this market space and acknowledge that we may not be able to establish, or if established to maintain, a competitive advantage. Some of these companies have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to market opportunities. It may also allow them to devote greater resources to the marketing, promotion and sale of their products and/or services. These competitors may also adopt more aggressive pricing policies and make more attractive offers to existing and potential clients, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.
The COVID-19 pandemic could continue to materially adversely affect our business, financial condition, results of operations, cash flows and day-to-day operations.
The outbreak of COVID-19, a novel strain of coronavirus first identified in China, which has spread across the globe including the U.S., had an adverse impact on our operations and financial condition by causing temporary delays in our projects. The response to coronavirus by federal, state and local governments resulted in significant market and business disruptions across many industries and affected businesses of all sizes. This pandemic also caused significant stock market volatility and further tightened capital access for most businesses. Given that the COVID-19 pandemic and its disruptions are of an unknown duration, they could have an adverse effect on our liquidity and profitability.
We continue to monitor the status of COVID-19. While it seems like the negative effects of the virus have largely dissipated, if a new variant or other new development cause a substantial increase of cases, it could disrupt the businesses of our customers and suppliers, which, in turn, could negatively impact market demand, interfere with our ability to timely service the needs of our clients and prospects, cause contract cancellations, scope reductions and delays, and interfere with our ability to procure equipment and raw materials from our suppliers. Any of these effects could thereby negatively impact our business, financial condition, results of operations or prospects.
We depend upon third-party suppliers for the equipment solutions that we sell.
We depend on outside manufacturers for the equipment solutions that we sell. For the year ended December 31, 2022, one vendor, Fluence Bioengineering, Inc. ("Fluence"), a provider of lighting systems, was particularly important to our integrated sales solutions. We use Fluence as one of the LED lighting systems options in our designs and then act as VAR and sell these systems to our clients as part of our overall package. While we believe that there are sufficient sources of supply available, if the third-party suppliers, such as Fluence, were to cease production or otherwise fail to supply us with products in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these equipment type products with alternative suppliers, our ability to sell these solutions would be materially adversely affected. If a sole source supplier was to go out of business, we may be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required products or to do so on appropriate terms could have a materially adverse impact on the business, financial condition, results of operations or prospects of urban-gro.
We have historically depended on a small number of clients for a substantial portion of our revenue. If we fail to retain or expand our client relationships, or if a significant client were to terminate its relationship with us or reduce its purchases, our revenue could decline significantly.
During the year ended December 31, 2022, three clients represented 40% of total revenue. During the year ended December 31, 2021 one client represented 46% of total revenue. Although we have been able to successfully generate substantial sales to different clients over time, we may not be able to continue to do this in the future. Our operating results for the foreseeable future could continue to depend on substantial sales to a small number of clients. Our clients have no purchase commitments and may cancel, change or delay purchases with little or no notice or penalty. As a result of this, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of any client. Clients who represented a substantial portion of our historical revenue may decide to purchase products and services from other providers in the future, which could cause our revenue to decline materially and negatively impact our financial condition and results of operations. If we are unable to diversify our client base, we will continue to be susceptible to risks associated with client concentration.
A portion of our business depends on our clients obtaining appropriate licenses from various licensing agencies.
A portion of our business depends on our clients obtaining appropriate licenses from various licensing agencies. Any or all licenses necessary for our clients to operate their businesses may not be obtained, retained or renewed. If a licensing body were to determine that one of our clients had violated applicable rules and regulations, there is a risk the license granted to that client could be revoked, which could adversely affect future sales to that client and our operations. Our existing clients may not be able to retain their licenses going forward and new licenses may not be granted to existing and new market entrants.
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

Risks Related to the Legal Cannabis Industry
To date, the majority of our revenues have come from providing architecture and engineering design services and selling equipment systems into facilities prior to the facility becoming operational. The majority of our revenues to date have been generated from clients that operate in the legal cannabis industry.
We are broadening our market reach beyond the legal cannabis industry and are placing a substantial sales effort on expansion into the rapidly growing non-cannabis CEA vertical farming sector as well as the Commercial sector. However, on a historic basis, the majority of our clients to whom we provide facility architecture and engineering design services and sell equipment systems prior to the facility becoming operational have primarily been in the legal cannabis industry. In addition to selling directly to these clients, we also sell our equipment solutions to third parties, such as general contractors and other intermediaries, like equipment leasing companies. The majority of these solutions have been resold into the legal cannabis industry. A significant decrease in demand in the legal cannabis industry could have a material adverse effect on our revenues and the success of our business.
The cannabis industry in the U.S. is an emerging industry and has only been legalized in some states while remaining illegal in others and under U.S. federal law. Federal Prohibition makes it difficult to accurately forecast the demand for our solutions in this specific industry. Losing clients from this industry may have a material adverse effect on our revenues and the success of our business.
The legal cannabis industry is not mature in the United States and has been legalized in only some states and remains illegal in others and under U.S. federal law, making it difficult to accurately forecast demand for our solutions. Revenues could materially decline if the U.S. Department of Justice ("DOJ") enforces federal law against the industry and some of our clients are negatively impacted.
The legal cannabis industry in the U.S. remains in state of flux, and many aspects of this industry’s development and evolution cannot be accurately predicted. Therefore, losing any clients could have a material adverse effect on our business. While we have attempted to identify our business risks in the legal cannabis industry, investors should carefully consider that there are other risks that cannot be foreseen or are not described in this Report, which could materially and adversely affect our business and financial performance.
There is heightened scrutiny by Canadian regulatory authorities related to the cannabis industry.
Our existing operations in the United States, and any future operations or investments, may become the subject of heightened scrutiny by regulators and other authorities in Canada. As a result, we may be subject to significant direct and indirect interaction with public officials. This heightened scrutiny may in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States.
On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group announced the signing of the TMX Memorandum of Understanding ("MOU") with Aequitas NEO Exchange Inc., the Canadian Securities Exchange ("CSE"), the Toronto Stock Exchange, and the TSX Venture Exchange ("TSXV"). The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and Canadian Depository for Securities Limited ("CDS") as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the United States. However, this approach to regulation may not continue in the future. If such a ban were to be implemented, and our shares were listed on a Canadian exchange, it would have a material adverse effect on the ability of holders of our securities to make and settle trades.
As cannabis remains illegal under United States federal law, we may have to stop providing equipment systems and services to companies who are engaged in cannabis cultivation and other cannabis-related activities.
Cannabis, which is referred to as "Marijuana" in the Controlled Substances Act, is currently classified as a Schedule I controlled substance under the Controlled Substances Act and is illegal under United States federal law. It is illegal under United States federal law to grow, cultivate, sell or possess cannabis for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 makes it illegal to "knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance." Even in those states in which the use of cannabis has been authorized under state law, its use remains a violation of federal law. Since federal law criminalizing the use of cannabis is not preempted by state laws that legalize its use, strict enforcement of federal law regarding cannabis may result in the inability of our clients that are involved in the cannabis industry to proceed with their operations, which would adversely affect our operations.

Our solutions are used by legal and licensed cannabis growers. While we are not aware of any threatened or current federal or state law enforcement actions against any supplier of equipment that might be used for cannabis cultivation, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us under the Controlled Substances Act for assisting or conspiring with persons engaged in the cultivation of cannabis.
There is also a risk that our activities could be deemed to be facilitating the selling or distribution of cannabis in violation of the Controlled Substances Act. Although federal authorities have not focused their resources on such tangential or secondary violations of the Controlled Substances Act, nor have they threatened to do so, with respect to the sale of equipment that might be used by legal and licensed cannabis cultivators, or with respect to any supplies marketed to participants in the medical and recreational cannabis industry, if the federal government were to change its practices, or were to expend its resources investigating and prosecuting providers of equipment that could be usable by participants in the medical or recreational cannabis industry, such actions could have a materially adverse effect on our operations and the sales of our products and services.
As a company with clients operating in the legal cannabis industry, we face many particular and evolving risks associated with that industry, including uncertainty of United States federal enforcement and the need to renew temporary safeguards.
The "FinCEN Memo" dated February 14, 2014, de-prioritizes enforcement of the Bank Secrecy Act against financial institutions and cannabis related businesses which utilize them. This memorandum appears to be a standalone document and is presumptively still in effect. At any time, however, the Department of the Treasury, Financial Crimes Enforcement Network, could elect to rescind the FinCEN Memo. This would make it more difficult for our clients and potential clients to access the U.S. banking systems and conduct financial transactions, which would adversely affect our operations.
In 2014, Congress passed a spending bill ("2015 Appropriations Bill") containing a provision ("Appropriations Rider") blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to "prevent such States from implementing their own State medical marijuana law." The Appropriations Rider seemed to have prohibited the federal government from interfering with the ability of states to administer their medical cannabis laws, although it did not codify federal protections for medical cannabis patients and producers. Moreover, despite the Appropriations Rider, the Justice Department maintains that it can still prosecute violations of the federal cannabis ban and continue cases already in the courts. Additionally, the Appropriations Rider must be re-enacted every year. While it has been continued every year since 2015, including most recently in 2022, continued re-authorization of the Appropriations Rider cannot be guaranteed. If the Appropriation Rider is no longer in effect, the risk of federal enforcement and override of state cannabis laws would increase.
Further legislative development beneficial to our operations is not guaranteed.
Among other things, the business of our clients in the legal cannabis industry involves the cultivation, distribution, manufacture, storage, transportation and/or sale of cannabis products in compliance with applicable state law. The success of our business with respect to these clients depends on the continued development of the cannabis industry and the activity of commercial business and government regulatory agencies within the industry. The continued development of the legal cannabis industry is dependent upon continued legislative and regulatory authorization of cannabis at the state level and a continued laissez-faire approach by federal enforcement agencies. Any number of factors could slow or halt progress in this area. Further regulatory progress beneficial to the industry cannot be assured. While there may be ample public support for legislative action, numerous factors impact the legislative and regulatory process, including election results, scientific findings or general public events. Any one of these factors could slow or halt progressive legislation relating to cannabis and the current tolerance for the use of cannabis by consumers, which could adversely affect our operations.
The legal cannabis industry could face strong opposition from other industries.
We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational cannabis as an alternative to alcohol, and medical cannabis as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging legal cannabis industry as an economic threat are well established, with vast economic and United States federal and state lobbying resources. Companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would be beneficial to the legal cannabis industry could have a detrimental impact on our clients and, in turn on our operations.
The legality of cannabis could be reversed in one or more states.
The voters or legislatures of states in which cannabis has already been legalized could potentially repeal applicable laws which permit the operation of both legal medical and retail cannabis businesses. These actions might force us to cease operations in one or more states entirely.

Changing legislation and evolving interpretations of law, which could negatively impact our clients and, in turn, our operations.
Laws and regulations affecting the legal medical and adult-use cannabis industry are constantly changing, which could detrimentally affect our clients involved in that industry and, in turn, our operations. Local, state and federal cannabis laws and regulations are often broad in scope and subject to constant evolution and inconsistent interpretations, which could require our clients and ourselves to incur substantial costs associated with modification of operations to ensure compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our clients’ business and result in a material adverse effect on our operations. In addition, regulations may be enacted in the future that will limit the amount of cannabis growth or related products that our commercial clients are authorized to produce. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our operations.
Regulatory scrutiny of the legal cannabis industry may negatively impact our ability to raise additional capital.
The business activities of certain of our clients rely on newly established and/or developing laws and regulations in multiple jurisdictions. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or cause us to cease operations entirely. The legal cannabis industry may come under the scrutiny or further scrutiny by the United States Food and Drug Administration (the "FDA"), the SEC, the DOJ, the Financial Industry Regulatory Authority or other federal, state or nongovernmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or nonmedical purposes in the United States. The FDA currently is authorized to promulgate regulations for and oversight of CBD products. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry that we service may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of our ability to raise additional capital.
Banking regulations could limit access to banking services.
Since the use of cannabis is illegal under federal law, federally chartered banks will not accept deposit funds from businesses involved with cannabis. Consequently, businesses involved in the legal cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our clients in the legal cannabis industry to operate and their reliance on cash can result in a heightened risk of theft, which could harm their businesses and, in turn, harm our business. Additionally, some courts have denied legal cannabis-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to our clients and to us.
A drop in the retail price of cannabis products may negatively impact our business.
The fluctuations in economic and market conditions that impact the prices of commercially grown cannabis, such as increases in the supply of cannabis and decreases in demand for cannabis, could have a negative impact on our clients that are legal cannabis producers, and therefore could negatively impact our business.
Our contracts may not be legally enforceable in the United States.
Many of our historic contracts, and those we may enter into in the future, relate to services that are ancillary to the legal cannabis industry and other activities that are not legal under U.S. federal law and under some state laws. As a result, we may face difficulties in enforcing our contracts in U.S. federal and certain state courts.

Risks Related to Ownership of Our Common Stock
Our stock price could be extremely volatile. As a result, shareholders may not be able to resell their shares at or above the price they paid for them.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Volatility in the market price of our common stock, as well as general economic, market or political conditions, may prevent shareholders from being able to sell their shares at or above the price they paid for their shares and may otherwise negatively affect the liquidity of our common stock. Shareholders may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and shareholders could lose part or all of their investment. The price of our common stock has been, and could continue to be, subject to wide fluctuations in response to a number of factors, including those described elsewhere in this Report and others such as:
•the effect of the COVID-19 pandemic on our business and operations;
•our ability to generate revenues sufficient to achieve profitability and positive cash flow;
•competition in our industry and our ability to compete effectively;
•our ability to attract, recruit, retain and develop key personnel and qualified employees;
•reliance on significant clients and third-party suppliers;
•our ability to successfully identify and complete acquisitions and effectively integrate those acquisitions into our operations;
•our actual or anticipated operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;
•changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other industry participants;
•developments in our business or operations or our industry sectors generally;
•any future offerings by us of our common stock;
•any coordinated trading activities or large derivative positions in our common stock, for example, a "short squeeze" (a short squeeze occurs when a number of investors take a short position in a stock and have to buy the borrowed securities to close out the position at a time that other short sellers of the same security also want to close out their positions, resulting in a surge in stock prices, i.e., demand is greater than supply for the stock sold short);
•legislative or regulatory changes affecting our industry generally or our business and operations specifically;
•the operating and stock price performance of companies that investors consider to be comparable to us;
•announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by us or our competitors;
•actions by our current shareholders, including future sales of common shares by existing shareholders, including our directors and executive officers;
•proposed or final regulatory changes or developments;
•anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us; and
•the other factors described under Risk Factors in Part I, Item 1A of this Report.
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

Shareholders may be diluted by future issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.
Our certificate of incorporation authorizes us to issue shares of our common stock and options, rights, warrants and appreciation rights relating to our common stock for the consideration and on the terms and conditions established by our Board in its sole discretion. We could issue a significant number of shares of common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing shareholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.
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
We currently intend to retain our future earnings, if any, for the foreseeable future, to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, any legal or contractual limitations on our ability to pay dividends under our loan agreements or otherwise. As a result, if our Board does not declare and pay dividends, the capital appreciation in the price of our common stock, if any, will be our shareholders only source of gain on an investment in our common stock, and shareholders may have to sell some or all of their common stock to generate cash flow from their investment.
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
Taking advantage of the reduced disclosure requirements applicable to "emerging growth companies" may make our common stock less attractive to investors.
We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). An emerging growth company may take advantage of certain reduced reporting and other requirements that are otherwise generally applicable to public companies, as described above. We currently intend to take advantage of each of these exemptions. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of our financial statements with the financial statements of a public company that is not an emerging growth company, or the financial statements of an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used. We could be an emerging growth company until December 31, 2023. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

Provisions of our certificate of incorporation and bylaws may delay or prevent a take-over that may not be in the best interests of our shareholders.
Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt.
In addition, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences determined from time to time by our Board. None of our preferred shares are currently issued or outstanding. Our Board may, without shareholder approval, issue preferred shares with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified Board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations involves significant legal and financial compliance costs, may make some activities more difficult, time-consuming or costly and may increase demand on our systems and resources, particularly after we are no longer an "emerging growth company," as defined in the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
However, for as long as we remain an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." We would cease to be an "emerging growth company" upon the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the first sale of our common stock under an effective Securities Act registration statement, which will occur on December 31, 2023; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of the common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.
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
We are subject to ongoing regulatory burdens resulting from our public listing.
We continually work with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial management control systems to manage our obligations as a public company listed on Nasdaq. These areas include corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems.

We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting. However, these and other measures that we might take may not be sufficient to allow us to satisfy our obligations as a public company listed on Nasdaq on a timely basis. In addition, compliance with reporting and other requirements applicable to public companies listed on Nasdaq creates additional costs for us and requires the time and attention of management. The additional costs that we incur, the timing of such costs and the impact that management’s attention to these matters may adversely affect our business and operating results.
General Risk Factors
We are highly dependent on our management team, and the loss of our executive officers or other key employees could harm our ability to implement our strategies, impair our relationships with clients and adversely affect our business, results of operations and growth prospects.
Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior executive leadership team has significant experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the horticulture industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase.
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
We have insurance to protect our assets, operations and employees. While we believe our insurance coverage addresses all material risks to which we are exposed and is adequate and customary in our current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, such insurance may not be adequate to cover our liabilities or may not be generally available in the future or, if available, premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected.
We may be exposed to currency fluctuations.
Although our revenues and expenses are expected to be predominantly denominated in United States dollars, we may be exposed to currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar, the Canadian dollar, the Euro, and the currency of other regions in which we may operate may have a material adverse effect on our business, financial condition and operating results. We may, in the future, establish a program to hedge a portion of our foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if we develop a hedging program, there can be no assurance that it will effectively mitigate currency risks.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.
U.S. generally accepted accounting principles ("U.S. GAAP") and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

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

Increased attention to climate change and ESG matters may adversely impact our business.

We are subject to a variety of risks arising from ESG matters. ESG matters include increasing attention to climate change, climate risk, expectations on companies to address climate change, hiring practices, the diversity of the work force, racial and social justice issues involving the Company’s personnel, customers and third parties with whom it otherwise does business, and investor and societal expectations regarding ESG matters and disclosures.

Risks arising from ESG matters may adversely affect, among other things, reputation and the market price of our stock. Further, we may be exposed to negative publicity based on the identity and activities of those we do business with and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. Our relationships and reputation with our existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any such negative publicity. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for our stock. Investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment theses. These shifts in investing priorities may result in adverse effects on the market price of our stock to the extent investors determine we have not made sufficient progress on ESG matters.

In addition, customers, employees, regulators and suppliers have also been focused on ESG matters. Companies that do not adapt to or comply with ESG expectations and standards, or that are perceived to have not responded appropriately to the growing concern regarding ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and other adverse consequences. To the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

Further, growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas emissions and climate change issues. Policy changes and changes in federal, state and local legislation and regulations based on concerns about climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of "green" building codes, could result in increased capital expenditures on our existing properties (for example, to improve their energy efficiency) without a corresponding increase in revenue, resulting in adverse impacts to our results of operations.

In March 2022, the SEC issued proposed rules on climate change disclosure requirements that, if adopted as proposed, will require disclosure of extensive and detailed climate-related information, by all registrants, including us. The final rules have not yet been adopted, and the ultimate scope and impact of the proposed rules on our business remain uncertain. To the extent new rules, if finalized, impose additional reporting obligations on us, we could face increased costs. The SEC has also announced that it is scrutinizing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that our existing climate disclosures are misleading or deficient. However, any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change.
The current political climate and military actions in Eastern Europe could result in disruption to our operations.
Expansion into Europe to meet the demand for our services could be disrupted by the ongoing military actions in Eastern Europe. If we are unable to continue our expansion into Europe, or our expansion requires greater capital than we have budgeted, our operating results and the value of our common stock may be materially adversely affected.

Further, the conflict has led to increases in the cost of energy and the potential for energy shortages, especially in Europe. The European energy crisis escalated in 2022 amid the Russia and Ukraine war, fueling supply uncertainties and increasing the risk of energy shortages across Europe due to the lack of gas from Russia. This resulted in decisive measures implemented by the European

Union to help manage security of supply and establish new sources of gas. Our customers and potential customers experienced a rapid increase in energy costs and our expectation is that the energy cost inflation will continue into 2023.

Failure to retain our existing workforce and to attract qualified new personnel in the current labor market could adversely affect our business and results of operations.

The current U.S. labor shortage has and may continue to impact our ability to hire and retain qualified personnel and may impact our ability to operate our business effectively. We may experience a labor shortage preventing us from filling targeted staffing levels. A labor shortage may also impact our ability to attract qualified new personnel. Additionally, the COVID pandemic has changed the way businesses operate with companies allowing employees to work remotely from home or in hybrid work models. We may not be able to attract, hire or retain qualified personnel if competing companies offer a more desirable work model.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal place of business is located at 1751 Panorama Point, Unit G, Lafayette, Colorado, 80026. This location is leased and consists of approximately 10,000 square feet, including approximately 3,500 square feet of office space and 6,500 square feet of warehouse space. Additionally, we have six other office leases in the United States and one office lease located in the Netherlands. We currently do not own any property.
ITEM 3. LEGAL PROCEEDINGS

From time to time, we become involved in or are threatened with legal disputes. While most of these disputes are not likely to have a material effect on our business, financial condition, or operations, the following matters are deemed by the Company to be material either due to the costs of litigation or the potential negative impacts to the Company should these matters not be resolved in our favor:
•Great Green Theory – On June 10, 2022, Emerald filed a lien and brought a suit in the Superior Court of Berkshire, Massachusetts to foreclose on the lien against Great Green Theory Land, LLC and Great Green Theory Cultivation, LLC who are the owners of the land and a construction project in Lee, Massachusetts. Emerald is claiming breach of contract and quantum merit against Great Green Theory for failure to pay approximately $1.3 million in payment applications, of which approximately half of that amount is due and owed to subcontractors on the project. Great Green Theory has filed counterclaims against Emerald claiming liquidated damages of approximately $1.0 million for alleged unjustifiable delays on the project and alleging construction defects in the project. Two subcontractors on the project have brought suit against Emerald for non-payment to them of which Emerald has not received payment from Great Green Theory.
◦Accounts receivable and accounts payable related to Great Green Theory – The selling Emerald shareholders have agreed to indemnify and defend the Company for any litigation or judgement stemming from this lawsuit. The Company has recorded $1.3 million as a receivable and $0.4 million as a payable to sub-contractors on the opening balance sheet as of the date of the acquisition.
◦Legal Costs to collect Great Green Theory accounts receivable – The Company has agreed to split the legal costs of this claim until the funds are recovered or until the claim of liquidated damages is relieved. Total estimated legal costs associated with this claim are approximately $0.3 million. The Company recorded 50% of this amount as a liability on the opening balance sheet as of the date of the acquisition.
•Pullar – urban-gro’s former Chief Financial Officer, George Pullar, filed a suit in the District Court of Boulder County, Colorado against urban-gro and Bradley Nattrass, in his capacity as urban-gro’s CEO, claiming breach of fiduciary duty. The claims stem from a settlement agreement with Mr. Pullar and allegations that Mr. Nattrass and urban-gro failed to share enough non-public material information about urban-gro’s plans for fundraising that would have impacted Mr. Pullar’s decision to enter into the settlement agreement. urban-gro’s director and officer liability insurance carrier has indicated coverage is available to Mr. Nattrass for this suit. We believe we have substantial defenses to the claim asserted in this lawsuit and intend to vigorously defend this action.
•Crest Ventures, LLC – urban-gro was sued on July 29, 2021, by Crest Ventures, LLC in a breach of contract case in the District Court for Arapahoe County, Colorado. The allegations in the action are based on a claim that Crest Ventures, LLC is entitled to commission compensation on the February 2021 uplisting of our common stock to the Nasdaq Capital Market. urban-gro joined as a third-party defendant, Andrew Telsey, for breach of fiduciary duty and fraud. urban-gro also counter-claimed Crest Ventures, LLC for fraud and declaratory judgment. Mr. Telsey was urban-gro's counsel at the time and he claims he was also a member of Crest Ventures. urban-gro entered into a finder's fee agreement with Crest Ventures for a potential M&A transaction. Crest Ventures and Mr. Telsey claim the finder's fee agreement also applies to the uplisting onto the Nasdaq. urban-gro denies these claims, believes Crest Ventures and Mr. Telsey are perpetrating fraud, and Mr. Telsey breached his fiduciary duties as legal counsel for urban-gro in the transaction. We believe we have substantial defenses to the claim asserted in this lawsuit and intend to vigorously defend this action.
•Sunflower Bank – urban-gro filed a lawsuit on November 5, 2021, against Sunflower Bank in the District Court for Boulder County, Colorado related to fraudulent wire transfers of approximately $5.1 million that were made from our accounts at Sunflower Bank in October 2021. During 2022, $1.7 million of these funds were returned to us and we received $0.25 million from our insurance company. We sued Sunflower Bank for $3.4 million, exclusive of the insurance proceeds, under a theory of breach of contract, negligence, and breach of UCC standards, as we believed that Sunflower Bank failed to follow industry standard procedures designed to prevent such a theft and was therefore liable for the unrecovered balance. Sunflower Bank filed counterclaims against us for breach of contract and negligence. urban-gro entered into a settlement agreement with Sunflower bank and received $2.4 million in settlement proceeds on March 27, 2023. The case was dismissed with prejudice on March 29, 2023.

There can be no assurance that future developments related to pending claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on urban-gro's financial condition, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On February 17, 2021, we completed a public offering of 6,210,000 shares of our common stock, inclusive of the underwriters’ full overallotment, at $10.00 per share for total gross offering proceeds of $62,100,000. In connection with the offering, we received approval to list our common stock on the Nasdaq Capital Market under the symbol "UGRO." Prior to the offering, shares of our common stock were quoted on the OTC Markets Group, Inc. OTCQX Marketplace under the symbol "UGRO." Although our shares were quoted on the OTCQX Marketplace from October 7, 2019 through February 11, 2021, because trading on the OTCQX Marketplace was infrequent and limited in volume, the prices at which such transactions occurred did not necessarily reflect the price that would have been paid for our common stock in a more liquid market.
The trading price of our common stock has been, and may continue to be, subject to wide price fluctuations in response to various factors, many of which are beyond our control, including those described in Part I, Item 1A, "Risk Factors."
The following table sets forth the high and low closing bid price information for our common stock on the Nasdaq Capital Market for the time periods indicated. Trading activity for our common stock on the OTCQX Marketplace can be found at www.otcmarkets.com.

Quarter Ended	Low	High
December 31, 2022	$2.63	$2.87
September 30, 2022	$2.76	$2.98
June 30, 2022	$4.68	$5.12
March 31, 2022	$10.26	$11.24

Quarter Ended	Low	High
December 31, 2021	$8.78	$14.77
September 30, 2021	$8.51	$17.30
June 30, 2021	$6.75	$10.50
March 31, 2021	$6.90	$13.80
HOLDERS
As of March 16, 2023, we had 52 holders of record of our Common Stock. The number of shareholders of record does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDENDS
Since our inception, we have not paid any dividends on our common stock, and we currently expect that, for the foreseeable future, all earnings, if any, will be retained for use in the development and operation of our business. In the future, our Board may decide, at its discretion, whether dividends may be declared and paid to holders of our common stock.
REPORTS
We are subject to certain reporting requirements and furnish annual financial reports to our shareholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

UNREGISTERED SALES OF EQUITY SECURITIES

During the years ended December 31, 2022, 2021 and 2020, we issued the following securities that were not registered under the Securities Act:
•On October 31, 2022 the Company issued 271,875 shares of the Company’s common stock at a price per share of $4.06 for a total value of $1.1 million as part of the Initial Purchase Price of the DVO Acquisition as more fully described in Note 1 to the Condensed Consolidated Financial Statements.
•On April 29, 2022, the Company issued 283,515 shares of the Company’s common stock at a price per share of $8.82 for a total value of $2.5 million as part of the Initial Purchase Price of the Emerald Acquisition as more fully described in Note 1 to the Condensed Consolidated Financial Statements.
•On June 28, 2021, the Company issued 202,066 shares of the Company’s common stock at a price per share of $9.90 for a total value of $2.0 million as part of the initial consideration paid pursuant to the 2WR Purchase Agreement as more fully described in Note 1 to the Condensed Consolidated Financial Statements.
•On February 21, 2020, we entered into a letter agreement (the "Credit Agreement") by and among us, as borrower, urban-gro Canada Technologies Inc. and Impact Engineering, Inc., as guarantors, various lenders, which may include Bridging Finance Inc., as administrative agent for the lenders (the "Agent"). As additional consideration for the entering into the Credit Agreement, we issued 83,333 shares of our common stock and warrants to purchase 20,746 shares of common stock with an exercise price of $14.46 per share to the Agent. We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act to issue the securities.
•On December 15, 2020, we signed a $1,854,500 convertible note (the "Note") by and among us, as borrower, and various lenders, which may include Bridging Finance Inc., as lender (the "Bridge Financing"). The Bridge Financing was a combination of $1,354,500 received on November 20, 2020, and an additional $500,000 received on December 15, 2020. The lenders in our Bridge Financing were a combination of our Board, our current investors and two new institutional funds. In connection with the Bridge Financing, an outstanding $1,000,000 promissory note and $4,500 interest accrued thereon was converted into the Notes. The Notes were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act. The Notes carried interest at the rate of 12% and were scheduled to mature on December 31, 2021. Pursuant to the mandatory conversion provisions therein, the Notes plus accrued interest of $53,725 were converted into 254,430 shares of common stock upon completion of our 2021 public offering.

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

Purchase of Equity Securities by Issuer and Affiliated Purchasers

The following table summarizes purchases by us of our common stock during the during the indicated quarters and months, and year ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value ) of shares that may be purchased under the plan(s)
First quarter of 2022	419,088	9.00	924,003	$18,333
Second quarter of 2022	—	—	924,003	$18,333
Third quarter of 2022	63,123	2.90	987,126	$1,835,063
October 1 - October 31, 2022	73,784	3.62	1,060,910	$1,567,666
November 1 - November 30, 2022	29,690	3.64	1,090,600	$1,459,466
December 1 - December 31, 2022	9,233	3.25	1,099,833	$1,429,458
Total	594,918	7.33	1,099,833	$1,429,458

The Company’s Board has authorized the Company to repurchase common stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, 10b5-1 and 10b-18 plans), and/or privately negotiated transactions. The amount, timing, or prices of repurchases, may vary based on market conditions and other factors. The program does not have an expiration date and can be modified or terminated by the Board at any time. On May 24, 2021, the Board authorized a stock repurchase program to purchase up to $5.0 million of outstanding shares of the Company’s common stock. On January 18, 2022, the Board authorized a $2.0 million increase to the stock repurchase program, to a total of $7.0 million. On February 2, 2022, the Board authorized an additional $1.5 million increase to the stock repurchase, to a total of $8.5 million. On September 12, 2022, the Board authorized an additional $2.0 million increase to the stock repurchase program, to a total of $10.5 million. Since inception of the stock repurchase programs, the Company has repurchased 1.1 million shares at an average price per share of $8.25 for a total of $9.1 million. In February 2021, the Company repurchased 350,000 shares of common stock with an average price per share of $8.50, for a total repurchase of $3.0 million, outside of any stock repurchase or publicly announced program.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition should be read together with the financial statements and related notes and the other financial information included elsewhere in this Report. Such discussion and analysis reflects our historical results of operations and financial position. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and "Cautionary Information about Forward-Looking Statements" and elsewhere in this Report. All share and per share amounts presented herein have been restated to reflect the implementation of the 1-for-6 reverse stock split as if it had occurred at the beginning of the earliest period presented.
OVERVIEW AND HISTORY – SEE "ITEM 1. BUSINESS" FOR A FURTHER DESCRIPTION OF OUR HISTORY AND BACKGROUND
urban-gro is an integrated professional services and design-build firm. Our business focuses primarily on providing fee-based knowledge-based services as well as the value-added reselling of equipment. We derive income from our ability to generate revenue from our clients through the billing of our employees’ time spent on client projects. We offer value-added architectural, engineering, systems procurement and integration, and construction design-build solutions to customers operating in the CEA and Commercial sectors. In the CEA sector, our clients include operators and facilitators in both the cannabis and produce markets in the United States, Canada, and Europe. In the Commercial sector, we work with leading Food and Beverage CPG companies in the United States, and clients in other commercial sectors including healthcare, higher education, and hospitality. During 2021 and 2022, we made the following acquisitions:
•July 2021 - Three affiliated architecture design companies (the "2WR Entities")
•April 2022 - A construction design-build firm ("Emerald")
•October 2022 - An engineering firm ("DVO")
RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended December 31, 2022 and 2021

During the year ended December 31, 2022, we generated revenues of $67.0 million compared to revenues of $62.1 million during the year ended December 31, 2021, an increase of $4.9 million, or 8%. This increase in revenues is the net result of the following changes in individual revenue components:
•Construction design-build revenues increased $19.8 million as a result of the acquisition of Emerald;
•Services revenue increased $7.8 million, primarily from the acquisition of the 2WR Entities;
•Equipment systems revenue decreased $22.2 million due to negative market conditions in the cannabis sector and a reduction in capital equipment spending by customers; and
•Other revenue decreased $0.5 million.

During the year ended December 31, 2022, cost of revenues was $52.8 million compared to $47.4 million during the year ended December 31, 2021, an increase of $5.47 million, or 12%. This increase is directly attributable to the increase in revenues indicated above.

Gross profit was $14.2 million (21% of revenue) during the year ended December 31, 2022, compared to $14.8 million (24% of revenue) during the year ended December 31, 2021. Gross profit as a percentage of revenues decreased overall due to the offsetting effects of the following: initiation of lower margin construction design-build revenue (10% gross profit margin); margins on equipment systems revenue, which made up 89% of total revenues in 2021 and 50% of total revenues in 2022, declined from 24% in 2021 to 16% in 2022; and an increase in services revenue which had a 52% gross profit margin in 2022.

Operating expenses increased by $11.9 million, or 79%, to $26.8 million for the year ended December 31, 2022 compared to $15.0 million for the year ended December 31, 2021. This increase was due to:
•a $7.1 million increase in general and administrative expenses due to an increase in personnel, salaries, marketing, and travel expenses attributable to the acquisitions, investments made to service our backlog and future growth, and expansion into Europe;
•a one-time $3.3 million business development expense related to satisfying a lighting issue encountered by a major customer;
•a $0.7 million increase in stock-based compensation expense due to increased personnel; and
•a $0.8 million increase in intangible asset amortization related to the acquisitions.

Non-operating expense was $3.0 million for the year ended December 31, 2022, compared to $0.7 million for the year ended December 31, 2021, an increase of $2.3 million. This increase was primarily due to a $2.7 million expense from the impairment of the Edyza investment of $1.7 million and an impairment recorded upon settlement of a wire fraud receivable of $1.0 million, as well as a $0.4 million expense recognized from the remeasurement of contingent consideration from the 2WR acquisition.
As a result of the above, we incurred a net loss of $15.3 million for the year ended December 31, 2022, or a net loss per share of $1.44, compared to a net loss of $0.9 million for the year ended December 31, 2021, or a net loss per share of $0.09.

NON-GAAP FINANCIAL MEASURES
The Company uses the supplemental financial measure of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") as a measure of our operating performance. Adjusted EBITDA is not calculated in accordance with U.S. GAAP and it is not a substitute for other measures prescribed by U.S. GAAP such as net income (loss), income (loss) from operations, and cash flows from operating activities. We define Adjusted EBITDA as net income (loss) attributable to urban-gro, Inc., determined in accordance with U.S. GAAP, excluding the effects of certain operating and non-operating expenses including, but not limited to, interest expense/income, income taxes/benefit, depreciation of tangible assets, amortization of intangible assets, impairment losses, unrealized exchange gains/losses, debt forgiveness and extinguishment, stock-based compensation expense, acquisition costs, and other nonrecurring expenses that we do not believe reflect our core operating performance.
Our Board and management team focus on Adjusted EBITDA as a key performance and compensation measure. We believe that Adjusted EBITDA assists us in comparing our operating performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance.
The following table reconciles net loss attributable to the Company to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
	2022	2021
Net loss	$(15,277,909)	$(875,667)
Interest expense	54,579	334,056
Interest expense – beneficial conversion of notes payable	—	636,075
Interest income	(329,012)	—
Income tax benefit	(322,092)	—
Depreciation and amortization	1,483,065	495,276
EBITDA	$(14,391,369)	$589,740

Loss on extinguishment of debt	—	790,723
PPP loan forgiveness	—	(1,032,316)
Non-recurring legal fees	352,173	126,246
One-time employee expense	819,089	125,000
Contingent consideration	436,905	–
Business development	3,299,864	—
Impairment loss	2,660,934	—
Stock-based compensation	2,571,785	1,840,913
Transaction costs	347,317	238,495
Adjusted EBITDA	$(3,903,302)	$2,678,801

Backlog

Backlog is a financial measure that generally reflects the dollar value of revenue that the Company expects to realize in the future. Although backlog is not a term recognized under U.S GAAP, it is a common measure used by companies operating in our industries. We report backlog for the following revenue categories: (i) Equipment Systems; (ii) Construction Design-Build; and (iii) Services. We define backlog for Equipment Systems and Services as signed contracts, with Equipment Systems contracts generally requiring receipt of a customer deposit prior to being included in backlog. Construction Design-Build backlog is comprised of construction projects once the contract is awarded and to the extent we believe funding is probable. Our Construction Design/Build backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business, and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable.

Backlog for each of our revenue categories as of December 31, 2022 and December 31, 2021 is reflected in the following tables:

	December 31, 2022
	CEA	Commercial	Total	Relative Percentage
	(in millions)
Equipment systems	$5	$—	$5	5%
Services	4	2	6	6%
Construction design-build (1)	67	15	82	88%
Total backlog	$76	$17	$93	100%
Relative percentage	82%	18%	100%

Note: Percentages may not add up due to rounding.
(1) Construction design-build revenue and backlog relate to the operations of Emerald, which was acquired by the Company on April 29, 2022.

	December 31, 2021
	CEA	Commercial	Total	Relative Percentage
	(in millions)
Equipment systems	$25	$—	$25	83%
Services	3	2	5	17%
Total backlog	$28	$2	$30	100%
Relative percentage	93%	7%	100%

Note: Percentages may not add up due to rounding.

Historically, the majority of our Equipment Systems and Services backlog has been retired and converted into revenue within two quarters. At December 31, 2022, we expected approximately 60% of our Construction Design-Build backlog to be completed in the next 12 months. At December 31, 2022, one customer accounted for 46% of total backlog.

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
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2022, we had working capital of $10.3 million, compared to working capital of $34.5 million as of December 31, 2021, a decrease of $24.2 million. This decrease in working capital was primarily due to a decrease in cash of $22.6 million (which is further detailed below) and the net effects of reductions in customer deposits of $10.8 million and prepaid expenses and other current assets of $7.4 million. The reductions in customer deposits and prepaid expenses and other current assets corresponds to a reduction in customer orders for equipment systems which is reflected in the reduction in equipment systems backlog from December 31, 2021 to December 31, 2022 outlined in Backlog above. Due to the acquisition of Emerald in 2022, the Company includes in working capital contract receivables and liabilities related to construction projects. These construction working capital balances are described in further detail in our consolidated financial statements, including the accompanying notes.
As of December 31, 2022, we had cash of $12.0 million, which represented a decrease of $22.6 million from $34.6 million as of December 31, 2021. As of December 31, 2021, we had cash of $34.6 million, which represented an increase of $34.4 million from $0.2 million as of December 31, 2020. Changes in cash during 2022 and 2021 are discussed below.
Operating Activities:
Net cash used in operating activities was $12.6 million during the year ended December 31, 2022. This use of cash was the net effect of the net loss of $15.3 million, offset by non-cash expenses of $6.9 million, and a reduction in net operating assets and liabilities of $4.2 million. The $4.2 million reduction in net operating assets and liabilities was due to the net effects of a $10.8 million decrease in customer deposits, a $1.1 million increase in accounts payable and accrued expenses, a $8.2 million decrease in prepayments and other assets, and a $2.5 million increase in accounts receivable.
Net cash used in operating activities was $1.6 million during the year ended December 31, 2021. This use of cash was the net effect of the net loss of $0.9 million, offset by non-cash expenses of $2.9 million, and a decrease in net operating assets and liabilities of $3.6 million. The $3.6 million decrease in net operating assets and liabilities was due to the net effects of a $10.5 million increase in accounts receivable, an $8.1 million increase in prepayments and other assets, an $8.5 million increase in customer deposits, and a $6.5 million increase in accounts payable and accrued expenses.
Investing Activities:
Net cash used in investing activities was $4.5 million for the year ended December 31, 2022. This use of cash was due to $0.6 million for the purchase of fixed assets needed for our growing workforce and $3.9 million in net cash used to acquire Emerald and DVO. We had no material commitments for capital expenditures as of December 31, 2022.
Net cash used in investing activities was $8.3 million for the year ended December 31, 2021. This use of cash was due to $5.5 million from the acquisition of the 2WR Entities, $2.5 million to acquire an investment in XS Financial and $0.3 million for the purchase of fixed assets.
Financing Activities:
Net cash used by financing activities was $5.5 million for the year ended December 31, 2022, compared to $44.3 million cash provided by financing activities during the year ended December 31, 2021. Cash used from financing activities during the year ended December 31, 2022 primarily relates to $4.4 million used in the repurchase of common stock and $1.0 million paid for acquisition related contingent consideration.
Net cash provided by financing activities was $44.3 million for the year ended December 31, 2021. This increase in cash was the net effect of $57.7 million raised from the issuance of common stock in connection with our uplisting to Nasdaq offset by repurchases of common stock of $7.7 million and repayments of debt of $5.8 million.
Material Cash Requirements:
Our material cash requirements include payments on the promissory note associated with the DVO acquisition and operating lease payments. These obligations are described in detail in our consolidated financial statements, including the accompanying notes.
INFLATION

Inflation has resulted in increased costs for our customers. In addition, the U.S. Government has responded to inflation by raising interest rates, which has increased the cost of capital for our customers. We believe this has resulted in some customers delaying projects, reducing the scope of projects or potentially canceling projects, as well as increased costs of our operations, which has negatively impacted the results of our operations during the year ended December 31, 2022. We maintain strategies to mitigate the impact of higher material, energy and commodity costs, including cost reduction, alternative sourcing strategies, and passing along cost increase to customers, which may offset only a portion of the adverse impact. We believe the current inflationary environment has negatively impacted our customers which has led to delays in our customers starting projects, which in turn has delayed our customers from signing contracts with us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Please refer to Note 2 – Summary of Significant Accounting Policies set forth immediately following the signature page of this Report for more information on our significant accounting policies.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Please refer to Recently Issued Accounting Pronouncements in Note 2 – Summary of Significant Accounting Policies set forth immediately following the signature page of this Report for information on new authoritative accounting guidance.
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
None.
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
Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2022, at reasonable assurance levels.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
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
EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 28, 2021), by and between 2WR Entities, urban-gro, Inc. and urban-gro Architect Holdings, LLC.

3.1	Certificate of Incorporation of urban-gro, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed October 30, 2020).

3.2	Certificate of Amendment to Certificate of Incorporation of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 5, 2021).

3.3	Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.4 to Form 8-K filed October 30, 2020).

3.4	Amendment No. 1 to Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 12, 2021).

4.1	Description of urban-gro, Inc.’s Common Stock.

10.1	Employment Agreement by and between urban-gro, Inc. and Jason T. Archer, dated January 12, 2023.

10.2	Intellectual Property Purchase and Assignment Agreement between Edyza, Inc. and Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 18, 2018).

10.3	Business Lease between JW Properties, LLC and Registrant dated July 22, 2015 (incorporated by reference to Form S-1Registration Statement filed on May 18, 2018).

10.4	Commercial Lease Agreement between Bravo Lighting, LLC and Registration (incorporated by reference to Form S-1 Registration Statement filed on May 18, 2018).

10.5	Form of Common Stock Purchase Warrant issued to Michael Sandy Bank dated April 19, 2018 (incorporated by reference to Form S-1/A Registration Statement filed on July 11, 2018).

10.6	Redemption Agreement with Total Grow Holdings LLC dated January 24, 2020 (incorporated by referenced to Form 8-K filed on January 30, 2020).

10.7*	Separation Agreement, dated as of March 20, 2020, by and between urban-gro, Inc. and Larry Dodson (incorporated by reference to Form 8-K filed on March 23, 2020).

10.8*	Form of Stock Option Agreement to be entered into on the Effective Date by and between urban-gro, Inc. and Larry Dodson (incorporated by reference to Form 8-K filed on March 23, 2020).

10.9*	urban-gro, Inc. 2019 Equity Incentive Plan (incorporated by reference to Form S-8 filed on August 27, 2019).

10.10*	Form of Deferred Shares Award Agreement (incorporated by reference to Exhibit 10.10 to Form 10-K filed on May 18, 2020).

Exhibit No.	Exhibit Description

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

10.17	Agreement, dated as of September 18, 2020, by and between urban-gro, Inc. and George (Bob) Pullar (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2020).

10.18*	Employment Agreement, dated as of July 1, 2020, by and between urban-gro, Inc. and Bradley Nattrass (incorporated by reference to Exhibit 10.18 to Form S-1 filed on November 16, 2020).

10.19*	Employment Agreement, dated as of July 1, 2020, by and between urban-gro, Inc. and Richard Akright (incorporated by reference to Exhibit 10.19 to Form S-1 filed on November 16, 2020).

10.20	Form of Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 25, 2020).

10.21	Form of Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 25, 2020).

10.22	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 25, 2020).

10.23	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2020).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BF Borgers CPA PC.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_____________________
*Denotes a management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

URBAN-GRO, INC.

Date: March 30, 2023	By:	/s/ Bradley Nattrass
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

Signature	Title	Date

/s/ Bradley Nattrass	Chairperson of the Board of Directors and Chief Executive Officer	March 30, 2023
Bradley Nattrass	(Principal Executive Officer)

/s/ Richard A. Akright	Chief Financial Officer	March 30, 2023
Richard A. Akright	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Lewis O. Wilks	Director	March 30, 2023
Lewis O. Wilks

/s/ David Hsu	Director	March 30, 2023
David Hsu

/s/ Sonia Lo	Director	March 30, 2023
Sonia Lo

/s/ Anita Britt	Director	March 30, 2023
Anita Britt

/s/ James Lowe	Director	March 30, 2023
James Lowe

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of urban-gro, Inc. and subsidiaries
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of urban-gro, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC
BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2017.
Lakewood, CO
March 30, 2023

urban-gro, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash	$12,008,003	$34,592,190
Accounts receivable, net	15,380,292	13,125,685
Contract receivables	3,004,282	—
Inventories	320,372	514,756
Prepaid expenses and other current assets	3,844,588	11,248,266
Total current assets	34,557,537	59,480,897
Non-current assets:
Property and equipment, net	1,307,146	207,496
Operating lease right of use assets, net	2,618,825	689,704
Investments	2,559,307	4,210,358
Goodwill	15,572,050	7,992,121
Intangible assets, net	5,450,687	1,575,466
Total non-current assets	27,508,015	14,675,145
Total assets	$62,065,552	$74,156,042
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,960,364	$6,066,896
Accrued expenses	3,196,961	3,878,278
Contract liabilities	1,294,452	—
Customer deposits	2,571,161	13,345,451
Contingent consideration	2,799,287	1,563,000
Promissory note	3,832,682	—
Operating lease liabilities	600,816	152,459
Total current liabilities	24,255,723	25,006,084
Non-current liabilities:
Operating lease liabilities	2,044,782	542,003
Deferred tax liability	1,033,283	440,625
Total non-current liabilities	3,078,065	982,628

Commitments and contingencies (note 12)

Shareholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,220,593 issued and 10,770,760 outstanding as of December 31, 2022, and 11,588,110 shares issued and 10,733,195 outstanding as of December 31, 2021	12,221	11,588
Additional paid-in capital	84,882,982	78,679,220
Treasury shares, cost basis: 1,449,833 shares as of December 31, 2022 and 854,915 as of December 31, 2021	(12,045,542)	(7,683,490)
Accumulated deficit	(38,117,897)	(22,839,988)
Total shareholders’ equity	34,731,764	48,167,330
Total liabilities and shareholders’ equity	$62,065,552	$74,156,042
The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2022	2021
Revenues:
Equipment systems	$33,333,574	$55,560,126
Services	12,862,308	5,043,764
Construction design-build	19,822,901	—
Other	1,011,151	1,509,291
Total revenues and other income	67,029,934	62,113,181
Cost of revenues:
Equipment systems	27,963,258	42,195,136
Services	6,225,634	4,051,229
Construction design-build	17,905,172	—
Other	730,151	1,106,930
Total cost of revenues	52,824,215	47,353,295
Gross profit	14,205,719	14,759,886

Operating expenses:
General and administrative	19,911,276	12,852,168
Stock-based compensation	2,571,785	1,840,913
Intangible asset amortization	1,059,779	271,549
Business development	3,299,864	—
Total operating expenses	26,842,704	14,964,630
Loss from operations	(12,636,985)	(204,744)

Non-operating income (expenses):
Interest expense	(54,579)	(334,056)
Interest expense – beneficial conversion of notes payable	—	(636,075)
Interest income	329,012	23,566
Loss on extinguishment of debt	—	(790,723)
Contingent consideration	(436,905)	—
Impairment loss	(2,660,933)	—
PPP loan forgiveness	—	1,032,316
Other income (expense)	(139,611)	34,049
Total non-operating income (expenses)	(2,963,016)	(670,923)
Loss before income taxes	(15,600,001)	(875,667)

Income tax benefit	322,092	—
Net loss	$(15,277,909)	$(875,667)

Comprehensive loss	$(15,277,909)	$(875,667)

Loss per share – basic and diluted	$(1.44)	$(0.09)
Weighted average shares – basic and diluted	10,610,841	10,020,301
The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2020	4,718,714	$4,719	$14,553,438	$(21,964,321)	$—	$(7,406,164)
Stock-based compensation	—	—	1,840,913	—	—	1,840,913
Beneficial conversion feature	—	—	636,075	—	—	636,075
Conversion of bridge financing	254,425	254	1,907,971	—	—	1,908,225
Common stock repurchased	—	—	—	—	(7,683,490)	(7,683,490)
Stock issuance related to offering	6,210,000	6,210	57,345,005	—	—	57,351,215
Stock issuance related to acquisition	202,066	202	1,999,798	—	—	2,000,000
Stock issued in conversion of warrants	22,490	22	9,974	—	—	9,996
Stock grant program vesting	118,366	119	(119)	—	—	–
Stock options exercised	62,049	62	386,165	—	—	386,227
Net loss	—	—	—	(875,667)	—	(875,667)
Balance, December 31, 2021	11,588,110	$11,588	$78,679,220	$(22,839,988)	$(7,683,490)	$48,167,330
Stock-based compensation	—	—	2,571,785	—		2,571,785
Common stock repurchased	—	—	—	—	(4,362,052)	(4,362,052)
Stock issuance related to acquisition	555,390	555	3,603,258	—	—	3,603,813
Stock issued in conversion of warrants	34,863	35	(35)	—	—	—
Stock grant program vesting	37,675	38	(38)	—	—	—
Stock options exercised	4,555	5	28,792	—	—	28,797
Net loss	—	—	—	(15,277,909)	—	(15,277,909)
Balance, December 31, 2022	12,220,593	$12,221	$84,882,982	$(38,117,897)	$(12,045,542)	$34,731,764

The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,277,909)	$(875,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,483,065	495,276
Deferred income tax benefit	(322,092)	—
Loss on extinguishment of debt	—	790,723
Stock-based compensation expense	2,571,785	1,840,913
Interest expense – beneficial conversion of notes payable	—	636,075
Impairment loss	2,660,933	—
Change in fair value of contingent consideration	436,905	—
PPP loan forgiveness	—	(1,032,316)
Other, net	54,858	209,363
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	(2,517,745)	(10,547,883)
Inventories	190,219	45,479
Prepayments and other assets	8,207,488	(8,063,663)
Accounts payable and accrued expenses	1,087,807	6,472,004
Operating lease liability	(413,770)	—
Customer deposits	(10,774,290)	8,466,588
Net cash used in operating activities	(12,612,746)	(1,563,108)

Cash flows from investing activities:
Purchases of investments	—	(2,500,000)
Purchases of property and equipment	(580,347)	(292,428)
Acquisitions, net of cash acquired	(3,871,452)	(5,544,846)
Net cash used in investing activities	(4,451,799)	(8,337,274)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	28,796	57,747,438
Repurchase of common stock	(4,362,052)	(7,683,490)
Repayment of finance lease ROU liability	(146,000)	—
Payments to settle contingent consideration	(1,040,386)	—
Repayment of debt	—	(5,755,845)
Net cash provided by (used in) financing activities	(5,519,642)	44,308,103

Net change in cash	(22,584,187)	34,407,721
Cash at beginning of period	34,592,190	184,469
Cash at end of period	$12,008,003	$34,592,190
The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$28,147	$230,424
Net cash paid for income taxes	$16,253	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for acquisitions	$3,603,813	$2,000,000
Operating lease right of use assets and liabilities extension	$1,929,121	$600,815
The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND ACQUISITIONS, BUSINESS PLAN, AND LIQUIDITY

Organization

urban-gro, Inc. ("we," "us," "our," the "Company," or "urban-gro") is an integrated professional services and design-build firm. We offer value-added architectural, engineering, and construction management solutions to the Controlled Environment Agriculture ("CEA"), industrial, healthcare, and other commercial sectors. Innovation, collaboration, and a commitment to sustainability drive our team to provide exceptional customer experiences. To serve our horticulture clients, we engineer, design and manage the construction of indoor CEA facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, construction, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running. Further, we serve a broad range of commercial and governmental entities, providing them with planning, consulting, architectural, engineering and construction design-build services for their facilities. We aim to work with our clients from the inception of their project in a way that provides value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of engineering and managed services complemented by a vetted suite of select cultivation equipment systems.

Acquisitions

DVO

Effective October 31, 2022, the Company entered into an agreement with Dawson Van Orden, Inc. ("Seller" or "DVO") and DVO's shareholders (the "DVO Shareholders") to acquire substantially all of the operating assets and liabilities of DVO, a Texas-based engineering firm with significant experience in indoor CEA. The purchase price of $6.1 million, after working capital adjustments, was comprised of (i) $1.2 million in cash, (ii) a $3.8 million Seller's promissory note, and (iii) $1.1 million of the Company's common stock. The Seller's promissory note is to be paid out over four quarters beginning in January 2023. The purchase price excludes up to $1.1 million of contingent consideration earnout that may become payable to the sellers dependent on the continued employment of the DVO Shareholders. The contingent consideration earnout is payable in cash or shares of the Company's common stock at the discretion of the Company.

The Company accounted for the acquisition as follows:

Purchase price	$6,072,366

Allocation of purchase price:
Accounts receivable, net	$1,134,909
Right of use asset	$1,197,310
Property and equipment	$229,058
Goodwill	$3,444,926
Intangible assets	$1,276,000
Accrued expenses	$(12,527)
Right of use liability	$(1,197,310)
Pro-forma disclosure of the DVO acquisition is not required as the historical results of DVO were not material to the Company's consolidated financial statements. Acquired goodwill from DVO represents the value expected to arise from organic growth and an opportunity to expand into a well-established market for the Company.

Emerald

Effective April 29, 2022, the Company acquired all of the issued and outstanding capital stock of Emerald Construction Management, Inc. ("Emerald") from its shareholders (the "Emerald Sellers"). The purchase price of $7.7 million, after working capital adjustments, was comprised of (i) $3.4 million in cash, (ii) $2.5 million of the Company’s common stock, and (iii) $1.8 million of estimated contingent consideration earnout payable to the Emerald Sellers over the term of the earnout. The Emerald Sellers may earn up to $2.0 million of total contingent consideration earnout based on the performance of Emerald during the two year period following the closing of the Emerald acquisition. The contingent consideration earnout is equal to 35% of Emerald's quarterly gross profit and is payable quarterly in shares of the Company’s common stock with the value of such shares being determined based upon the volume-weighted average price ("VWAP") of the Company’s common stock in the ten trading days prior to the end of the applicable quarter for which the quarterly gross profit is calculated.

The Company accounted for the acquisition as follows:

Purchase price	$7,671,557

Allocation of purchase price:
Cash	$622,641
Accounts receivable, net	$2,666,811
Contract receivable	$494,456
Prepayments and other assets	$38,086
Property and equipment	$403,008
Right of use asset	$82,408
Goodwill	$4,135,006
Intangible assets	$3,659,000
Accrued expenses	$(2,361,302)
Contract liabilities	$(1,071,399)
Right of use liability	$(82,408)
Deferred tax liability	$(914,750)

The following pro-forma amounts reflect the Company’s results as if the acquisition of Emerald had occurred on January 1, 2021. These pro-forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition to reflect the additional amortization of intangibles.

	For the Years Ended December 31,
	2022	2021
Revenue	$78,711,382	$88,251,443
Net loss	$(13,268,226)	$(1,694,783)

Acquired goodwill from Emerald represents the value expected to arise from organic growth and an opportunity to expand into a well-established market for the Company.

2WR

Effective July 30, 2021, the Company acquired three affiliated architecture design companies (the "2WR Entities") from their selling shareholders (the "2WR Sellers"). In connection with the acquisition of the 2WR Entities, the Company entered into an affiliate relationship with a fourth architecture design company owned by one of the 2WR Sellers. The purchase price of $10.1 million, after working capital adjustments, was comprised of the following: (i) $6.5 million in cash, (ii) $2.0 million of the Company's common stock, and (iii) $1.6 million of estimated contingent earnout payable to the 2WR Sellers over the term of the earnout. The agreement included up to $2.0 million of total contingent consideration earnout based on the performance of the 2WR Entities payable to the 2WR Sellers. Based on the performance of the 2WR Entities since the time of the acquisition, in the fourth quarter of 2022, the Company agreed to pay the remaining $0.4 million contingent consideration earnout. This resulted in the Company recording additional contingent consideration expense of $0.4 million related to the acquisition in the fourth quarter of 2022.

The Company accounted for the acquisition as follows:

Purchase price	$10,058,536

Allocation of purchase price:
Cash	$950,690
Accounts receivable, net	$1,676,208
Prepayments and other assets	$42,752
Property and equipment	$9,351
Goodwill	$7,090,054
Intangible assets	$1,762,500
Accrued expenses	$(1,032,394)
Deferred tax liability	$(440,625)
The following pro-forma amounts reflect the Company’s results as if the acquisition of the 2WR Entities had occurred on January 1, 2020. These pro-forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition to reflect the additional amortization of intangibles.

	For the Years Ended December 31,
	2022	2021
Revenue	67,029,934	66,802,623
Net income (loss)	(14,327,334)	196,595
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation and Business Combinations

These consolidated financial statements include the accounts of urban-gro, Inc. and its wholly owned subsidiaries. They are presented in United States dollars and have been prepared in accordance with U.S. GAAP. On December 31, 2020, we effected a 1-for-6 reverse stock split with respect to our common stock. All share and per share information in these consolidated financial statements give effect to this reverse stock split.

Acquisitions of businesses are accounted for using the acquisition method of accounting (Accounting Standards Codification 805-10-225). The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair values of the assets transferred, liabilities incurred to the former owners of the acquired entities and the equity interests issued in exchange for control of the acquired entities. Acquisition related costs are recognized in net income (loss) as incurred.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates. Significant estimates include estimated revenues earned under percentage of completion construction contracts, professional service contracts, estimated useful lives and potential impairment of long-lived assets and goodwill, inventory write-offs, allowance for deferred tax assets and deferred tax liabilities, and allowance for bad-debt.
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

Contract Assets and Liabilities

The timing between when Company collects cash from its construction design-build customers can create a contract asset or contract liability. Please refer to Note 3 - Revenue from Contracts with Customers for further discussion of the Company's contract assets and liabilities.

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
Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, promissory note and other current assets and liabilities. We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:
•Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated with observable market data.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The carrying amount of our cash, accounts receivable, accounts payable, promissory note, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments as of December 31, 2022 and 2021. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments as of December 31, 2022 and 2021.
There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2022 and 2021.
Cash
The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits. The Company has not experienced any losses related to these balances and believes the risk to be minimal. There are no restricted or compensating cash balances as of December 31, 2022.

Accounts Receivable, Net

Trade Accounts Receivable

Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. As of December 31, 2022 and 2021, the balance of allowance for doubtful accounts was $103,653 and $51,203, respectively. The allowance for doubtful accounts is calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Occasionally, the Company will write off bad-debt directly to the bad-debt expense account when the balance is determined to be uncollectible. Bad-debt expense for the years ended December 31, 2022 and 2021 was $110,000 and $75,137, respectively.

Non-trade Accounts Receivable

Non-trade accounts receivable consist of amounts due to the Company outside of our normal operating business. As of December 31, 2022 and 2021, the Company had a total of $2,914,112 and $5,103,132 of non-trade accounts receivable, respectively. As of December 31, 2022, non-trade accounts receivables was comprised of miscellaneous non-trade accounts receivables totaling $514,112 and non-trade accounts receivable related to litigation involving fraudulent wire transactions of $2,400,000. As of December 31, 2021, non-trade accounts receivable was comprised of amounts related to litigation involving fraudulent wire transactions of $5,103,132. On March 27, 2023, the Company entered into an agreement to settle this litigation and received a cash payment of $2,400,000 on March 27, 2023. In connection with this settlement, the Company recorded an impairment in the fourth quarter of 2022 of $950,576.

The following table summarizes the changes in non-trade accounts receivable related to the fraudulent wire transactions for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Beginning fraudulent wire receivable	$5,103,132	$—
Additions	—	5,103,132
Payments received	(1,752,556)	—
Impairment recorded upon settlement	(950,576)	—
Ending fraudulent wire receivable	$2,400,000	$5,103,132

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
Property, Plant, and Equipment, net

Property and equipment is stated at cost less accumulated depreciation and impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. No impairment charges were recorded for the years ended December 31, 2022 and 2021.

The estimated useful lives for significant property and equipment categories are as follows:

Computer and technology equipment	3 years
Furniture and equipment	5 years
Leasehold improvements	Lease term
Vehicles	3 years
Other equipment	3 or 5 years
Software	3 years

Operating Lease Right of Use Assets

Operating lease right of use assets are stated at cost less accumulated depreciation, amortization and impairment. The Company has various operating and finance equipment and office leases with an imputed annual interest rate of 8%.

Intangible Assets

The Company’s intangible assets, consist of legal fees for application of patents and trademarks, as well as customer relationships, trademarks and trade names and backlog from the acquisitions of DVO, 2WR and Emerald. Our patents and trademarks are recorded at cost, while the intangibles from our acquisitions are recorded at fair value and are amortized using the straight-line method over an estimated life, generally 5 years for patents, 5 years for trademarks and trade names, 7 years for customer relationships, and 1 year for backlog. Intangible assets are reported in the "Intangible Asset" line on the balance sheet.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually and at any time when events or circumstances suggest impairment may have occurred.

The testing for impairment consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value, an impairment will be recognized equal to the difference between the carrying value of the reporting unit’s goodwill and the implied fair value of the goodwill. In testing goodwill for impairment, we determine the estimated fair value of our reporting units based upon a discounted future cash flow analysis. Goodwill, trade names and patents are our only indefinite-lived intangible assets. Definite-lived intangible assets are amortized using the straight-line method over the shorter of their contractual term or estimated useful lives.

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
Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criteria standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given to whether that control happens over time or not. Determination of criteria (3) and (4) are based on judgments regarding the fixed nature of the selling prices of the services and products delivered and the collectability of those amounts.

The Company derives revenue predominately from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers. Please refer to Note 3 - Revenue from Contracts with Customers for additional discussion.
Customer Deposits
For equipment systems contracts, the Company’s policy is to collect deposits from customers at the beginning of the contract. Please refer to Note 3 - Revenue from Contracts with Customers for further discussion of the Company's customer deposits.
Cost of Revenues
The Company’s policy is to recognize cost of revenues in the same manner as, and in conjunction with, revenue recognition. The Company’s cost of revenues includes the costs directly attributable to revenue recognized and includes expenses related to the purchasing of products and providing services, costs related to construction design-build contracts, fees for third-party commissions, and shipping costs. Total shipping costs included in the cost of revenues for the years ended December 31, 2022 and 2021 were $893,517 and $1,253,506, respectively.
Advertising Costs
The Company expenses advertising costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expense incurred for the years ended December 31, 2022 and 2021 was $504,738 and $263,609, respectively.
Stock-Based Compensation
The Company periodically issues shares of its common stock and stock options to employees, directors, and consultants in non-capital raising transactions for fees and services. The Company accounts for stock grants and stock options issued to employees and directors with the award being measured at its fair value at the date of grant and amortized ratably over the vesting period. The Company accounts for stock issued to consultants with the value of the stock compensation based upon the measurement date as determined at the grant date of the award.
Beneficial Conversion Feature of Convertible Notes
The Company accounted for its convertible notes at issuance by allocating the proceeds received from a convertible note among freestanding instruments according to ASC 470, Debt, based upon their relative fair values. The fair value of debt and common stock was determined based on the closing price of the common stock on the date of the transaction, and the fair value of warrants was determined using the Black-Scholes option-pricing model. Convertible notes were subsequently carried at amortized cost. The fair value of the warrants is recorded as additional paid-in capital, with a corresponding amount recorded as a debt discount from the face amount of the convertible note. Each convertible note was analyzed for the existence of a beneficial conversion feature ("BCF"), defined as the fair value of the common stock at the commitment date for the convertible note, less the effective conversion price. BCFs were recognized at their intrinsic value, and recorded as an increase to additional paid-in capital, with a corresponding reduction in the carrying amount of the convertible note (as a debt discount from the face amount of the convertible note). The discounts on the convertible notes, consisting of amounts ascribed to warrants and beneficial conversion features, is amortized to interest expense, using the effective interest method, over the terms of the related convertible notes. BCFs that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.
Warrants
The Company estimates the fair value of warrants at the respective balance sheet dates using the Black-Scholes option-pricing model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term, risk-free interest rate, and expected volatility of the price of the underlying common stock. There is a moderate degree of subjectivity involved when using option pricing models to estimate the warrants and the assumptions used in the Black-Scholes option-pricing model are moderately judgmental.
Income Taxes
The Company files income tax returns in the United States, Canada, and the Netherlands, and state and local tax returns in applicable jurisdictions. Provisions for current income tax liabilities, if any, would be calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings, if any, would also include deferred income tax provisions.
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
Loss per Share
The Company computes net loss per share by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share would be computed by dividing net loss by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented. The diluted earnings per share calculation is not presented as it results in an anti-dilutive calculation of net loss per share.
The treasury stock method would be used to calculate diluted earnings per share for potentially dilutive stock options and share purchase warrants. This method assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants would be used to purchase common shares at the average market price for the period.
Recently Issued Accounting Pronouncements
From time to time, the Financial Accounting Standards Board (the "FASB") or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s financial statements upon adoption.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This adoption of this update had no impact to the Company's consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under historical U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The adoption of this update had no impact to the Company's consolidated financial statements.

There are other various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Management has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company's financial condition or the results of our operations.
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the years ended December 31, 2022 and 2021:

	For the year ended December 31, 2022
	CEA	Commercial	Total	Relative Percentage
Equipment systems	$33,333,574	$—	$33,333,574	50%
Services	8,016,433	4,845,875	12,862,308	19%
Construction design-build	1,664,538	18,158,363	19,822,901	30%
Other	1,011,151	—	1,011,151	2%
Total revenues and other income	$44,025,696	$23,004,238	$67,029,934	100%
Relative percentage	66%	34%	100%

Note: Percentages may not calculate due to rounding.

	For the year ended December 31, 2021
	CEA	Commercial	Total	Relative Percentage
Equipment systems	$55,560,126	$—	$55,560,126	89%
Services	3,102,945	1,940,819	5,043,764	8%
Construction design-build	—	—	—	—%
Other	1,509,291	—	1,509,291	2%
Total revenues and other income	$60,172,362	$1,940,819	$62,113,181	100%
Relative percentage	97%	3%	100%

Note: Percentages may not calculate due to rounding.

Under ASC 606, a performance obligation is a promise in a contract with a customer, to transfer a distinct good or service to the customer. Equipment systems contracts are lump sum contracts, which require the performance of some, or all, of the obligations under the contract for a specified amount. Service revenue contracts, which include both architectural and engineering designs, generally contain multiple performance obligations which can span across multiple phases of a project and are generally set forth in the contract as distinct milestones. The majority of construction design-build contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Some contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the project life cycle (design and construction).

The transaction price for service contracts and construction design-build contracts is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. When there are multiple performance obligations under the same service contract, the Company allocates the transaction price to each performance obligation based on the standalone selling price. In general, payment is fixed at the time of the contract and are not subject to discounts, incentives, payment bonuses, credits, and penalties, unless negotiated in an amendment.

When establishing the selling price to the customer, the Company uses various observable inputs. For equipment systems, the stand-alone selling price is determined by forecasting the expected costs of the products, and then adding in the appropriate margins established by management. For service revenues and construction design-build revenues, the Company estimates the selling price by reference to certain physical characteristics of the project, which include the facility size, the complexity of the design, and the mechanical systems involved, which are indicative of the scope and complexity for those services. Significant judgments are typically not required with respect to the determination of the transaction price based on the nature of the selling prices of the products and services delivered and the collectability of those amounts. Accordingly, the Company does not consider estimates of variable consideration to be constrained.

The Company recognizes equipment systems, services, and construction design-build revenues when the performance obligation with the customer is satisfied. For satisfaction of equipment system revenues, the Company recognizes revenue when control of the promised good transfers to the customer, which predominately occurs at the time of shipment. For service revenues, satisfaction occurs as the services related to the distinct performance obligations are rendered or completed in exchange for consideration in an amount for which the Company is entitled. The time period between recognition and satisfaction of performance obligations is generally within the same reporting period; thus, there are no material unsatisfied or partially unsatisfied performance obligations for product or service revenues at the end of the reporting period.

Construction design-build revenues are recognized as the Company's obligations are satisfied over time, using the ratio of project costs incurred to estimated total costs for each contract because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed. This continuous transfer of control to the customer is further supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit and take control of any work in process. This cost-to-cost measure is used for our construction design-build contracts because management considers it to be the best available measure of progress on these contracts.

Contract modifications through change orders, claims and incentives are routine in the performance of the Company’s construction design-build contracts to account for changes in the contract specifications or requirements. In most instances, contract modifications are not distinct from the existing contract due to the significant integration of services provided in the contract and are accounted for as a modification of the existing contract and performance obligation. Either the Company or its customers may initiate change orders, which may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Change orders that are unapproved as to both price and scope are evaluated as claims. The Company considers claims to be amounts in excess of approved contract prices that the Company seeks to collect from its customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs.

The timing of when the Company bills customers on long-term construction design-build contracts is generally dependent upon agreed-upon contractual terms, which may include milestone billings based on the completion of certain phases of the work, or when services are provided. When as a result of contingencies, billings cannot occur until after the related revenue has been recognized; the result is unbilled revenue, which is included in contract assets. Additionally, the Company may receive advances or deposits from customers before revenue is recognized; the result is deferred revenue, which is included in contract liabilities. Retainage subject to conditions other than the passage of time are included in contract assets and contract liabilities.

Contract assets represent revenues recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts. Contract liabilities represent the Company’s obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which contract receivables are outstanding.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	As of December 31,
	2022	2021
Contract assets:
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$2,874,141	$—
Retainage included in contract assets due to being conditional on something other than solely passage of time	130,141	—
Total contract assets	$3,004,282	$—

	As of December 31,
	2022	2021
Contract liabilities:
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability)	$1,294,452	$—
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	—	—
Total contract liabilities	$1,294,452	$—

Accounts receivable, net of allowance for doubtful accounts, balances from contracts with customers within the accompanying balance sheets as of December 31, 2022, and 2021, were $12,466,180 and $8,022,553, respectively.

For equipment systems contracts, the Company’s predominant policy is to collect deposits from customers at the beginning of the contract and the balance of the contract payment prior to shipping. The Company does, in some cases, collect deposits or retainers as down payments on service contracts. Consumable products orders may be paid for in advance of shipment or for recurring customers with credit, payment terms of 30 days or less may be extended by the Company. Customer payments that have been collected prior to the performance obligation being recognized are recorded as customer deposit liabilities on the balance sheet. When the performance obligation is satisfied and all the criteria for revenue recognition are met, revenue is recognized. In certain situations when the customer has paid the deposit and services have been performed but the customer chooses not to proceed with the contract, the Company is entitled to keep the deposit and recognize revenue. Of the outstanding customer deposit balance of $13,345,451 at December 31, 2021, $13,186,579 was recognized as revenue in the year ended December 31, 2022. The entire customer deposit balance of $4,878,863 at December 31, 2020 was recognized as revenue in the year ended December 31, 2021.
NOTE 4 – RELATED PARTY TRANSACTIONS
On December 15, 2020, James Lowe, a director of the Company, agreed to convert a $1,000,000 note plus $4,500 of accrued interest into a convertible note bridge financing (see "Bridge Financing" in Note 10 – Notes Payable). The note carried interest at a rate of 12% and matured on December 31, 2021. The note was converted into shares of the Company's common stock in connection with the Company's uplisting to Nasdaq in February 2021.
Cloud9 Support, an entity owned by James Lowe, purchases materials from the Company for use with their customers. Total sales to Cloud9 Support were $27 and $106,310 during the years ended 2022 and 2021, respectively. Outstanding receivables from Cloud9 Support as of December 31, 2022 and 2021 totaled $3,920 and $6,797, respectively. There was no outstanding payables for purchases of inventory or other services to Cloud9 Support as of December 31, 2022 and 2021.

NOTE 5 – PREPAYMENTS & OTHER ASSETS
Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	As of December 31,
	2022	2021
Vendor prepayments	$2,459,389	$10,652,962
Prepaid services and fees	1,346,430	587,505
Others	38,769	7,799
Total prepayments and other assets	$3,844,588	$11,248,266
NOTE 6 - PROPERTY PLANT & EQUIPMENT, NET
Property Plant and Equipment balances are summarized as follows:

	As of December 31,
	2022	2021
Computers and technology equipment	$232,405	$106,825
Furniture and fixtures	234,389	110,006
Leasehold improvements	306,719	164,072
Vehicles	456,797	20,000
Software	685,580	229,621
Other equipment	58,525	36,548
Accumulated depreciation	(667,269)	(459,576)
Total property plant and equipment, net	$1,307,146	$207,496
Depreciation expense for the years ended December 31, 2022 and 2021 totaled $423,286 and $223,727, respectively.
NOTE 7 – INVESTMENTS
The components of investments are summarized as follows:

	XS Financial	Edyza	Total
Balances, as of December 31, 2021	$2,500,000	$1,710,358	$4,210,358
Impairment	—	(1,710,358)	(1,710,358)
Paid in kind interest	59,307	–	59,307
Balances, as of December 31, 2022	$2,559,307	$—	$2,559,307
XS Financial
On October 30, 2021, the Company participated in a convertible note offering of Xtraction Services, Inc., a/k/a XS Financial Inc. (CSE: XSF) (OTCQB: XSHLF) ("XSF"), a specialty finance company providing CAPEX financing solutions, including equipment leasing, to CEA companies in the United States. The Company invested $2,500,000 of a total $43,500,000 raised by XSF. Prior to any Nasdaq listing, the investment incurs 9.5% interest payable, of which, 7.5% is cash interest and 2.0%. is interest paid in kind. Subsequent to any Nasdaq listing, the investment incurs 8.0% interest. The debt matures on October 28, 2023, with a one-year option at the sole discretion of XSF to extend the maturity date. In addition, the Company received 1.25 million warrants denominated in Canadian dollars ("C$") with a C$0.45 share price as subject to the warrant instrument. No value was attributed to the warrants at the time of the investment.

Edyza

The Company has a strategic investment in Edyza, Inc. ("Edyza"), a hardware and software technology company that enables dense sensor networks in agriculture, healthcare, and other environments that require precise micro-climate monitoring. The Company measures this investment at cost, less any impairment changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

During the third quarter of 2022, the Company fully impaired this investment. The Company notes that the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery has passed, causing an "other than temporary loss." The Company will continue to monitor any future changes to this impairment and seek to recover any remaining value of its 19.5% ownership. The impairment recorded was $1.7 million.

NOTE 8 – GOODWILL & INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill in conjunction with acquisitions it has completed. The goodwill balances as of December 31, 2022 and 2021 were $15,572,050 and $7,992,121. Goodwill is not amortized. The Company did not record any impairment charges related to goodwill for the years ended December 31, 2022 and 2021.
Intangible Assets Other Than Goodwill

Intangible assets as of December 31, 2022 and 2021 consisted of the following:

	As of December 31, 2022
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$4,212,100	$(401,997)	$3,810,103
Trademarks and trade names	1,778,000	(307,817)	1,470,183
Backlog and Other	768,113	(626,003)	142,110
Total finite-lived intangible assets	6,758,213	(1,335,817)	5,422,396
Indefinite-lived intangible assets:
Trade names	28,291	—	28,291
Total indefinite-lived intangible assets	28,291	—	28,291
Total intangible assets, net	$6,786,504	$(1,335,817)	$5,450,687

	As of December 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$834,100	$(49,649)	$784,451
Trademarks and trade names	499,000	(41,583)	457,417
Backlog and Other	490,113	(184,806)	305,307
Total finite-lived intangible assets	1,823,213	(276,038)	1,547,175
Indefinite-lived intangible assets:
Trade names	28,291	—	28,291
Total indefinite-lived intangible assets	28,291	—	28,291
Total intangible assets, net	$1,851,504	$(276,038)	$1,575,466

Amortization expense for intangible assets subject to amortization for the years ended December 31, 2022 and 2021 was $1,059,779 and $271,549, respectively. The estimated future amortization expense for intangible assets subject to amortization at December 31, 2022, is summarized below:

For the years ending December 31,	Estimated Future Amortization Expense
2023	$1,100,461
2024	957,329
2025	957,329
2026	915,745
2027	691,095
Thereafter	800,437
Total estimated future amortization expense	$5,422,396
NOTE 9 – ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	As of December 31,
	2022	2021
Accrued operating expenses	$515,858	$628,871
Accrued wages and related expenses	639,614	1,887,124
Accrued 401(k)	262,599	23,520
Accrued sales tax payable	1,778,890	1,338,763
Total accrued expenses	$3,196,961	$3,878,278
Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2015 through 2022.
NOTE 10 –BENEFICIAL CONVERSION FEATURE
During the fourth quarter of 2020 the Company entered into bridge financing notes (the "Bridge Financing Notes") totaling $1,854,500. The Bridge Financing Notes are a combination of $1,004,500 from James Lowe, (See Note 4 – Related Party Transactions), $350,000 received in November 2020, and an additional $500,000 received in December 2020. The Bridge Financing Notes carried interest at the rate of 12% and had a maturity date of December 31, 2021. The Bridge Financing Notes were mandatorily convertible upon the closing of a sale of the securities of the Company, whether in a private placement or pursuant to an effective registration statement under the Securities Act, resulting in at least $2,500,000 of gross proceeds to the Company (a "Qualified Offering"). In the event of a Qualified Offering, the outstanding principal and interest of the Bridge Financing Notes were to be converted into the identical security issued at such Qualified Offering at 75% of the per security price paid by investors in connection with the Qualified Offering. The offering described in Note 15 – Shareholders Equity, was a Qualified Offering and the Bridge Financing Notes were converted into equity in connection with the offering on February 17, 2021.
NOTE 11 – PROMISSORY NOTE AND DEBT
As part of the Asset Purchase Agreement of DVO, a non-negotiable promissory note in the aggregate principal amount of $3,806,250, payable to DVO was issued effective November 1, 2022 (the "DVO Promissory Note"). The principal amount, together with the simple interest accrued on the unpaid principal amount outstanding will be paid by the Company on a quarterly basis for the first four consecutive quarters, with the first payment paid in January 2023, and the remaining three payments due ten days following the end of each subsequent fiscal quarter thereafter until the earlier of the end of the fourth full fiscal quarter following the closing date December 31, 2023 or the payment in full of all amounts due. The DVO Promissory Note may be prepaid in whole or in part at any time without premium or penalty; provided, that each payment shall be accompanied by payment of all unpaid costs, fees and expenses, if any, which are due plus all accrued and unpaid interest due as of the date of such prepayment.

The outstanding principal balance under the DVO Promissory Note shall bear simple interest at a variable rate per annum equal to the rate of interest most recently published by JP Morgan Chase & Co. as the "prime rate" (the "Prime Rate"). Initially, interest will accrue at the Prime Rate as of the date of the DVO Promissory Note. The interest rate will be adjusted on a quarterly basis as of the first day of each full fiscal quarter following the first full fiscal quarter after the closing date to the then current Prime Rate. Interest amounts accruing on the outstanding principal balance of the DVO Promissory Note will be non-compounding and will be calculated on a quarterly basis.
On February 21, 2020, the Company entered into a letter agreement (the "Credit Agreement") by and among the Company, as borrower, urban-gro Canada Technologies Inc. and Impact, as guarantors, the lenders party thereto (the "Lenders"), and Bridging Finance Inc., as administrative agent for the Lenders (the "Agent"). The Credit Agreement, which was denominated in Canadian dollars, was comprised of (i) a 12-month senior secured demand term loan facility in the amount of C$2.7 million (USD$2.0 million), which was funded in its entirety on the closing date (the "Term Loan"); and (ii) a 12-month demand revolving credit facility of up to C$5.4 million (USD$4.0 million), which could be drawn from time to time, subject to the terms and conditions set forth in the Credit Agreement and described further below (the "Revolving Facility," and together with the Term Loan, the "Facilities"). The Credit Agreement was personally guaranteed by the Company’s CEO and Chairman, Bradley Nattrass, and was to be in place for the original term of the Credit Agreement (1 year) plus a 1-year extension period at the discretion of the Lender as provided in the Credit Agreement.
The final maturity date of the Facilities was initially stipulated in the Credit Agreement as the earlier of (i) demand, and (ii) the date that is 12 months after the closing date, with a potential extension to the date that is 24 months after the closing date (the "Initial Maturity Date"). The Facilities bore interest at the annual rate established and designated by the Bank of Nova Scotia as the prime rate, plus 11% per annum. Accrued interest on the outstanding principal amount of the Facilities was due and payable monthly in arrears, on the last business day of each month, and on the Initial Maturity Date.
The Revolving Facility could initially be borrowed and re-borrowed on a revolving basis by the Company during the term of the Facilities, provided that borrowings under the Revolving Facility were limited by a loan availability formula equal to the sum of (i) 90% of insured accounts receivable, (ii) 85% of investment grade receivables, (iii) 75% of other accounts receivable, (iv) 50% of eligible inventory, and (v) the lesser of C$4.05 million (USD$3.0 million) and (A) 75% of uncollected amounts on eligible signed equipment orders for equipment systems contracts and (B) 85% of uncollected amounts on eligible signed professional services order forms for design contracts. The Revolving Facility could be prepaid in part or in full without a penalty at any time during the term of the Facilities, and the Term Loan could be prepaid in full or in part without penalty subject to 60 days prior notice in each case subject to certain customary conditions.
On September 4, 2020, the Company executed an amendment to the Credit Agreement (the "First Amendment") to extend the maturity date of the Facilities to December 31, 2021 (the "Revised Maturity Date"). The First Amendment also increased the rate at which the Facilities would bear interest to the annual rate established and designated by the Bank of Nova Scotia as the prime rate, plus 12% per annum.
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
The Company incurred $1,314,868 of debt issuance costs in connection with these Facilities, of which $676,822 was non-cash in the form of Common Stock and warrant issuances. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option pricing based on the market value of the underlying Common Stock at the valuation measurement date of $6.00, the remaining contractual terms of the warrants of 5 years, risk free interest rate of 1.14% an expected volatility of the price of the underlying Common Stock of 100%. The Company recorded the debt issuance costs as either a deferred financing asset or a direct reduction of the loan obligation based on the pro-rata value of the Revolving Facility and Term Loan, respectively, on the closing date. The debt issuance costs were being amortized as interest expense over the life of the Facilities, until the Revised Maturity Date. On February 17, 2021, the Company repaid all amounts outstanding under the Credit Agreement and expensed the remaining unamortized debt issuance costs as loss on extinguishment of debt. As of December 31, 2022 and December 31, 2021, there was no unamortized debt issuance costs remaining related to the Revolving Facility and Term Loan, respectively.

NOTE 12 – OPERATING LEASE LIABILITIES AND COMMITMENTS AND CONTINGENCIES
The Company has seven operating office lease liabilities and one finance office lease liability with an imputed annual interest rate of 8%. Five of the leases were assigned to the Company in connection with the acquisitions of 2WR, Emerald, and DVO. The remaining lease terms range from less than a year to 6 years, as of December 31, 2022. The following is a summary of operating lease liabilities:

	As of December 31,
	2022	2021
Operating lease liabilities related to right of use assets	$2,645,598	$694,462
Less current portion	(600,816)	(152,459)
Long term	$2,044,782	$542,003
The following is a schedule showing total future minimum lease payments:

For the years ending December 31,	Minimum Lease Payments
2023	$827,688
2024	708,364
2025	549,319
2026	398,835
2027	345,333
Thereafter	335,983
Total minimum lease payments	$3,165,522
Less: Amount representing interest	$(519,924)
Net lease obligations	$2,645,598
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.
NOTE 13 – RISKS AND UNCERTAINTIES
Concentration Risk

The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Customers exceeding 10% of revenue

	For the Years Ended December 31,
Company Customer Number	2022	2021
C000001462	10%	46%
C000001140	13%	*
C000002187	17%	*

*Amounts less than 10%

Customers exceeding 10% of accounts receivable

	As of December 31,
Company Customer Number	2022	2021
C000001462	*	41%
C000001140	*	23%
C000002151	10%	*
C000002187	24%	*

*Amounts less than 10%

The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:

Vendors exceeding 10% of purchases

	For the Years Ended December 31,
Company Vendor Number	2022	2021
V000001029	13%	15%
V000000453	*	14%
V000001326	*	11%
V000001372	*	15%

*Amounts less than 10%

Vendors exceeding 10% of accounts payable:

	As of December 31,
Company Vendor Number	2022	2021
V000000453	*	20%
V000001372	*	33%
V000001326	*	12%
V000001910	11%	*

*Amounts less than 10%

Foreign Exchange Risk
Although our revenues and expenses are expected to be predominantly denominated in United States dollars, we may be exposed to currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar, the Canadian dollar, the Euro, and the currency of other regions in which we may operate may have a material adverse effect on our business, financial condition and operating results. We may, in the future, establish a program to hedge a portion of our foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if we develop a hedging program, it may not mitigate currency risks.
NOTE 14 – STOCK-BASED COMPENSATION
Stock-based compensation expense for the years ended December 31, 2022 and 2021 was $2,571,785 and $1,840,913, respectively based on the vesting schedule of the stock grants and options. During the year ended December 31, 2022, 62,172 shares vested and were issued to employees and directors. During the year ended December 31, 2021, 122,629 shares vested and were issued to employees and directors. No cash flow effects are anticipated for stock grants.
The Company has adopted equity incentive plans ("Incentive Plans") which provide for the issuance of incentive stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company to reward and attract employees and compensate the Board and vendors when applicable. The Incentive Plans are administered by the Company's Board. Stock grants under the Incentive Plans are valued at the price of the stock on the date of grant. The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the options, risk-free interest rate and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when estimating the value of stock options with the Black-Scholes option pricing model as the assumptions used are moderately judgmental. Stock grants and stock options are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. Stock grants and stock options typically require a 1 to 3 year period of continued employment or service performance before the stock grant or stock option vests.
    The following schedule shows stock grant activity for the years ended December 31, 2022 and 2021:

Number of Shares
Grants unissued as of December 31, 2020	118,889
Grants awarded	157,413
Forfeiture/cancelled	—
Grants vested	(122,629)
Grants unissued as of December 31, 2021	153,673
Grants awarded	542,584
Forfeiture/Cancelled	(139,226)
Grants vested	(62,172)
Grants unissued as of December 31, 2022	494,859
The following table summarizes stock grant vesting periods:

Number of Shares	Unrecognized Stock Compensation Expense	As of December 31,
336,800	$1,150,112	2023
158,059	518,530	2024
494,859	$1,668,642
The following schedules show stock option activity for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2020	638,278	7.25	$6.49
Issued	76,003	4.00	$6.00
Exercised	(4,777)	—	$6.78
Expired	(68,167)	4.31	$7.89
Stock options outstanding at December 31, 2021	641,337	7.55	$6.27
Stock options exercisable at December 31, 2021	493,724	7.69	$6.46

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2021	641,337	7.55	$6.27
Issued	76,246	9.00	$10.48
Exercised	(4,555)	—	$6.00
Expired	(43,640)	6.25	$6.04
Stock options outstanding at December 31, 2022	669,388	7.85	$6.77
Stock options exercisable at December 31, 2022	618,651	6.74	$6.30

The following table summarizes stock option vesting periods under the Incentive Plans:

Number of Shares	Unrecognized Stock Compensation Expense	As of December 31,
39,089	$167,358	2023
11,648	39,044	2024
50,737	$206,402
The aggregate intrinsic value of the stock options outstanding and exercisable at December 31, 2022 is $0.
NOTE 15 – SHAREHOLDERS’ EQUITY
On February 17, 2021, we completed an offering of 6,210,000 shares of our common stock, inclusive of the underwriters full over allotment, at $10.00 per share for total gross offering proceeds of $62,100,000. In connection with this offering, we received approval to list our common stock on the Nasdaq Capital Market under the symbol "UGRO."

On May 24, 2021, we announced that the Board authorized a stock repurchase program to purchase up to $5.0 million of the currently outstanding shares of the Company’s common stock, over a period of 12 months through open market purchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On January 18, 2022, the Board authorized a $2.0 million increase to the stock repurchase program, to a total of $7.0 million. On February 2, 2022, the Board authorized an additional $1.5 million increase to the stock repurchase, to a total of $8.5 million. On September 12, 2022, the Board authorized an additional $2 million increase to the stock repurchase, for a total of $10.5 million. During the twelve months ended December 31, 2022 the Company has repurchased 594,918 shares of common stock at an average price per share of $7.33, for a total price of $4.4 million. In total, the Company has repurchased 1,099,833 shares of common stock at an average price per share of $8.25 for a total of $9.1 million, under this program.

In February 2021, the Company repurchased 350,000 shares of common stock with an average price per share of $8.50, for a total of $3.0 million, outside of any stock repurchase or publicly announced program.
NOTE 16 – INCOME TAXES
The Company accounts for income taxes in accordance with the asset and liability method prescribed in ASC 740, "Accounting for Income Taxes." The Company has adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

The Company has experienced cumulative losses for both book and tax purposes since inception. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and any tax assets that that the Company may be entitled to have been fully reserved based on management’s current estimates. Management intends to continue maintaining a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The deferred income tax benefit for the year ended December 31, 2022 relates to the reduction in the deferred tax liability associated with the amortization of the intangible assets from the acquisitions of the Emerald and 2WR Entities.

As of December 31, 2022, the Company had approximately $23,088,658 of operating loss carryforwards for United States tax purposes, expiring as follows:
•$2,182,354 expiring in 2037
•$20,906,304 with no expiration

Realization of operating loss carryforwards to offset future operating income for tax purposes are subject to various limitations including change of ownership and current year taxable income percentage limitations. The Company has no credit carryforwards for tax purposes.

The Company’s primary filing jurisdictions are the United States, Canada, and the Netherlands. Due to the Company’s net operating loss carryforwards, the Company’s income tax returns remain subject to examination by federal, foreign and most state taxing authorities for all tax years.
NOTE 17 – BUSINESS DEVELOPMENT
During 2021, the Company purchased lights from one of its international vendors to fulfill an order for a major customer. Subsequent to the sale, delivery and installation of the lights, the customer noted the lights were not performing as the manufacturer had stipulated. The Company performed tests of the lights and confirmed the performance metrics did not meet the manufacturer’s specifications. The Company worked with the customer to determine a lighting solution of replacement lights, sourced from the vendor, that would meet their needs. The customer has been a key customer to the Company and the Company expects to continue to do significant business with the customer in the future. In order to immediately satisfy the customer in this matter, the Company agreed to supply the replacement lighting solution to the customer at the Company’s expense while the Company continues to work with the vendor to resolve the original defective lighting issue, including, claims for reimbursement of the expense.

In total, the Company delivered $3.3 million of replacement lighting equipment to the customer and recorded the full amount as a business development expense during the year ended December 31, 2022.
NOTE 18 – WARRANTS
The following table shows warrant activity for the years ended December 31, 2022 and 2021:

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2020	202,752	$13.64
Exercised	(22,490)	$14.94
Issued in conjunction with equity offering	310,500	$12.50
Expired	(116,674)	$18.00
Warrants outstanding as of December 31, 2021	374,088	$11.26
Warrants exercisable as of December 31, 2021	374,088	$11.26

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2021	374,088	$11.26
Exercised	(18,196)	$6.00
Terminated – cashless exercise	(44,393)	$6.00
Expired	—	$—
Warrants outstanding as of December 31, 2022	311,499	$12.32
Warrants exercisable as of December 31, 2022	311,499	$12.32
The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date of $10.00, the contractual term of the options is 3 years, 25 days, risk-free interest rate of 0.57% and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when estimating the value of warrants with the Black-Scholes option pricing model as the assumptions used are moderately judgmental.
The weighted-average life of the warrants is 1.85 years. The aggregate intrinsic value of the warrants outstanding and exercisable at December 31, 2022 is $0.
NOTE 19 – SUBSEQUENT EVENTS
As more fully described in Note 2 - Summary of Significant Accounting Policies, on March 27, 2023 the Company received $2,400,000 to settle a litigation matter.