Form 10-Q
period 2023-03-31
urban-gro, Inc.
filed 2023-05-10
CIK 1706524

Fbacklog

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission File Number: 001-39933
URBAN-GRO, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5158469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1751 Panorama Point, Unit G Lafayette, CO	80026	(720) 390-3880
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	UGRO	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s only class of common stock outstanding as of April 24, 2023 was 10,938,556 shares.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to future events, challenges we may face, business strategy, future performance, future operations, backlog, financial position, estimated or projected revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “intend,” “could,” “should,” “believe,” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to:
•risks related to our operating strategy;
•competition for projects in our markets;
•our ability to predict and respond to new laws and governmental regulatory actions affecting our business, including foreign laws and governmental regulation;
•risks related to delays in the grant of necessary licenses to clients and delays in passage of legislation expected to benefit our clients, which could delay the funding and start of projects
•our ability to successfully develop new and/or enhancements to our product offerings and develop a product mix to meet demand;
•our ability to meet or exceed market expectations from analysts;
•unfavorable economic conditions, increases in interest rates and restrictive financing markets that may cause customers to cancel contracts reflected in our backlog or cause sales to decrease;
•our ability to successfully identify, manage and integrate acquisitions;
•our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;
•climate change and related laws and regulations;
•our ability to manage our supply chain in a manner that ensures that we are able to obtain adequate raw materials, equipment and essential supplies in a timely manner and at favorable prices;
•our ability to attract and retain key personnel;
•risks associated with concentration of a large portion of our business from a relatively small number of key clients/customers and the effect a loss of a key client/customer could have on our business;
•risks associated with customers or suppliers not fulfilling contracts;
•risks associated with reliance on key suppliers and risks such suppliers could change incentive programs that negatively affect our returns;
•the impact of inflation on costs of labor, raw materials and other items that are critical to our business;
•property damage and other claims and insurance coverage issues;

•the outcome of litigation or disputes;
•risks related to our information technology systems and infrastructure, including cybersecurity incidents;
•risks to our reputation from negative publicity, social media posts or negative interpretations of our ESG efforts;
•our ability to maintain effective internal control over financial reporting; and
•other events outside of our control.
These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
URBAN-GRO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$7,327,485	$12,008,003
Accounts receivable, net	22,069,269	15,380,292
Contract receivables	2,817,407	3,004,282
Prepaid expenses and other assets	4,685,529	4,164,960
Total current assets	36,899,690	34,557,537
Non-current assets:
Property and equipment, net	1,366,761	1,307,146
Operating lease right of use assets, net	2,542,644	2,618,825
Investments	2,572,103	2,559,307
Goodwill	15,572,050	15,572,050
Intangible assets, net	5,140,667	5,450,687
Total non-current assets	27,194,225	27,508,015
Total assets	$64,093,915	$62,065,552
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,865,846	$9,960,364
Accrued expenses	5,215,255	3,196,961
Contract liabilities	2,413,423	1,294,452
Customer deposits	2,355,609	2,571,161
Contingent consideration	2,537,291	2,799,287
Promissory note	2,908,213	3,832,682
Operating lease liabilities	606,648	600,816
Total current liabilities	30,902,285	24,255,723
Non-current liabilities:
Operating lease liabilities	1,964,804	2,044,782
Deferred tax liability	968,151	1,033,283
Total non-current liabilities	2,932,955	3,078,065

Commitments and contingencies (note 10)

Stockholders’ equity
Preferred stock, $0.10 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,388,389 issued and 10,938,556 outstanding as of March 31, 2023, and 12,220,593 issued and 10,770,760 outstanding as of December 31, 2022	12,388	12,221
Additional paid-in capital	85,554,375	84,882,982
Treasury shares, cost basis: 1,449,833 shares as of March 31, 2023 and as of December 31, 2022	(12,045,542)	(12,045,542)
Accumulated deficit	(43,262,546)	(38,117,897)
Total stockholders’ equity	30,258,675	34,731,764
Total liabilities and stockholders’ equity	$64,093,915	$62,065,552
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC..
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Equipment systems	$2,911,823	$17,067,344
Services	3,470,653	3,638,507
Construction design-build	10,205,952	—
Other	176,957	347,018
Total revenues and other income	16,765,385	21,052,869
Cost of revenues:
Equipment systems	2,477,505	13,974,779
Services	1,997,423	1,929,248
Construction design-build	9,315,993	—
Other	132,616	246,822
Total cost of revenues	13,923,537	16,150,849
Gross profit	2,841,848	4,902,020

Operating expenses:
General and administrative	7,098,858	4,725,301
Stock-based compensation	479,641	882,000
Intangible asset amortization	310,020	162,500
Total operating expenses	7,888,519	5,769,801
Loss from operations	(5,046,671)	(867,781)

Non-operating income (expense):
Interest expense	(73,216)	(7,658)
Interest income	73,131	79,852
Contingent consideration	(160,232)	—
Other expense	(2,793)	(8,690)
Total non-operating income (expense)	(163,110)	63,504
Loss before income taxes	(5,209,781)	(804,277)

Income tax benefit	65,132	108,060
Net loss	$(5,144,649)	$(696,217)

Comprehensive loss	$(5,144,649)	$(696,217)

Loss per share - basic and diluted	$(0.48)	$(0.07)
Weighted average shares - basic and diluted	10,772,705	10,508,972
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	12,220,593	$12,221	$84,882,982	$(38,117,897)	$(12,045,542)	$34,731,764
Stock-based compensation	—	—	479,641	—	—	479,641
Stock grant program vesting	103,572	103	(103)	—	—	—
Stock issued for contingent consideration	64,224	64	191,855	—	—	191,919
Net loss for period ended March 31, 2023	—	—	—	(5,144,649)	—	(5,144,649)
Balance, March 31, 2023	12,388,389	$12,388	$85,554,375	$(43,262,546)	$(12,045,542)	$30,258,675

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	11,588,110	$11,588	$78,679,220	$(22,839,988)	$(7,683,490)	$48,167,330
Stock-based compensation	—	—	882,000	—	—	882,000
Treasury stock purchases	—	—	—	—	(3,773,177)	(3,773,177)
Stock options exercised	4,555	5	28,792	—	—	28,797
Stock issued in conversion of warrants	34,863	35	(35)	—	—	—
Net loss for period ended March 31, 2022	—	—	—	(696,217)	—	(696,217)
Balance, March 31, 2022	11,627,528	$11,628	$79,589,977	$(23,536,205)	$(11,456,667)	$44,608,733
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,144,649)	$(696,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	404,069	218,278
Deferred income tax benefit	(65,132)	(108,060)
Stock-based compensation expense	479,641	882,000
Change in fair value of contingent consideration	160,232	—
Other, net	327,189	(56,921)
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	(6,827,927)	(354,181)
Prepaid expenses and other assets	(334,525)	1,439,679
Accounts payable and accrued expenses	7,118,280	1,092,601
Operating lease liability	(174,592)	(33,913)
Customer deposits	(215,552)	(6,110,537)
Net cash used in operating activities	(4,272,966)	(3,727,271)

Cash flows from investing activities:
Purchases of property and equipment	(133,833)	(32,336)
Net cash used in investing activities	(133,833)	(32,336)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	28,797
Repurchase of common stock	—	(3,773,177)
Repayment of finance lease ROU liability	(43,410)	(36,000)
Payments to settle contingent consideration	(230,309)	—
Net cash used in financing activities	(273,719)	(3,780,380)

Net change in cash	(4,680,518)	(7,539,987)
Cash at beginning of period	12,008,003	34,592,190
Cash at end of period	$7,327,485	$27,052,203

Supplemental cash flow information:
Cash paid for interest	$6,475	$7,658
Net cash paid for income taxes	$23,487	$55,120

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use assets and liabilities extension	$101,264	$—
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

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
Acquisitions
DVO
Effective October 31, 2022, the Company entered into an agreement with Dawson Van Orden, Inc. ("Seller" or "DVO") and DVO's shareholders (the "DVO Shareholders") to acquire substantially all of the operating assets and liabilities of DVO, a Texas based engineering firm with significant experience in indoor CEA. The purchase price of $6.1 million, after working capital adjustments, was comprised of (i) $1.2 million in cash, (ii) a $3.8 million Seller's promissory note, and (iii) $1.1 million of the Company's common stock. The Seller's promissory note is to be paid out over four quarters beginning in January 2023. The Seller’s promissory note balances as of March 31, 2023, and December 31, 2022, were $2,908,213 and $3,832,682, respectively. The purchase price excludes up to $1.1 million of contingent consideration earnout that may become payable to the Seller dependent on the continued employment of the DVO Shareholders. The contingent consideration earnout is payable in cash or shares of the Company's common stock at the discretion of the Company.
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

Emerald
Effective April 29, 2022, the Company acquired all of the issued and outstanding capital stock of Emerald Construction Management, Inc. (“Emerald”) from its shareholders (the “Emerald Sellers”). The purchase price of $7.7 million, after working capital adjustments, was comprised of (i) $3.4 million in cash, (ii) $2.5 million of the Company’s common stock, and (iii) $1.8 million of estimated contingent consideration earnout payable to the Emerald Sellers over the term of the earnout. The total contingent earnout payable to the Emerald Sellers is $2.0 million. Effective January 1, 2023, the terms of the contingent consideration earnout provision were amended providing for the entire contingent consideration of up to $2.0 million to be earned based solely on the continued employment of the Emerald Sellers for a two year period. This resulted in the Company recording additional contingent consideration expense of $160,232 in the first quarter of 2023. The remaining contingent consideration earnout is payable quarterly in shares of the Company’s common stock with the value of such shares being determined based upon the volume-weighted average price ("VWAP") of the Company’s common stock in the ten trading days prior to the end of the applicable quarter for which the quarterly gross profit is calculated.

The Company accounted for the acquisition as follows:

Purchase Price	$7,671,557

Allocation of Purchase Price:
Cash	$622,641
Accounts receivable, net	$2,666,811
Contract receivables	$494,456
Prepayments and other assets	$38,086
Property and equipment	$403,008
Right of use asset	$82,408
Goodwill	$4,135,006
Intangible assets	$3,659,000
Accrued expenses	$(2,361,302)
Contract liabilities	$(1,071,399)
Right of use liability	$(82,408)
Deferred tax liability	$(914,750)
The following pro-forma amounts reflect the Company’s results as if the acquisition of Emerald had occurred on January 1, 2022. These pro-forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition to reflect the additional amortization of intangibles.

	Three Months Ended March 31,
	2023	2022
Revenues:
Equipment systems	$2,911,823	$17,067,344
Services	3,470,653	3,638,507
Construction design-build	10,205,952	9,244,863
Other	176,957	347,018
Total revenues and other income	16,765,385	30,297,732

Net loss	$(5,144,649)	$(3,511)
Acquired goodwill from Emerald represents the value expected to arise from organic growth and an opportunity for the Company to expand into a well-established market.

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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Condensed Consolidated Financial Statements
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for condensed financial reporting. The condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there were no material changes made to the Company’s significant accounting policies.
Use of Estimates
In preparing condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated revenues earned under construction design-build contracts; estimated useful lives and potential impairment of long-lived assets, intangibles and goodwill; inventory write-offs; allowance for deferred tax assets; and allowance for bad debt.
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
Recently Issued Accounting Standards
As of March 31, 2023, and through the filing of this report, no Accounting Standards Updates have been issued and not yet adopted that are applicable to the Company and that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023
	CEA	Commercial	Total	Relative Percentage
Equipment systems	$2,911,823	$—	$2,911,823	17%
Services	1,577,026	1,893,627	3,470,653	21%
Construction design-build	383,524	9,822,428	10,205,952	61%
Other	176,957	—	176,957	1%
Total revenues and other income	$5,049,330	$11,716,055	$16,765,385	100%
Relative percentage	30%	70%	100%

	For the three months ended March 31, 2022
	CEA	Commercial	Total	Relative Percentage
Equipment systems	$17,067,344	$—	$17,067,344	81%
Services	2,170,351	1,468,156	3,638,507	17%
Construction design-build	—	—	—	—%
Other	347,018	—	347,018	2%
Total revenues and other income	$19,584,713	$1,468,156	$21,052,869	100%
Relative percentage	93%	7%	100%

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2023	December 31, 2022
Contract assets:
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$2,795,428	$2,874,141
Retainage included in contract assets due to being conditional on something other than solely passage of time	21,979	130,141
Total contract assets	$2,817,407	$3,004,282

	March 31, 2023	December 31, 2022
Contract liabilities:
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability)	$2,197,355	$1,294,452
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	216,068	—
Total contract liabilities	$2,413,423	$1,294,452

Trade accounts receivable, net of allowance for doubtful accounts, balances from contracts with customers within the accompanying condensed consolidated balance sheets as of March 31, 2023, and December 31, 2022, were $21,069,269 and $12,466,180, respectively.

Non-trade accounts receivable as of March 31, 2023, and December 31, 2022, were $1,000,000 and $2,914,112, respectively. Non-trade accounts receivables as of December 31, 2022,was comprised of miscellaneous non-trade accounts receivables totaling $514,112 and non-trade accounts receivable related to litigation involving fraudulent wire transactions of $2,400,000. On March 27, 2023, the Company entered into an agreement to settle this litigation and received a cash payment of $2,400,000 on March 27, 2023.

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
NOTE 4 – RELATED PARTY TRANSACTIONS
James Lowe, a director of the Company, is an owner of Cloud 9 Support, LLC (“Cloud 9”) and Potco LLC (“Potco”). Cloud 9 purchases materials from the Company for use with its customers and Potco purchases equipment from the Company for use in its cultivation facility. Total sales to Cloud 9 from the Company were $0 and $5,807 during the three months ended March 31, 2023, and 2022, respectively. Total sales to Potco from the Company were $479,897 and $11,400 during the three months ended March 31, 2023, and 2022, respectively. Outstanding receivables from Cloud 9 as of March 31, 2023 and December 31, 2022 totaled $0 and $3,920 respectively. Outstanding receivables from Potco as of March 31, 2023 and December 31, 2022 totaled $541,850 and $20,174 respectively.
NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets are comprised of prepayments paid to vendors to initiate orders, prepaid services and fees, inventories, and other assets. The prepaid expenses and other assets balances are summarized as follows:

	March 31, 2023	December 31, 2022
Vendor prepayments	$3,211,513	$2,459,389
Prepaid services and fees	1,105,792	1,346,430
Inventories	329,455	320,372
Other assets	38,769	38,769
Total Prepaid expenses and other assets	$4,685,529	$4,164,960
NOTE 6 – PROPERTY AND EQUIPMENT, NET
Property and equipment balances are summarized as follows:

	March 31, 2023	December 31, 2022
Computers and technology equipment	$256,515	$232,405
Furniture and fixtures	243,900	234,389
Leasehold improvements	306,719	306,719
Vehicles	452,822	456,797
Software	793,944	685,580
Other equipment	58,525	58,525
Accumulated depreciation	(745,664)	(667,269)
Total Property and equipment, net	$1,366,761	$1,307,146
Depreciation expense for the three months ended March 31, 2023, and 2022 totaled $94,049 and $55,778, respectively.

NOTE 7 – INVESTMENTS
The components of investments as of March 31, 2023 and December 31, 2022 are summarized as follows:

	Edyza	XS Financial	Total
Balances as of December 31, 2022	$—	$2,559,307	$2,559,307
Paid-in-kind interest	—	12,796	12,796
Balances as of March 31, 2023	$—	$2,572,103	$2,572,103
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
During the third quarter of 2022, the Company fully impaired this investment, resulting in an impairment recorded of $1.7 million. The Company determined that the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery had passed, causing an “other than temporary loss.” The Company will continue to monitor any future changes to this impairment and seek to recover any remaining value of its 19.5% ownership.
XS Financial
On October 30, 2021, the Company participated in a convertible note offering of Xtraction Services, Inc., a/k/a XS Financial Inc. (CSE: XSF) (OTCQB: XSHLF) ("XSF"), a specialty finance company providing CAPEX financing solutions, including equipment leasing, to CEA companies in the United States. The Company invested $2,500,000 of a total $43,500,000 raised by XSF. Prior to any Nasdaq listing, the investment incurs 9.5% interest payable, of which, 7.5% is cash interest and 2.0% is interest paid in kind. Subsequent to any Nasdaq listing by XSF, the investment incurs 8.0% cash interest. The debt matures on October 28, 2023, with a one-year option at the sole discretion of XSF to extend the maturity date. In addition, the Company received 1,250,000 warrants denominated in Canadian dollars ("C$") with a C$0.45 exercise price as subject to the warrant instrument. No value was attributed to the warrants at the time of the investment.
NOTE 8 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has recorded goodwill in conjunction with the acquisitions it has completed. The goodwill balances as of March 31, 2023 and December 31, 2022 were $15,572,050 and $15,572,050, respectively. Goodwill is not amortized. There is no goodwill for income tax purposes. The Company did not record any impairment charges related to goodwill for the three months ended March 31, 2023 and 2022.
Intangible Assets Other Than Goodwill
Intangible assets as of March 31, 2023 and December 31, 2022 consisted of the following:

	As of March 31, 2023
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$4,212,100	$(553,450)	$3,658,650
Trademarks and trade names	1,778,000	(396,717)	1,381,283
Backlog and other	768,113	(695,670)	72,443
Total finite-lived intangible assets:	6,758,213	(1,645,837)	5,112,376
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Total indefinite-lived intangible assets	28,291	—	28,291
Total intangible assets, net	$6,786,504	$(1,645,837)	$5,140,667

	As of December 31, 2022
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$4,212,100	$(401,997)	$3,810,103
Trademarks and trade names	1,778,000	(307,817)	1,470,183
Backlog and other	768,113	(626,003)	142,110
Total finite-lived intangible assets:	6,758,213	(1,335,817)	5,422,396
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Total indefinite-lived intangible assets	28,291	—	28,291
Total intangible assets, net	$6,786,504	$(1,335,817)	$5,450,687
Amortization expense for intangible assets for the three months ended March 31, 2023 and 2022 was $310,020 and $162,500, respectively. The estimated future amortization expense for intangible assets subject to amortization as of March 31, 2023, is summarized below:

For the years ending December 31,	Estimated Future Amortization Expense
Remainder of 2023	$756,005
2024	959,788
2025	959,788
2026	918,205
2027	693,555
Thereafter	825,035
Total estimated future amortization expense	$5,112,376
NOTE 9 – ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	March 31, 2023	December 31, 2022
Accrued operating expenses	$1,520,517	$515,858
Accrued wages and related expenses	1,697,058	639,614
Accrued 401(k)	95,732	262,599
Accrued sales tax payable	1,901,948	1,778,890
Total accrued expenses	$5,215,255	$3,196,961
Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces from the year ended 2015 through the three months ended March 31, 2023.

NOTE 10 – OPERATING LEASE LIABILITIES AND COMMITMENTS AND CONTINGENCIES
The Company has seven operating office lease liabilities and one finance office lease liability with an imputed annual interest rate of 8.0%. Five of the leases were assigned to the Company in connection with the acquisitions of 2WR, Emerald, and DVO. The remaining lease terms range from less than a year to 6 years, as of March 31, 2023. The following is a summary of operating lease liabilities:

	March 31, 2023	December 31, 2022
Operating lease liabilities related to right of use assets	$2,571,452	$2,645,598
Less current portion	(606,648)	(600,816)
Long term	$1,964,804	$2,044,782
The following is a schedule showing total future minimum lease payments:

For the years ending December 31,	Minimum Lease Payments
Remainder of 2023	$858,972
2024	750,076
2025	573,133
2026	404,751
2027	346,812
Thereafter	335,903
Total minimum lease payments	3,269,647
Less: Amount representing interest	(698,195)
Net lease obligations	$2,571,452

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

NOTE 11 – RISKS AND UNCERTAINTIES
Concentration Risk
The table below shows customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:
Customers exceeding 10% of revenue

	Three Months Ended March 31,
Company Customer Number	2023	2022
C000001462	*	25%
C000001140	*	16%
C000000114	*	11%
C000001472	*	11%
C000002187	43%	*
C000002336	17%	*

*Amounts less than 10%

Customers exceeding 10% of accounts receivable

	As of March 31,	As of December 31,
Company Customer Number	2023	2022
C000002151	*	10%
C000002187	41%	24%
C000002336	14%	*

*Amounts less than 10%
The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:
Vendors exceeding 10% of purchases

	Three Months Ended March 31,
Company Vendor Number	2023	2022
V000001029	*	26%
V000000453	*	19%
V000002275	19%	*
V000001372	*	11%

*Amounts less than 10%
Vendors exceeding 10% of accounts payable

	As of March 31,	As of December 31,
Company Vendor Number	2023	2022
V000001910	*	11%
V000002275	20%	*
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
NOTE 12 – STOCK-BASED COMPENSATION
Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was $479,641 and $882,000, respectively, based on the vesting schedule of the stock grants and options. During the three months ended March 31, 2023, 103,572 shares were issued to employees and directors for grants that vested December 31, 2022.

The Company has adopted equity incentive plans ("Incentive Plans") which provide for the issuance of incentive stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company to reward and attract employees and compensate the Company’s Board of Directors (the “Board”) and vendors when applicable. The Incentive Plans are administered by the Company's Board. Stock grants under the Incentive Plans are valued at the price of the stock on the date of grant. The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the options, risk-free interest rate and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when estimating the value of stock options with the Black-Scholes option pricing model as the assumptions used are moderately judgmental. Stock grants and stock options are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. Stock grants and stock options typically require a 1 to 3 year period of continued employment or service performance before the stock grant or stock option vests. No cash flow effects are anticipated for stock grants.
The following schedule shows stock grant activity for the three months ended March 31, 2023:

Number of Shares

Grants unvested as of December 31, 2022	494,859
Grants awarded	238,071
Forfeiture/cancelled	(3,533)
Grants vested	(103,572)
Grants unvested as of March 31, 2023	625,825

The following table summarizes stock grant vesting periods:

Number of Shares	Unrecognized Stock Compensation Expense	As of December 31,
231,192	$940,043	2023
205,374	694,076	2024
47,315	120,173	2025
141,944	—	2026
625,825	$1,754,292
The following schedule shows stock option activity for the three months ended March 31, 2023.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2022	669,388	7.9	$6.77
Issued	—	0	$—
Forfeited	(2,803)	0	$9.39
Exercised	—	0	$—
Stock options outstanding as of March 31, 2023	666,585	7.6	$6.77
Stock options exercisable as of March 31, 2023	618,651	6.5	$6.30

The following table summarizes stock option vesting periods under the Incentive Plans:

Number of Shares	Unrecognized Stock Compensation Expense	As of March 31,
36,286	$125,518	2023
11,648	39,044	2024
47,934	$164,562
The aggregate intrinsic value of the options outstanding and exercisable at March 31, 2023 is $0.
NOTE 13 – STOCKHOLDERS’ EQUITY
On May 24, 2021, the Board authorized a stock repurchase program to purchase up to $5.0 million of the currently outstanding shares of the Company’s common stock, over a period of 12 months through open market purchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On January 18, 2022, the Board authorized a $2.0 million increase to the stock repurchase program, to a total of $7.0 million. On February 2, 2022, the Board authorized an additional $1.5 million increase to the stock repurchase, to a total of $8.5 million. On September 12, 2022, the Board authorized an additional $2 million increase to the stock repurchase, to a total of $10.5 million. In total, the Company has repurchased 1,099,833 shares of common stock at an average price per share of $8.25 for a total of $9.1 million, under this program.
During the three months ended March 31, 2023, the Company did not repurchase shares of common stock. During the three months ended March 31, 2022, the Company repurchased 419,088 shares of common stock at an average price per share of $9.02, for a total price of $3.8 million under this program. As of March 31, 2023, we have $1.4 million remaining under the repurchase program.
In February 2021, the Company repurchased 350,000 shares of common stock with an average price per share of $8.50, for a total of $3.0 million, outside of any stock repurchase or publicly announced program.
NOTE 14 – WARRANTS
The following table shows warrant activity for the three months ended March 31, 2023.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2022	311,499	$12.32
Exercised	—	$—
Terminated – cashless exercise	—	$—
Warrants outstanding as of March 31, 2023	311,499	$12.32
Warrants exercisable as of March 31, 2023	311,499	$12.32
The weighted-average life of the warrants is 1.6. The aggregate intrinsic value of the warrants outstanding and exercisable as of March 31, 2023 is $0.
NOTE 15 – INCOME TAXES
The Company has experienced cumulative losses for both book and tax purposes since inception. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and any tax assets that that the Company may be entitled to have been fully reserved based on management’s current estimates. Management intends to continue maintaining a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.The deferred income tax benefit for the three months ended March 31, 2023 and 2022 relates to the reduction in the deferred tax liability associated with the amortization of the intangible assets from the acquisitions of the 2WR Entities and Emerald.
NOTE 16 – SUBSEQUENT EVENTS
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. See also “Forward Looking Statements” on page 3 of this Report.
OVERVIEW AND HISTORY
urban-gro is an integrated professional services and design-build firm. Our business focuses primarily on providing fee-based knowledge-based services as well as the value-added reselling of equipment. We derive income from our ability to generate revenue from our clients through the billing of our employees’ time spent on client projects. We offer value-added architectural, engineering, systems procurement and integration, and construction design-build solutions to customers operating in the CEA and Commercial sectors. In the CEA sector, our clients include operators and facilitators in both the cannabis and produce markets in the United States, Canada, and Europe. In the Commercial sector, we work with leading food and beverage commercial packaged goods (“CPG”) companies in the United States, and clients in other commercial sectors including healthcare, higher education, and hospitality. During 2022 and 2021, we made the following acquisitions:
•October 2022 - An engineering firm (“DVO”)
•April 2022 - A construction design-build firm (“Emerald”)
•July 2021 - Three affiliated architecture design companies (the “2WR Entities”)
RESULTS OF OPERATIONS
Comparison of Results of Operations for the three months ended March 31, 2023 and 2022
During the three months ended March 31, 2023, we generated revenues of $16.8 million compared to revenues of $21.1 million during the three months ended March 31, 2022, a decrease of $4.3 million, or 20%. This decrease in revenues is the net result of the following changes in individual revenue components:
•Equipment systems revenue decreased $14.2 million due to negative market conditions in the cannabis sector and a reduction in capital equipment spending by customers; and
•Services revenue decreased $0.2 million;
•Construction design-build revenue increased $10.2 million, as a result of the acquisition of Emerald;
•Other revenues decreased $0.2 million.
During the three months ended March 31, 2023, cost of revenues was $13.9 million compared to $16.2 million during the three months ended March 31, 2022, a decrease of $2.2 million, or 14%. This decrease is directly attributable to the overall decrease in revenues indicated above and was further impacted by the change in individual revenue components.
Gross profit was $2.8 million (17% of revenues) during the three months ended March 31, 2023, compared to $4.9 million (23% of revenue) during the three months ended March 31, 2022. Gross profit as a percentage of revenues decreased primarily due to a decrease in higher margin equipment systems revenue as well as an increase in lower margin construction design-build revenue.
Operating expenses increased by $2.1 million, or 37%, to $7.9 million for the three months ended March 31, 2023 compared to $5.8 million for the three months ended March 31, 2022. This overall increase in operating expenses was the result of the net effects of the following: a $2.4 million increase in general and administrative operating expenses due to (i) increases in salary and personnel related costs attributable to the acquisitions of the DVO and Emerald entities, (ii) increased legal expenses and (iii) implementation of an incentive retention plan in 2023; a $0.4 million decrease in stock-based compensation expense, due to a reduction in the number of employees receiving stock-based compensation; and a $0.1 million increase in intangible asset amortization due to increased intangibles associated with the acquisitions of Emerald and DVO.
Non-operating expense was $0.2 million for the three months ended March 31, 2023, compared to non-operating income of $0.1 million for the three months ended March 31, 2022, an increase of $0.2 million. This was primarily due to a $0.2 million loss recognized from the remeasurement of contingent consideration from the Emerald acquisition.
Deferred income tax benefit decreased by $0.04 million million due to amortization of the deferred tax liabilities from the acquisitions of the 2WR Entities and Emerald.

As a result of the above, we incurred a net loss of $5.1 million for the three months ended March 31, 2023, or a net loss per share of $0.48, compared to a net loss per share of $0.07 for the three months ended March 31, 2022.

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
The following table reconciles net income (loss) attributable to the Company to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,144,649)	$(696,217)
Interest expense	73,216	7,658
Interest income	(73,131)	(79,852)
Income tax benefit	(65,132)	(108,060)
Depreciation and amortization	404,069	218,278
EBITDA	(4,805,627)	(658,193)

Non-recurring legal fees	216,739	161,546
Contingent consideration - change in fair value	160,232	—
Contingent consideration - DVO acquisition	46,267	—
Retention incentive	450,000	—
Stock-based compensation	479,641	882,000
Transaction costs	35,078	55,225
Adjusted EBITDA	$(3,417,670)	$440,578

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
Backlog for each of our revenue categories as of March 31, 2023 and December 31, 2022 is reflected in the following tables:

	March 31, 2023
	CEA	Commercial	Total	Relative Percentage
	(in millions)
Equipment systems	$5	$—	$5	5%
Services	2	2	4	4%
Construction design-build (1)	67	29	96	91%
Total backlog	$74	$31	$105	100%
Relative percentage	70%	30%	100%

Note: Percentages may not add up due to rounding.
(1) Construction design-build revenue and backlog relate to the operations of Emerald, which was acquired by the Company on April 29, 2022.

	December 31, 2022
	CEA	Commercial	Total	Relative Percentage
	(in millions)
Equipment systems	$5	$—	$5	5%
Services	4	2	6	6%
Construction design-build (1)	67	15	82	88%
Total backlog	$76	$17	$93	100%
Relative percentage	82%	18%	100%

Note: Percentages may not add up due to rounding.
(1) Construction design-build revenue and backlog relate to the operations of Emerald, which was acquired by the Company on April 29, 2022.
Historically, the majority of our Equipment Systems and Services backlog has been retired and converted into revenue within two quarters. At March 31, 2023, we expected approximately 40% of our Construction design-build backlog to be completed in the next 12 months. At March 31, 2023 and December 31, 2022, one customer accounted for 40% and 46% of total backlog, respectively.
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

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2023, we had working capital of $6.0 million, compared to working capital of $10.3 million as of December 31, 2022, a decrease of $4.3 million. This decrease in working capital was primarily due to a decrease in cash (which is further detailed below) and the net effects of an increase in accounts payable and accrued expenses of $7.1 million and an increase of accounts receivable of $6.8 million. Due to the acquisition of Emerald in 2022, the Company includes in working capital contract receivables and liabilities related to construction projects. These construction working capital balances are described in further detail in our consolidated financial statements, including the accompanying notes.

As of March 31, 2023, we had cash of $7.3 million, which represented a decrease of $4.7 million from December 31, 2022 due to the following changes during the three months ended March 31, 2023:
•Net cash used in operating activities was $4.3 million. This use of cash is the net effect of the net loss of $5.1 million, offset by non-cash expenses of $1.3 million, and a reduction in net operating assets and liabilities of $0.4 million. The $0.4 million reduction in net operating assets and liabilities is due to the net effects of a $0.2 million decrease in customer deposits, a $7.1 million increase in accounts payable and accrued expenses, a $0.3 million decrease in prepayments and other assets, and a $6.8 million increase in accounts receivable. Accounts receivable increased from the balance as of December 31, 2022 primarily due to an increase in receivables from our major customer. This customer is a Fortune 500 company and is in the process of transitioning their accounts payable processing to an offshoring system. We are working directly with this customer to ensure that all of our invoices are being properly processed and will be paid on a timely basis going forward.
•Net cash used in investing activities was $0.1 million, primarily from the acquisition of property, plant and equipment. We have no material commitments for capital expenditures as of March 31, 2023.
•Net cash used in financing activities was $0.3 million, primarily due to the payment of the contingent consideration from our acquisitions.
INFLATION
Inflation has resulted in increased costs for our customers. In addition, the U.S. Government has responded to inflation by raising interest rates, which has increased the cost of capital for our customers. We believe this has resulted in some customers delaying projects, reducing the scope of projects or potentially canceling projects, as well as increased costs of our operations, which has negatively impacted the results of our operations during the quarter ended March 31, 2023. We maintain strategies to mitigate the impact of higher material, energy and commodity costs, including cost reduction, alternative sourcing strategies, and passing along cost increase to customers, which may offset only a portion of the adverse impact.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there were no material changes made to the Company’s significant accounting policies.
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
Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2023, at reasonable assurance levels.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we become involved in or are threatened with legal disputes. Most of these disputes are not likely to have a material effect on our business, financial condition, or operations. No new material legal proceedings were initiated or terminated during the period covered by this report and there have been no material developments in the material proceedings identified in Part 1, Item 3 of our annual report on form 10-K for the year ended December 31, 2022.
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
During the three months ended March 31, 2023, there were no purchases by us of our common stock.
Unregistered Shares Issued in Connection with Acquisitions
During the three months ended, March 31, 2023, we issued 64,224 shares at a price per share of $2.99 as payment for contingent consideration associated with the 2WR acquisition.
On October 31, 2022, the Company issued 271,875 shares of the Company’s common stock at a price per share of $4.06 for a total value of $1.1 million as part of the Initial Purchase Price of the DVO Acquisition as more fully described in Note 1 to the Condensed Consolidated Financial Statements.

On April 29, 2022, the Company issued 283,515 shares of the Company’s common stock at a price per share of $8.82 for a total value of $2.5 million as part of the Initial Purchase Price of the Emerald Acquisition as more fully described in Note 1 to the Condensed Consolidated Financial Statements.
The foregoing issuances of restricted shares of common stock were issued under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company believes the issuances of the foregoing restricted shares were exempt from registration as each was a privately negotiated, isolated, non-recurring transaction not involving a public solicitation. No commissions were paid regarding the share issuances, and the share certificates were issued with a Rule 144 restrictive legend.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of urban-gro, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed October 30, 2020).

3.2	Certificate of Amendment to Certificate of Incorporation of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 5, 2021).

3.3	Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.4 to Form 8-K filed October 30, 2020).

3.4	Amendment No. 1 to Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 12, 2021).

10.1	Employment Agreement by and between urban-gro, Inc. and Jason T. Archer, dated January 12, 2023.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2023.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass
Chairperson of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Akright
Richard A. Akright
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)