Form 10-Q
period 2023-06-30
urban-gro, Inc.
filed 2023-08-14
CIK 1706524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s only class of common stock outstanding as of July 31, 2023 was 11,670,580 shares.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to future events, challenges we may face, business strategy, future performance, future operations, backlog, financial position, estimated or projected revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “intend,” “could,” “should,” “believe,” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to:
•risks related to our operating strategy;
•competition for projects in our markets;
•our ability to predict and respond to new laws and governmental regulatory actions affecting our business, including foreign laws and governmental regulation;
•risks related to delays in the grant of necessary licenses to clients and delays in passage of legislation expected to benefit our clients, which could delay the funding and start of projects;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
URBAN-GRO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$8,559,181	$12,008,003
Accounts receivable, net	15,475,146	15,380,292
Contract receivables	6,948,417	3,004,282
Prepaid expenses and other assets	3,540,554	4,164,960
Total current assets	34,523,298	34,557,537
Non-current assets:
Property and equipment, net	1,332,908	1,307,146
Operating lease right of use assets, net	2,396,668	2,618,825
Investments	2,584,964	2,559,307
Goodwill	15,572,050	15,572,050
Intangible assets, net	4,876,503	5,450,687
Total non-current assets	26,763,093	27,508,015
Total assets	$61,286,391	$62,065,552
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,552,579	$9,960,364
Accrued expenses	5,183,451	3,196,961
Contract liabilities	3,344,832	1,294,452
Customer deposits	1,940,394	2,571,161
Contingent consideration	238,621	2,799,287
Promissory note	1,941,188	3,832,682
Operating lease liabilities	617,815	600,816
Total current liabilities	31,818,880	24,255,723
Non-current liabilities:
Operating lease liabilities	1,822,754	2,044,782
Deferred tax liability	914,185	1,033,283
Total non-current liabilities	2,736,939	3,078,065

Commitments and contingencies (note 10)

Stockholders’ equity
Preferred stock, $0.10 par value; 3,000,000 shares and 10,000,000 shares authorized as of June 30, 2023, and December 31, 2022, respectively; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares and 100,000,000 shares authorized as of June 30, 2023, and December 31, 2022, respectively; 13,056,409 shares issued and 11,606,576 shares outstanding as of June 30, 2023; 12,220,593 shares issued and 10,770,760 shares outstanding as of December 31, 2022	13,056	12,221
Additional paid-in capital	87,468,937	84,882,982
Treasury shares, cost basis: 1,449,833 shares as of June 30, 2023, and as of December 31, 2022	(12,045,542)	(12,045,542)
Accumulated deficit	(48,705,879)	(38,117,897)
Total stockholders’ equity	26,730,572	34,731,764
Total liabilities and stockholders’ equity	$61,286,391	$62,065,552
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Equipment systems	$4,619,887	$10,077,572	$7,531,711	$27,144,916
Services	3,034,574	3,027,556	6,505,227	6,666,062
Construction design-build	11,048,997	2,917,321	21,254,949	2,917,321
Other	134,086	259,054	311,043	606,072
Total revenues and other income	18,837,544	16,281,503	35,602,930	37,334,371
Cost of revenues:
Equipment systems	4,008,911	8,617,945	6,521,587	22,920,542
Services	1,972,844	1,279,492	3,947,382	2,880,920
Construction design-build	9,888,907	2,692,700	19,192,615	2,692,700
Other	92,248	189,420	224,864	436,243
Total cost of revenues	15,962,910	12,779,557	29,886,448	28,930,405
Gross profit	2,874,634	3,501,946	5,716,482	8,403,966

Operating expenses:
General and administrative	5,874,346	4,240,658	12,973,204	8,965,957
Stock-based compensation	622,547	882,000	1,102,188	1,764,000
Intangible asset amortization	264,165	306,225	574,184	468,725
Total operating expenses	6,761,058	5,428,883	14,649,576	11,198,682
Loss from operations	(3,886,424)	(1,926,937)	(8,933,094)	(2,794,716)

Non-operating income (expense):
Interest expense	(44,989)	(7,658)	(118,205)	(15,317)
Interest income	75,061	47,275	148,191	127,126
Contingent consideration	—	—	(160,232)	—
Loss on settlement	(1,500,000)	—	(1,500,000)	—
Other income (expense)	(140,947)	71,563	(143,739)	62,874
Total non-operating income (expense)	(1,610,875)	111,180	(1,773,985)	174,683
Loss before income taxes	(5,497,299)	(1,815,757)	(10,707,079)	(2,620,033)

Income tax benefit	53,966	76,453	119,097	184,512
Net loss	$(5,443,333)	$(1,739,304)	$(10,587,982)	$(2,435,521)

Comprehensive loss	$(5,443,333)	$(1,739,304)	$(10,587,982)	$(2,435,521)

Loss per share - basic and diluted	$(0.50)	$(0.17)	$(0.97)	$(0.23)
Weighted average shares - basic and diluted	10,945,978	10,508,972	10,859,820	10,527,975
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	12,220,593	$12,221	$84,882,982	$(38,117,897)	$(12,045,542)	$34,731,764
Stock-based compensation	—	—	479,641	—	—	479,641
Stock grant program vesting	103,572	103	(103)	—	—	—
Stock issued for contingent consideration	64,224	64	191,855	—	—	191,919
Net loss	—	—	—	(5,144,649)	—	(5,144,649)
Balance, March 31, 2023	12,388,389	$12,388	$85,554,375	$(43,262,546)	$(12,045,542)	$30,258,675
Stock-based compensation	—	—	622,547	—	—	622,547
Stock grant program vesting	86,020	86	(86)	—	—	—
Stock issued for contingent consideration	582,000	582	1,292,101	—	—	1,292,683
Net loss	—	—	—	(5,443,333)	—	(5,443,333)
Balance, June 30, 2023	13,056,409	$13,056	$87,468,937	$(48,705,879)	$(12,045,542)	$26,730,572

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	11,588,110	$11,588	$78,679,220	$(22,839,988)	$(7,683,490)	$48,167,330
Stock-based compensation	—	—	882,000	—	—	882,000
Treasury stock	—	—	—	—	(3,773,177)	(3,773,177)
Stock exercised	4,555	5	28,792	—	—	28,797
Stock issued with exercise of warrants	34,863	35	(35)	—	—	—
Net Loss	—	—	—	(696,217)	—	(696,217)
Balance, March 31, 2022	11,627,528	$11,628	$79,589,977	$(23,536,205)	$(11,456,667)	$44,608,733
Stock-based compensation	—	—	882,000	—	—	882,000
Stock issuance related to acquisition	283,515	283	2,499,717	—	—	2,500,000
Net Loss	—	—	—	(1,739,304)	—	(1,739,304)
Balance, June 30, 2022	11,911,043	$11,911	$82,971,694	$(25,275,509)	$(11,456,667)	$46,251,429
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,587,982)	$(2,435,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	828,232	589,835
Deferred income tax benefit	(119,097)	(184,512)
Stock-based compensation expense	1,102,188	1,764,000
Loss on settlement	1,500,000	—
Change in fair value of contingent consideration	160,232	—
Other, net	472,277	(54,942)
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable and contract receivables	(4,424,814)	663,955
Prepaid expenses and other assets and property and equipment	1,030,205	6,275,332
Accounts payable, contract liabilities, and accrued expenses	11,289,944	(1,320,152)
Change in contingent consideration from indemnification	(917,699)	—
Operating lease liability	(360,787)	(163,054)
Customer deposits	(630,767)	(10,059,378)
Net cash used in operating activities	(658,068)	(4,924,437)

Cash flows from investing activities:
Business combinations, net of cash acquired	—	(2,709,148)
Purchases of property and equipment	(226,700)	(374,630)
Net cash used in investing activities	(226,700)	(3,083,778)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	28,797
Repurchase of common stock	—	(3,773,177)
Repayment of finance lease ROU liability	(88,299)	(72,000)
Payments to settle contingent consideration	(479,457)	—
Repayment of promissory note	(1,996,298)	—
Net cash used in financing activities	(2,564,054)	(3,816,380)

Net change in cash	(3,448,822)	(11,824,595)
Cash at beginning of period	12,008,003	34,592,190
Cash at end of period	$8,559,181	$22,767,595

Supplemental cash flow information:
Cash paid for interest	$13,402	$15,317
Net cash paid for income taxes	$134,252	$52,733

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for acquisitions	$—	$2,500,000
Operating lease right of use assets and liabilities extension	$295,631	$55,297
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
Acquisitions
DVO
Effective October 31, 2022, the Company entered into an agreement with Dawson Van Orden, Inc. ("Seller" or "DVO") and DVO's shareholders (the "DVO Shareholders") to acquire substantially all of the operating assets and liabilities of DVO, a Texas based engineering firm with significant experience in indoor CEA. The purchase price of $6.1 million, after working capital adjustments, was comprised of (i) $1.2 million in cash, (ii) a $3.8 million Seller's promissory note, and (iii) $1.1 million of the Company's common stock. The Seller's promissory note is to be paid out over four quarters beginning in January 2023. The Seller’s promissory note balances as of June 30, 2023, and December 31, 2022, were $1,941,188 and $3,832,682, respectively. The purchase price excludes up to $1.1 million of contingent consideration earnout that may become payable to the Seller dependent on the continued employment of the DVO Shareholders. The contingent consideration earnout is payable, at the Company’s discretion, in cash or shares of the Company’s common stock with the value of such shares being determined based upon the volume-weighted average price ("VWAP") of the Company’s common stock in the ten trading days prior to the end of the applicable quarter for which the quarterly gross profit is calculated.
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

Emerald
Effective April 29, 2022, the Company acquired all of the issued and outstanding capital stock of Emerald Construction Management, Inc. (“Emerald”) from its shareholders (the “Emerald Sellers”). The purchase price of $7.7 million, after working capital adjustments, was comprised of (i) $3.4 million in cash, (ii) $2.5 million of the Company’s common stock, and (iii) $1.8 million of estimated contingent consideration earnout payable to the Emerald Sellers over the term of the earnout. The total contingent earnout payable to the Emerald Sellers is $2.0 million. Effective January 1, 2023, the terms of the contingent consideration earnout provision were amended providing for the entire contingent consideration of up to $2.0 million to be earned based solely on the continued employment of the Emerald Sellers for a two-year period. This resulted in the Company recording additional contingent consideration expense of $160,232 in the first quarter of 2023. Per the amendment, the remaining contingent consideration earnout is payable quarterly, at the Company’s discretion, in cash or in shares of the Company’s common stock with the value of such shares being determined based upon the VWAP of the Company’s common stock in the ten trading days prior to the end of the applicable quarter.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Equipment systems	$4,619,887	$10,077,572	$7,531,711	$27,144,916
Services	3,034,574	3,027,556	6,505,227	6,666,062
Construction design-build	11,048,997	5,353,905	21,254,949	14,598,769
Other	134,086	259,054	311,043	606,072
Total revenues and other income	18,837,544	18,718,087	35,602,930	49,015,819

Net loss	$(5,443,333)	$(1,556,748)	$(10,587,982)	$(1,456,161)
Acquired goodwill from Emerald represents the value expected to arise from organic growth and an opportunity for the Company to expand into a well-established market.

Per the Emerald Acquisition Agreement and Plan of Merger (the “Emerald Acquisition Agreement”), when the Company acquired all of the issued and outstanding capital stock of Emerald, the Emerald Sellers indemnified the Company for any material liabilities, losses, and actions or inaction which took place prior to the acquisition and that were not disclosed as part of the transaction. To that end, a pre-acquisition Emerald project incurred a substantial loss that was not disclosed in the Emerald Acquisition Agreement. The majority shareholder of Emerald has agreed to indemnify the Company for the loss, which is currently estimated to be $2.2 million (the “Indemnified Loss”). The Company has offset $1.0 million of the Indemnified Loss against the total remaining contingent consideration and certain other liabilities owed to the majority shareholder of Emerald. Further, the Company has agreed to satisfy up to $1.2 million of the Indemnified Loss in the event a certain Emerald project is above a 7% profit margin, on a dollar to dollar basis.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Condensed Consolidated Financial Statements
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for condensed financial reporting. The condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the six months ended June 30, 2023, there were no material changes made to the Company’s significant accounting policies.
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

Contract Assets and Liabilities
The timing between when the Company collects cash from its construction design-build customers can create a contract asset or contract liability. Please refer to Note 3 - Revenue from Contracts with Customers for further discussion of the Company's contract assets and liabilities.
Recently Issued Accounting Standards
As of June 30, 2023, and through the filing of this report, no Accounting Standards Updates have been issued and not yet adopted that are applicable to the Company and that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the three and six months ended June 30, 2023, and 2022:

	CEA		Commercial		Total
	For the three months ended June 30,		For the three months ended June 30,		For the three months ended June 30,
	2023	2022	2023	2022	2023	2022
Equipment systems	$4,619,887	$10,077,572	$—	$—	$4,619,887	$10,077,572
Services	1,255,978	1,931,465	1,778,596	1,096,091	3,034,574	3,027,556
Construction design-build	414,717	802,874	10,634,280	2,114,447	11,048,997	2,917,321
Other	134,086	259,054	—	—	134,086	259,054
Total revenues and other income	$6,424,668	$13,070,965	$12,412,876	$3,210,538	$18,837,544	$16,281,503
Relative percentage	34%	80%	66%	20%	100%	100%

	CEA		Commercial		Total
	For the six months ended June 30,		For the six months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022	2023	2022
Equipment systems	$7,531,711	$27,144,916	$—	$—	$7,531,711	$27,144,916
Services	2,813,153	4,062,139	3,692,074	2,603,923	6,505,227	6,666,062
Construction design-build	786,560	802,874	20,468,389	2,114,447	21,254,949	2,917,321
Other	311,043	606,072	—	—	311,043	606,072
Total revenues and other income	$11,442,467	$32,616,001	$24,160,463	$4,718,370	$35,602,930	$37,334,371
Relative percentage	32%	87%	68%	13%	100%	100%

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, a performance obligation is a promise in a contract with a customer, to transfer a distinct good or service to the customer. Equipment systems contracts are lump sum contracts, which require the performance of some, or all, of the obligations under the contract for a specified amount. Service revenue contracts, which include both architectural and engineering designs, generally contain multiple performance obligations which can span across multiple phases of a project and are generally set forth in the contract as distinct milestones. The majority of construction design-build contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Some contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the project life cycle (design and construction).

The transaction price for service contracts and construction design-build contracts is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. When there are multiple performance obligations under the same service contract, the Company allocates the transaction price to each performance obligation based on the standalone selling price. In general, payment terms are fixed at the time of the contract and are not subject to discounts, incentives, payment bonuses, credits or penalties, unless negotiated in an amendment.

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

The timing of when the Company bills customers on long-term construction design-build contracts is generally dependent upon agreed-upon contractual terms, which may include milestone billings based on the completion of certain phases of the work, or when services are provided. When as a result of contingencies, billings cannot occur until after the related revenue has been recognized, the result is unbilled revenue which is included in contract assets. Additionally, when the Company receives advances or deposits from customers before revenue is recognized, the result is deferred revenue which is included in contract liabilities. Retainage subject to conditions other than the passage of time are included in contract assets and contract liabilities.

Contract assets represent revenues recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts. Contract liabilities represent the Company’s obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which contract receivables are outstanding.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2023	December 31, 2022
Contract assets:
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$6,702,100	$2,874,141
Retainage included in contract assets due to being conditional on something other than solely passage of time	246,317	130,141
Total contract assets	$6,948,417	$3,004,282

	June 30, 2023	December 31, 2022
Contract liabilities:
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability)	$3,312,396	$1,294,452
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	32,436	—
Total contract liabilities	$3,344,832	$1,294,452

Trade accounts receivable, net of allowance for doubtful accounts, balances from contracts with customers within the accompanying condensed consolidated balance sheets as of June 30, 2023, and December 31, 2022, were $14,242,229 and $12,466,180, respectively.

Non-trade accounts receivable as of June 30, 2023, and December 31, 2022, were $1,232,917 and $2,914,112, respectively. Non-trade accounts receivables as of June 30, 2023, were comprised of the remaining Indemnified Loss receivable from the majority shareholder of Emerald further detailed in Note 1 – Organization, Acquisitions, and Liquidity. Non-trade accounts receivables as of December 31, 2022, were comprised of miscellaneous non-trade accounts receivables totaling $514,112 and non-trade accounts receivable related to litigation involving fraudulent wire transactions of $2,400,000. On March 27, 2023, the Company entered into an agreement to settle this litigation and received a cash payment of $2,400,000 on March 27, 2023.

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
NOTE 4 – RELATED PARTY TRANSACTIONS
James Lowe, a director of the Company, is an owner of Cloud 9 Support, LLC (“Cloud 9”) and Potco LLC (“Potco”). Cloud 9 purchases materials from the Company for use with its customers and Potco purchases equipment from the Company for use in its cultivation facility. The table below presents the revenues for Cloud 9 and Potco for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues - Cloud 9	$462	$5,606	$462	$11,813
Revenues - Potco	398,712	—	935,164	11,400
Total revenues from related party transactions	$399,174	$5,606	$935,626	$23,213
The table below presents the accounts receivable for Cloud 9 and Potco for as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Accounts receivable - Cloud 9	$—	$3,920
Accounts receivable - Potco	188,512	20,174
Total accounts receivable due from related party transactions	$188,512	$24,094
NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets are comprised of prepayments paid to vendors to initiate orders, prepaid services and fees, inventories, and other assets. The prepaid expenses and other assets balances are summarized as follows:

	June 30, 2023	December 31, 2022
Vendor prepayments	$2,314,800	$2,459,389
Prepaid services and fees	885,416	1,346,430
Inventories	300,520	320,372
Other assets	39,818	38,769
Total Prepaid expenses and other assets	$3,540,554	$4,164,960
NOTE 6 – PROPERTY AND EQUIPMENT, NET
Property and equipment balances are summarized as follows:

	June 30, 2023	December 31, 2022
Computers and technology equipment	$264,197	$232,405
Furniture and fixtures	321,859	234,389
Leasehold improvements	228,760	306,719
Vehicles	452,822	456,797
Software	874,153	685,580
Other equipment	58,526	58,525
Accumulated depreciation	(867,409)	(667,269)
Total Property and equipment, net	$1,332,908	$1,307,146
Depreciation expense totaled $159,995 and $65,335 for the three months ended June 30, 2023, and 2022, respectively, and totaled $254,048 and $121,113 for the six months ended June 30, 2023, and 2022, respectively.
NOTE 7 – INVESTMENTS
The components of investments as of June 30, 2023, and December 31, 2022, are summarized as follows:

	Edyza	XS Financial	Total
Balances as of December 31, 2022	$—	$2,559,307	$2,559,307
Paid-in-kind interest	—	25,657	25,657
Balances as of June 30, 2023	$—	$2,584,964	$2,584,964
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
NOTE 8 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has recorded goodwill in conjunction with the acquisitions it has completed. The goodwill balances as of June 30, 2023, and December 31, 2022, were $15,572,050 and $15,572,050, respectively. Goodwill is not amortized. The Company did not record any impairment charges related to goodwill for the three or six months ended June 30, 2023, and 2022.
Intangible Assets Other Than Goodwill
Intangible assets as of June 30, 2023, and December 31, 2022, consisted of the following:

	As of June 30, 2023
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$4,212,100	$(703,885)	$3,508,215
Trademarks and trade names	1,778,000	(485,617)	1,292,383
Backlog and other	768,113	(720,499)	47,614
Total finite-lived intangible assets:	6,758,213	(1,910,001)	4,848,212
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Total indefinite-lived intangible assets	28,291	—	28,291
Total intangible assets, net	$6,786,504	$(1,910,001)	$4,876,503

	As of December 31, 2022
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$4,212,100	$(401,997)	$3,810,103
Trademarks and trade names	1,778,000	(307,817)	1,470,183
Backlog and other	768,113	(626,003)	142,110
Total finite-lived intangible assets:	6,758,213	(1,335,817)	5,422,396
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Total indefinite-lived intangible assets	28,291	—	28,291
Total intangible assets, net	$6,786,504	$(1,335,817)	$5,450,687
Amortization expense for intangible assets totaled $264,165 and $306,225 for the three months ended June 30, 2023, and 2022, respectively, and totaled $574,184 and $468,725 for the six months ended June 30, 2023, and 2022, respectively.

The estimated future amortization expense for intangible assets subject to amortization as of June 30, 2023, is summarized below:

For the years ending December 31,	Estimated Future Amortization Expense
Remainder of 2023	$491,841
2024	959,788
2025	959,788
2026	918,205
2027	693,555
Thereafter	825,035
Total estimated future amortization expense	$4,848,212
NOTE 9 – ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	June 30, 2023	December 31, 2022
Accrued operating expenses	$527,690	$515,858
Loss on settlement	1,500,000	—
Accrued wages and related expenses	1,134,304	639,614
Accrued 401(k)	66,004	262,599
Accrued sales tax payable	1,955,453	1,778,890
Total accrued expenses	$5,183,451	$3,196,961
Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces from the year ended 2015 through June 30, 2023.
NOTE 10 – OPERATING LEASE LIABILITIES AND COMMITMENTS AND CONTINGENCIES
The Company has eight operating office lease liabilities and one finance office lease liability with an imputed annual interest rate of 8.0%. Five of the leases were assigned to the Company in connection with the acquisitions of 2WR, Emerald, and DVO. The remaining lease terms range from less than a year to 6 years, as of June 30, 2023. The following is a summary of operating lease liabilities:

	June 30, 2023	December 31, 2022
Operating lease liabilities related to right of use assets	$2,440,569	$2,645,598
Less current operating lease liabilities	(617,815)	(600,816)
Non-current operating lease liabilities	$1,822,754	$2,044,782

The following is a schedule showing total future minimum lease payments:

For the years ending December 31,	Minimum Lease Payments
Remainder of 2023	$417,885
2024	754,076
2025	573,133
2026	404,751
2027	346,812
Thereafter	335,903
Total minimum lease payments	2,832,560
Less: Amount representing interest	(391,991)
Net lease obligations	$2,440,569
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no ongoing legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.
On August 11, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with Crest Ventures, LLC (“Crest”) and Andrew Telsey to settle all claims in the litigation filed in the District Court for Arapahoe County, Colorado, Case No. 2021CV31301. Pursuant to the Settlement Agreement, the Company has agreed to pay $1,500,000 to Crest by September 10, 2023. In connection with this settlement, the Company recorded a loss in the second quarter of 2023 of $1,500,000 in accordance with GAAP related to loss contingencies.
NOTE 11 – RISKS AND UNCERTAINTIES
Concentration Risk
The table below shows customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:
Customers exceeding 10% of revenue

	Three Months Ended June 30,		Six Months Ended June 30,
Company Customer Number	2023	2022	2023	2022
C000001462	*	*	*	16%
C000001140	*	25%	*	20%
C000002187	26%	*	26%	*
C000000819	*	14%	*	*
C000002393	14%	*	*	*
C000002463	*	*	12%	*

*Amounts less than 10%
Customers exceeding 10% of accounts receivable

Company Customer Number	June 30, 2023	December 31, 2022
C000002151	*	10%
C000002187	37%	24%

*Amounts less than 10%

The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:
Vendors exceeding 10% of purchases

	Three Months Ended June 30,		Six Months Ended June 30,
Company Vendor Number	2023	2022	2023	2022
V000001029	*	23%	*	25%
V000000453	*	*	*	12%
V000002275	*	*	11%	*
V000001280	*	19%	*	*

*Amounts less than 10%
Vendors exceeding 10% of accounts payable

Company Vendor Number	June 30, 2023	December 31, 2022
V000001910	*	11%
V000002275	21%	*
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
NOTE 12 – STOCK-BASED COMPENSATION
Based on the vesting schedule of the grants of restricted stock units (“RSU” or “RSUs”) and options, stock-based compensation expense totaled $622,547 and $882,000 for the three months ended June 30, 2023, and 2022, respectively, and totaled $1,102,188 and $1,764,000 for the six months ended June 30, 2023, and 2022, respectively.

The Company has adopted the 2021 Omnibus Stock Incentive Plan, as amended (the “Omnibus Incentive Plan”), which provides for the issuance of incentive stock options, grants of RSUs, and stock-based awards to employees, directors, and consultants of the Company to reward and attract employees and compensate the Company’s Board of Directors (the “Board”) and vendors when applicable. The Omnibus Incentive Plan is administered by the Company's Board. Grants of RSUs under the Omnibus Incentive Plan are valued at the price of the stock on the date of grant. The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the options, risk-free interest rate and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when estimating the value of stock options with the Black-Scholes option pricing model as the assumptions used are moderately judgmental. Grants of RSUs and stock options are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. Grants of RSUs and stock options typically require a 1-to-3-year period of continued employment or service performance before the grant of RSUs or stock options vest. No cash flow effects are anticipated for grants of RSUs or stock options.

The following schedule shows grants of RSU activity for the six months ended June 30, 2023:

Number of Shares
Grants of RSUs unvested as of December 31, 2022	494,859
Grants of RSUs	524,829
Forfeiture/cancelled	(6,733)
Grants of RSUs vested and issued	(189,592)
Grants of RSUs unvested as of June 30, 2023	823,363
As of June 30, 2023, the Company has $2.0 million in unrecognized stock-based compensation expense related to these grants of RSUs.
The following schedule shows stock option activity for the six months ended June 30, 2023.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2022	669,388	7.9	$6.77
Issued	—	0	$—
Forfeited	(2,803)	0	$9.39
Exercised	—	0	$—
Stock options outstanding as of June 30, 2023	666,585	7.4	$6.77
Stock options exercisable as of June 30, 2023	618,651	6.3	$6.30
As of June 30, 2023, the Company has $0.1 million in unrecognized stock-based compensation expense related to these stock options. The aggregate intrinsic value of the options outstanding and exercisable as of June 30, 2023, is $0.
NOTE 13 – STOCKHOLDERS’ EQUITY
On May 24, 2021, the Board authorized a stock repurchase program to purchase up to $5.0 million of the currently outstanding shares of the Company’s common stock, over a period of 12 months through open market purchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On January 18, 2022, the Board authorized a $2.0 million increase to the stock repurchase program, to a total of $7.0 million. On February 2, 2022, the Board authorized an additional $1.5 million increase to the stock repurchase, to a total of $8.5 million. On September 12, 2022, the Board authorized an additional $2.0 million increase to the stock repurchase, to a total of $10.5 million. In total, the Company has repurchased 1,099,833 shares of common stock at an average price per share of $8.25 for a total of $9.1 million, under this program.
During the six months ended June 30, 2023, the Company did not repurchase shares of common stock. During the six months ended June 30, 2022, the Company repurchased 419,088 shares of common stock at an average price per share of $9.02, for a total price of $3.8 million under this program. As of June 30, 2023, we have $1.4 million remaining under the repurchase program.
In February 2021, the Company repurchased 350,000 shares of common stock with an average price per share of $8.50, for a total of $3.0 million, outside of any stock repurchase or publicly announced program.

NOTE 14 – WARRANTS
The following table shows warrant activity for the six months ended June 30, 2023.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2022	311,499	$12.32
Exercised	—	$—
Expired	(1,000)	$6.00
Warrants outstanding as of June 30, 2023	310,499	$12.34
Warrants exercisable as of June 30, 2023	310,499	$12.34
The weighted-average life of the warrants is 2.2 years. The aggregate intrinsic value of the warrants outstanding and exercisable as of June 30, 2023, is $0.
NOTE 15 – INCOME TAXES
The Company has experienced cumulative losses for both book and tax purposes since inception. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and any tax assets that the Company may be entitled to have been fully reserved based on management’s current estimates. Management intends to continue maintaining a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The deferred income tax benefit for the three and six months ended June 30, 2023, and 2022 relates to the reduction in the deferred tax liability associated with the amortization of the intangible assets from the acquisitions of the 2WR Entities and Emerald. The Company records state income taxes paid during the year within the Other income (expense) financial statement line item.
NOTE 16 – SUBSEQUENT EVENTS
On August 11, 2023, the Company entered into the Settlement Agreement with Crest and Andrew Telsey to settle all claims in the litigation filed in the District Court for Arapahoe County, Colorado, Case No. 2021CV31301. Pursuant to the Settlement Agreement, the Company has agreed to pay $1,500,000 to Crest by September 10, 2023. In connection with this settlement, the Company recorded a loss in the second quarter of 2023 of $1,500,000 in accordance with GAAP related to loss contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. See also “Forward Looking Statements” on page 3 of this Report.
OVERVIEW AND HISTORY
urban-gro is an integrated professional services and design-build firm. Our business focuses primarily on providing fee-based knowledge-based services as well as the value-added reselling of equipment. We derive income from our ability to generate revenue from our clients through the billing of our employees’ time spent on client projects. We offer value-added architectural, engineering, systems procurement and integration, and construction design-build solutions to customers operating in the controlled environment agriculture (“CEA”) and industrial and other commercial (“Commercial”) sectors. In the CEA sector, our clients include operators and facilitators in both the cannabis and produce markets in the United States, Canada, and Europe. In the Commercial sector, we work with leading food and beverage commercial packaged goods (“CPG”) companies in the United States, and clients in other commercial sectors including healthcare, higher education, and hospitality. During 2022 and 2021, we made the following acquisitions:
•October 2022 - An engineering firm (“DVO”)
•April 2022 - A construction design-build firm (“Emerald”)
•July 2021 - Three affiliated architecture design companies (the “2WR Entities”)
RESULTS OF OPERATIONS
Comparison of Results of Operations for the three months ended June 30, 2023 and 2022
During the three months ended June 30, 2023, we generated revenues of $18.8 million compared to revenues of $16.3 million during the three months ended June 30, 2022, an increase of $2.6 million, or 16%. This increase in revenues is the net result of the following changes in individual revenue components:
•Equipment systems revenue decreased $5.5 million due to negative market conditions in the cannabis sector and a reduction in capital equipment spending by customers;
•Services revenue was flat, which was the result of a decrease in revenues in our existing business due to negative market conditions in the cannabis sector offset by an increase in revenues from the DVO acquisition;
•Construction design-build revenue increased $8.1 million, primarily due to significant organic growth of our construction design-build revenue in addition to the Emerald acquisition being included in our operating results for an additional month in 2023 as compared to 2022; and
•Other revenues decreased $0.1 million.
During the three months ended June 30, 2023, cost of revenues was $16.0 million compared to $12.8 million during the three months ended June 30, 2022, an increase of $3.2 million, or 25%. This increase is directly attributable to the overall increase in revenues indicated above and was further impacted by the change in individual revenue components.
Gross profit was $2.9 million (15% of revenues) during the three months ended June 30, 2023, compared to $3.5 million (22% of revenue) during the three months ended June 30, 2022. The overall gross profit as a percentage of revenues decreased primarily due to a decrease in higher margin equipment systems revenue as well as an increase in lower margin construction design-build revenue. The decrease in equipment systems gross profit during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is not expected to continue. The decrease in services gross profit for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is primarily attributable to better time tracking on service projects due to system upgrades implemented in the first quarter of 2023.
Operating expenses increased by $1.3 million, or 25%, to $6.8 million for the three months ended June 30, 2023, compared to $5.4 million for the three months ended June 30, 2022. This overall increase in operating expenses was the result of the net effects of the following:
•a $1.6 million increase in general and administrative operating expenses due to (i) increases in salary and personnel related costs attributable to the acquisitions of the Emerald and DVO entities, (ii) increased legal expenses and (iii) implementation of an incentive retention plan in 2023 that, at its inception, was expected to result in total expense of $1.3 million in 2023

($0.4 million in the first quarter, $0.2 million in the second quarter, $0.3 million in the third quarter and $0.3 million in the forth quarter); and
•a $0.3 million decrease in stock-based compensation expense, due to a reduction in the number of employees receiving stock-based compensation.
Non-operating expense was $1.6 million for the three months ended June 30, 2023, compared to non-operating income of $0.1 million for the three months ended June 30, 2022, a change of $1.7 million. This was primarily due to a $1.5 million loss related to the settlement of the litigation with Crest Ventures, LLC that was recorded in the three months ended June 30, 2023, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) related to loss contingencies.
Deferred income tax benefit decreased by $22.5 thousand due to amortization of the deferred tax liabilities from the acquisitions of the 2WR Entities and Emerald.
As a result of the above, we incurred a net loss of $5.4 million for the three months ended June 30, 2023, or a net loss per share of $0.50, compared to a net loss per share of $0.17 for the three months ended June 30, 2022.
Comparison of Results of Operations for the six months ended June 30, 2023, and 2022
During the six months ended June 30, 2023, we generated revenues of $35.6 million compared to revenues of $37.3 million during the six months ended June 30, 2022, a decrease of $1.7 million, or 5%. This decrease in revenues is the net result of the following changes in individual revenue components:
•Equipment systems revenue decreased $19.6 million due to negative market conditions in the cannabis sector and a reduction in capital equipment spending by customers;
•Services revenue decreased $0.2 million which was the net result of a decrease in our existing business due to negative market conditions in the cannabis sector offset by revenues from the DVO acquisition;
•Construction design-build revenue increased $18.3 million, due to significant organic growth of our construction design-build revenue in addition to the Emerald acquisition being included in our operating results for six months in 2023 and only two months in 2022; and
•Other revenues decreased $0.3 million.
During the six months ended June 30, 2023, cost of revenues was $29.9 million compared to $28.9 million during the six months ended June 30, 2022, an increase of $1.0 million, or 3%. This increase is directly attributable to the change in individual revenue components driven by a decrease in higher margin equipment systems revenue as well as an increase in lower margin construction design-build revenue.
Gross profit was $5.7 million (16% of revenues) during the six months ended June 30, 2023, compared to $8.4 million (23% of revenue) during the six months ended June 30, 2022. The overall gross profit as a percentage of revenues decreased primarily due to a decrease in higher margin equipment systems revenue as well as an increase in lower margin construction design-build revenue. The decrease in equipment systems gross profit during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is not expected to continue. The decrease in services gross profit for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily attributable to better time tracking on service projects due to system upgrades implemented in the first quarter of 2023.
Operating expenses increased by $3.5 million, or 31%, to $14.6 million for the six months ended June 30, 2023, compared to $11.2 million for the six months ended June 30, 2022. This overall increase in operating expenses was the result of the net effects of the following:
•a $4.0 million increase in general and administrative operating expenses due to (i) increases in salary and personnel related costs attributable to the acquisitions of the DVO and Emerald entities, (ii) increased legal expenses and (iii) implementation of an incentive retention plan in 2023 that, at its inception, was expected to result in total expense of $1.3 million in 2023 ($0.4 million in the first quarter, $0.2 million in the second quarter, $0.3 million in the third quarter and $0.3 million in the fourth quarter);
•a $0.7 million decrease in stock-based compensation expense, due to a reduction in the number of employees receiving stock-based compensation; and

•a $0.1 million increase in intangible asset amortization due to increased intangibles associated with the acquisitions of Emerald and DVO.
Non-operating expense was $1.8 million for the six months ended June 30, 2023, compared to non-operating income of $0.2 million for the six months ended June 30, 2022, a change of $1.9 million. This was primarily due to a $0.2 million expense recognized from the remeasurement of contingent consideration from the Emerald acquisition and a $1.5 million loss related to the settlement of the litigation with Crest Ventures, LLC in the six months ended June 30, 2023 in accordance with GAAP related to loss contingencies.
Deferred income tax benefit decreased by $0.1 million due to amortization of the deferred tax liabilities from the acquisitions of the 2WR Entities and Emerald.
As a result of the above, we incurred a net loss of $10.6 million for the six months ended June 30, 2023, or a net loss per share of $0.97, compared to a net loss per share of $0.23 for the six months ended June 30, 2022.

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
The following table reconciles net income (loss) attributable to the Company to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss (GAAP)	$(5,443,333)	$(1,739,304)	$(10,587,982)	$(2,435,521)
Interest expense	44,989	7,658	118,205	15,317
Interest income	(75,061)	(47,275)	(148,191)	(127,126)
Federal and state income tax (benefit) expense	56,799	(76,453)	(8,332)	(184,512)
Depreciation and amortization	424,160	371,557	828,232	589,835
EBITDA (non-GAAP)	(4,992,446)	(1,483,817)	$(9,798,068)	$(2,142,007)

Non-recurring legal fees	267,873	57,382	484,611	218,929
Contingent consideration - change in fair value	—	—	160,232	—
Contingent consideration - DVO acquisition	80,431	—	126,698	—
Reduction in force costs	263,003	—	263,003	—
Loss on settlement	1,500,000	—	1,500,000	—
Retention incentive	192,000	—	642,000	—
Stock-based compensation	622,547	882,000	1,102,188	1,764,000
Transaction costs	26,859	15,535	61,938	70,760
Adjusted EBITDA (non-GAAP)	$(2,039,733)	$(528,900)	$(5,457,398)	$(88,318)

BACKLOG
Backlog is a financial measure that generally reflects the dollar value of revenue that the Company expects to realize in the future. Although backlog is not a term recognized under generally accepted accounting principles in the United States (“GAAP”), it is a common measure used by companies operating in our industries. We report backlog for the following revenue categories: (i) Equipment Systems; (ii) Services; and (iii) Construction design-build. We define backlog for Equipment Systems and Services as signed contracts, with Equipment Systems contracts generally requiring a receipt of a customer deposit. Construction design-build backlog is comprised of construction projects once the contract is awarded and to the extent we believe funding is probable. Our Construction design-build backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business, and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable.
Backlog for each of our revenue categories as of June 30, 2023, and December 31, 2022, is reflected in the following tables:

	June 30, 2023
	CEA	Commercial	Total	Relative Percentage

	(in millions)
Equipment systems	$5	$—	$5	6%
Services	1	3	4	5%
Construction design-build (1)	48	22	70	89%
Total backlog	$54	$25	$79	100%
Relative percentage	68%	32%	100%

Note: Percentages may not add up due to rounding.
(1) During the second quarter of 2023, a cannabis cultivation project that was actively in production began to face some uncertainty with funding. The Company is in close contact with the client, but felt it prudent to remove this active contract from reported backlog until the client's funding source is solidified. The drop in backlog is predominantly tied to this project.

	December 31, 2022
	CEA	Commercial	Total	Relative Percentage

	(in millions)
Equipment systems	$5	$—	$5	5%
Services	4	2	6	6%
Construction design-build	67	15	82	88%
Total backlog	$76	$17	$93	100%
Relative percentage	82%	18%	100%

Note: Percentages may not add up due to rounding.
Historically, the majority of our Equipment Systems and Services backlog has been retired and converted into revenue within two quarters. As of June 30, 2023, we expected approximately 50% of our Construction design-build backlog to be completed in the next 12 months. As of June 30, 2023, and December 31, 2022, one customer accounted for 53% and 46% of total backlog, respectively.
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

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2023, we had working capital of $2.7 million, compared to working capital of $10.3 million as of December 31, 2022, a decrease of $7.6 million. This decrease in working capital was primarily due to the net effects of an increase in accounts payable, accrued expenses, and contract liabilities of $12.6 million, a decrease in cash and prepaid expenses and other assets of $4.1 million, partially offset by an an increase of accounts receivable, net and contract receivables of $4.0 million, and a decrease in customer deposits, contingent consideration, and promissory note of $5.1 million. The increase in accounts payable is partially related to costs incurred on construction design-build projects near the end of the second quarter of 2023. Certain of these contracts were tied to a major customer where we had previously agreed upon project billing timelines and we were unable to bill for these projects until after June 30, 2023. This resulted in an increase in contract receivables as of June 30, 2023. We are continually evaluating alternatives to increase our working capital including securing non-dilutive debt financing arrangements.

As of June 30, 2023, we had cash of $8.6 million, which represented a decrease of $3.4 million from December 31, 2022, due to the following changes during the six months ended June 30, 2023:
•Net cash used in operating activities was $0.7 million. This use of cash is the net effect of the net loss of $10.6 million, offset by non-cash expenses of $3.9 million and cash provided by the net changes in operating assets and liabilities of $6.0 million. See the condensed consolidated statements of cash flows for further details on the non-cash expenses and net changes in operating assets and liabilities;
•Net cash used in investing activities was $0.2 million, primarily from the acquisition of property, plant and equipment. We have no material commitments for capital expenditures as of June 30, 2023; and
•Net cash used in financing activities was $2.6 million, primarily due to payments made on the promissory note related to the DVO acquisition.
INFLATION
Inflation has resulted in increased costs for our customers. In addition, the U.S. Government has responded to inflation by raising interest rates, which has increased the cost of capital for our customers. We believe this has resulted in some customers delaying projects, reducing the scope of projects or potentially canceling projects, as well as increased costs of our operations, which has negatively impacted the results of our operations during the three and six month periods ended June 30, 2023. We maintain strategies to mitigate the impact of higher material, energy and commodity costs, including cost reduction, alternative sourcing strategies, and passing along cost increase to customers, which may offset only a portion of the adverse impact.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 - Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the six months ended June 30, 2023, there were no material changes made to the Company’s significant accounting policies.
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
Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2023, at reasonable assurance levels.
We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.
Inherent Limitations
Our management team, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple errors or mistakes. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2023, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we become involved in or are threatened with legal disputes. Most of these disputes are not likely to have a material effect on our business, financial condition, or operations. Other than the updates provided below, there were no new material legal proceedings that were initiated or terminated during the period covered by this report and there have been no material developments in the material proceedings identified in Part 1, Item 3 of our annual report on form 10-K for the year ended December 31, 2022.
As is more fully described in Item 5 - Other Information, below, on August 11, 2023, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Crest Ventures, LLC and Andrew Telsey to settle all claims in the litigation filed in the District Court for Arapahoe County, Colorado, Case No. 2021CV31301. Pursuant to the Settlement Agreement, the Company has agreed to pay $1,500,000 to Crest Ventures, LLC by September 10, 2023. In connection with this settlement, the Company recorded a loss in the second quarter of 2023 of $1,500,000 in accordance with GAAP related to loss contingencies.
ITEM 1A. RISK FACTORS
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Program
The Company’s Board has authorized the Company to repurchase common stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, 10b5-1 and 10b-18 plans), and/or privately negotiated transactions (the “Program”). The amount, timing, or prices of repurchases, may vary based on market conditions and other factors. The Program does not have an expiration date and can be modified or terminated by the Board at any time. Approved transactions related to the Program are as follows:
•On May 24, 2021, the Board authorized the Company to repurchase up to $5.0 million of outstanding shares of the Company’s common stock;
•On January 18, 2022, the Board authorized the Company to increase the total repurchase an additional $2.0 million to a total of $7.0 million;
•On February 2, 2022, the Board authorized the Company to increase the total repurchase an additional $1.5 million to a total of $8.5 million; and
•On September 12, 2022, the Board authorized the Company to increase the total repurchase an additional $2.0 million to a total of $10.5 million.
Since inception of the Program, the Company has repurchased 1.1 million shares at an average price per share of $8.25 for a total of $9.1 million.
In February 2021, the Company repurchased 350,000 shares of common stock with an average price per share of $8.50, for a total of $3.0 million, outside of any stock repurchase or publicly announced program.
During the three and six months ended June 30, 2023, there were no purchases by us of our common stock.

Unregistered Shares Issued in Connection with Acquisitions
During the three months ended, June 30, 2023, we issued the following securities as contingent consideration in connection with acquisition agreements that were not registered under the Securities Act:
•89,966 shares at a price per share of $2.56, 181,346 shares at a price per share of $1.27 as payment for contingent consideration associated with the 2WR acquisition;
•16,077 shares at a price per share of $4.89, 96,865 shares at a price per share of $2.94, and 102,995 shares at a price per share of $2.99 as payment for contingent consideration associated with the Emerald acquisition; and
•31,419 shares at a price per share of $2.56 and 63,332 shares at a price per share of $1.27 as payment for contingent consideration associated with the DVO acquisition.
Details surrounding the acquisitions referenced above are more fully described in Note 1 to the Condensed Consolidated Financial Statements.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not Applicable.
ITEM 5. OTHER INFORMATION
As previously disclosed in our annual reports on Form 10-K, the Company was sued on July 29, 2021, by Crest Ventures, LLC (“Crest”) in a breach of contract case in the District Court for Arapahoe County, Colorado, Case No. 2021CV31301. The allegations in the action are based on a claim that Crest is entitled to commission compensation on the February 2021 uplisting of our common stock to the Nasdaq Capital Market (the “Nasdaq”). The Plaintiff claims it is entitled to approximately $4.0 million in commissions, plus interest, legal fees and other damages. The Company joined as a third-party defendant, Andrew Telsey (“Telsey”), for breach of fiduciary duty. The Company also filed counter-claims against Crest and Telsey for declaratory judgment that the finder’s fee agreement was void as a matter of law. The Company contends that Telsey was the Company’s counsel at the time and Telsey claims he was a member of Crest. Initially, the Company had entered into a finder's fee agreement with Crest for a potential merger transaction. Crest and Telsey claim the finder's fee agreement also applies to the introduction to the investment bank that assisted the Company on the uplisting onto the Nasdaq. On Friday, August 11, 2023, the parties entered a settlement agreement (the “Crest Settlement Agreement”) to settle all claims associated with the litigation in exchange for a one-time payment by the Company to Crest of $1,500,000 by September 10, 2023. Throughout the case development, the parties had not had any productive settlement negotiations; however, as often occurs as the parties near trial, Crest and Telsey made a settlement offer in mid-July that recently evolved into productive negotiations. Our management had concluded that although unlikely, if Crest were to prevail in their claims, there would be adverse ancillary consequences to our business and that it was prudent to settle to avoid such a possibility, especially considering the time, energy and expense that would be associated with pursuing the case through trial. Further, as part of the Crest Settlement Agreement, Crest and Telsey have admitted that the finder’s fee agreement does not, and did not, apply to the introduction to the investment bank that assisted the Company on the uplisting onto the Nasdaq. The Company has not made any admission of liability or wrongdoing. Upon the payment of the settlement proceeds, the parties will enter into a motion to file with the court to dismiss the litigation with prejudice. A copy of the Crest Settlement Agreement is filed as Exhibit 10.4 to this report and is incorporated herein by reference. This description of the Crest Settlement Agreement does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Crest Settlement Agreement. In connection with this settlement, the Company recorded a loss in the second quarter of 2023 of $1,500,000 in accordance with GAAP related to loss contingencies.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporate of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 21, 2023).

3.2	Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.4 to Form 8-K filed October 30, 2020).

3.3	Amendment No. 1 to Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 12, 2021).

3.4	Amendment No. 2 to Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed June 21, 2023).

10.1	1st Amendment to the Company's 2021 Stock Incentive Plan and original text of the Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 21, 2023).

10.2	Newly amended form of restricted stock unit grant notice (filed herewith).

10.3	Newly amended form restricted stock unit award agreement (filed herewith).

10.4	Settlement Agreement and Mutual Release by and among urban-gro, Inc., Crest Ventures, LLC, and Andrew Telsey (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2023.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass
Chairperson of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Akright
Richard A. Akright
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)