Form 10-Q
period 2023-09-30
urban-gro, Inc.
filed 2023-11-09
CIK 1706524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s only class of common stock outstanding as of October 26, 2023 was 11,670,580 shares.

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
•risks to our reputation from negative publicity, social media posts or negative interpretations of our Environmental, Social and Governance (ESG) efforts;
•our ability to maintain effective internal control over financial reporting; and
•other events outside of our control.
These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
URBAN-GRO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$4,770,430	$12,008,003
Accounts receivable, net	18,341,489	15,380,292
Contract receivables	8,378,657	3,004,282
Prepaid expenses and other assets	3,268,279	4,164,960
Total current assets	34,758,855	34,557,537
Non-current assets:
Property and equipment, net	1,456,009	1,307,146
Operating lease right of use assets, net	2,217,738	2,618,825
Investments	—	2,559,307
Goodwill	15,572,050	15,572,050
Intangible assets, net	4,634,672	5,450,687
Total non-current assets	23,880,469	27,508,015
Total assets	$58,639,324	$62,065,552
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,194,304	$9,960,364
Accrued expenses	4,074,098	3,196,961
Contract liabilities	1,981,728	1,294,452
Customer deposits	969,888	2,571,161
Contingent consideration	161,947	2,799,287
Promissory notes	1,964,775	3,832,682
Operating lease liabilities	598,447	600,816
Total current liabilities	31,945,187	24,255,723
Non-current liabilities:
Operating lease liabilities	1,666,138	2,044,782
Deferred tax liability	865,802	1,033,283
Total non-current liabilities	2,531,940	3,078,065
Total liabilities	34,477,127	27,333,788
Commitments and contingencies (note 10)
Stockholders’ equity
Preferred stock, $0.10 par value; 3,000,000 shares and 10,000,000 shares authorized as of September 30, 2023, and December 31, 2022, respectively; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares and 100,000,000 shares authorized as of September 30, 2023, and December 31, 2022, respectively; 13,120,413 shares issued and 11,670,580 shares outstanding as of September 30, 2023; 12,220,593 shares issued and 10,770,760 shares outstanding as of December 31, 2022	13,120	12,221
Additional paid-in capital	88,268,286	84,882,982
Treasury shares, cost basis: 1,449,833 shares at September 30, 2023 and at December 31, 2022	(12,045,542)	(12,045,542)
Accumulated deficit	(52,073,667)	(38,117,897)

Total stockholders’ equity	24,162,197	34,731,764
Total liabilities and stockholders’ equity	$58,639,324	$62,065,552
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Equipment systems	$3,043,659	$3,879,272	$10,575,367	$31,024,187
Services	2,898,739	2,839,338	9,403,968	9,505,396
Construction design-build	14,813,486	5,384,267	36,068,435	8,301,588
Other	178,439	265,416	489,482	871,488
Total revenues and other income	20,934,323	12,368,293	56,537,252	49,702,659
Cost of revenues:
Equipment systems	2,766,116	3,212,285	9,287,704	26,132,828
Services	1,768,164	1,796,968	5,715,548	4,677,887
Construction design-build	13,413,067	4,570,506	32,605,681	7,263,206
Other	130,258	195,938	355,121	632,181
Total cost of revenues	18,077,605	9,775,697	47,964,054	38,706,102
Gross profit	2,856,718	2,592,596	8,573,198	10,996,557

Operating expenses:
General and administrative	5,000,846	5,792,418	17,974,049	14,758,506
Stock-based compensation	722,647	96,767	1,824,835	1,860,767
Intangible asset amortization	241,832	304,339	816,015	773,063
Business development	—	3,299,864	—	3,299,864
Total operating expenses	5,965,325	9,493,388	20,614,899	20,692,200
Loss from operations	(3,108,607)	(6,900,792)	(12,041,701)	(9,695,643)

Non-operating income (expense):
Interest expense	(39,928)	(7,088)	(158,134)	(22,270)
Interest income	19,461	94,200	167,652	221,329
Write-down of investment	(258,492)	(1,710,358)	(258,492)	(1,710,358)
Contingent consideration	—	—	(160,232)	—
Loss on settlement	—	—	(1,500,000)	—
Other income (expense)	(28,605)	(210,399)	(172,344)	(147,528)
Total non-operating income (expense)	(307,564)	(1,833,645)	(2,081,550)	(1,658,827)
Loss before income taxes	(3,416,171)	(8,734,437)	(14,123,251)	(11,354,470)

Income tax benefit	48,383	73,654	167,481	258,166
Net loss	$(3,367,788)	$(8,660,783)	$(13,955,770)	$(11,096,304)

Comprehensive loss	$(3,367,788)	$(8,660,783)	$(13,955,770)	$(11,096,304)

Loss per share - basic and diluted	$(0.29)	$(0.81)	$(1.29)	$(1.05)
Weighted average shares - basic and diluted	11,649,790	10,674,796	10,859,820	10,577,453
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	12,220,593	$12,221	$84,882,982	$(38,117,897)	$(12,045,542)	$34,731,764
Stock-based compensation	—	—	479,641	—	—	479,641
Stock grant program vesting	103,572	103	(103)	—	—	—
Stock issued for contingent consideration	64,224	64	191,855	—	—	191,919
Net loss	—	—	—	(5,144,649)	—	(5,144,649)
Balance, March 31, 2023	12,388,389	$12,388	$85,554,375	$(43,262,546)	$(12,045,542)	$30,258,675
Stock-based compensation	—	—	622,547	—	—	622,547
Stock grant program vesting	86,020	86	(86)	—	—	—
Stock issued for contingent consideration	582,000	582	1,292,101	—	—	1,292,683
Net loss	—	—	—	(5,443,333)	—	(5,443,333)
Balance, June 30, 2023	13,056,409	$13,056	$87,468,937	$(48,705,879)	$(12,045,542)	$26,730,572
Stock-based compensation	—	—	722,647	—	—	722,647
Stock grant program vesting	8,772	9	(9)	—	—	—
Stock issued for contingent consideration	55,232	55	76,711	—	—	76,766
Net loss	—	—	—	(3,367,788)	—	(3,367,788)
Balance, September 30, 2023	13,120,413	$13,120	$88,268,286	$(52,073,667)	$(12,045,542)	$24,162,197

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	11,588,110	$11,588	$78,679,220	$(22,839,988)	$(7,683,490)	$48,167,330
Stock-based compensation	—	—	882,000	—	—	882,000
Treasury stock	—	—	—	—	(3,773,177)	(3,773,177)
Stock exercised	4,555	5	28,792	—	—	28,797
Stock issued with exercise of warrants	34,863	35	(35)	—	—	—
Net Loss	—	—	—	(696,217)	—	(696,217)
Balance, March 31, 2022	11,627,528	$11,628	$79,589,977	$(23,536,205)	$(11,456,667)	$44,608,733
Stock-based compensation	—	—	882,000	—	—	882,000
Stock issuance related to acquisition	283,515	283	2,499,717	—	—	2,500,000
Net Loss	—	—	—	(1,739,304)	—	(1,739,304)
Balance, June 30, 2022	11,911,043	$11,911	$82,971,694	$(25,275,509)	$(11,456,667)	$46,251,429
Stock-based compensation	—	—	96,767	—	—	96,767
Treasury stock	—	—	—	—	(183,270))	(183,270)
Stock grant program vesting	37,675	38	(38)	—	—	—
Net loss	—	—	—	(8,660,783))	—	(8,660,783)
Balance, September 30, 2022	11,948,718	$11,949	$83,068,423	$(33,936,292)	$(11,639,937)	$37,504,143
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,955,770)	(11,096,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,201,201	1,116,585
Deferred income tax benefit	(167,481)	(258,166)
Stock-based compensation expense	1,824,835	1,860,767
Impairment of investment	258,492	1,710,358
Change in fair value of contingent consideration	160,232	—
Other, net	561,518	(42,373)
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable and contract receivables	(8,782,141)	2,222,194
Prepaid expenses and other assets and property and equipment	1,498,518	7,150,147
Accounts payable, contract liabilities, and accrued expenses	13,927,217	(97,142)
Change in contingent consideration from indemnification	(917,699)	—
Operating lease liability	(529,746)	(139,251)
Customer deposits	(1,601,273)	(11,415,622)
Net cash used in operating activities	(6,522,097)	(8,988,807)

Cash flows from investing activities:
Sale of investment	2,326,472	—
Business combinations, net of cash acquired	—	(2,709,148)
Purchases of property and equipment	(456,484)	(252,902)
Net cash provided by (used in) investing activities	1,869,988	(2,962,050)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	28,796
Repurchase of common stock	—	(3,956,447)
Additions to promissory notes	518,400	—
Repayment of finance lease ROU liability	(133,388)	(108,500)
Payments to settle contingent consideration	(479,365)	—
Repayment of promissory notes	(2,491,111)	—
Net cash used in financing activities	(2,585,464)	(4,036,151)

Net change in cash	(7,237,573)	(15,987,008)
Cash at beginning of period	12,008,003	34,592,190
Cash at end of period	$4,770,430	$18,605,182

Supplemental cash flow information:
Cash paid for interest	$21,334	$22,271
Net cash paid for income taxes	$165,228	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for acquisitions	$—	$2,500,000
Operating lease right of use assets and liabilities extension	$295,631	$542,903
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION, ACQUISITIONS, AND LIQUIDITY
Organization
urban-gro, Inc. (“we,” “us,” “our,” the “Company,” or “urban-gro”) is an integrated professional services and design-build firm. We offer value-added architectural, engineering, and construction management solutions to the Controlled Environment Agriculture (“CEA”), industrial, healthcare, and other commercial sectors. Innovation, collaboration, and a commitment to sustainability drive our team to provide exceptional customer experiences. To serve our horticulture clients, we engineer, design and manage the construction of indoor CEA facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, construction, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health. Further, we serve a broad range of commercial and governmental entities, providing them with planning, consulting, architectural, engineering and construction design-build services for their facilities. We aim to work with our clients from the inception of their project in a way that provides value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of engineering and managed services complemented by a vetted suite of select cultivation equipment systems.
Acquisitions
DVO
Effective October 31, 2022, the Company entered into an agreement with Dawson Van Orden, Inc. ("Seller" or "DVO") and DVO's shareholders (the "DVO Shareholders") to acquire substantially all of the operating assets and liabilities of DVO, a Texas based engineering firm with significant experience in indoor CEA. The purchase price of $6.1 million, after working capital adjustments, was comprised of (i) $1.2 million in cash, (ii) a $3.8 million Seller's promissory note, and (iii) $1.1 million of the Company's common stock. The Seller's promissory note was initially to be paid out over four quarters beginning in January 2023. In the third quarter of 2023, a portion of that quarter’s note payment was extended to the first quarter of 2024. The Seller’s promissory note balances as of September 30, 2023, and December 31, 2022, were $1,446,375 and $3,832,682, respectively. The purchase price excludes up to $1.1 million of contingent consideration earnout that may become payable to the Seller dependent on the continued employment of the DVO Shareholders. The contingent consideration earnout is payable, at the Company’s discretion, in cash or shares of the Company’s common stock with the value of such shares being determined based upon the volume-weighted average price ("VWAP") of the Company’s common stock in the ten trading days prior to the end of the applicable quarter for which the quarterly gross profit is calculated.
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

Emerald
Effective April 29, 2022, the Company acquired all of the issued and outstanding capital stock of Emerald Construction Management, Inc. (“Emerald”) from its shareholders (the “Emerald Sellers”). The purchase price of $7.7 million, after working capital adjustments, was comprised of (i) $3.4 million in cash, (ii) $2.5 million of the Company’s common stock, and (iii) $1.8 million of estimated contingent consideration earnout payable to the Emerald Sellers over the term of the earnout. The total contingent earnout payable to the Emerald Sellers is $2.0 million. Effective January 1, 2023, the terms of the contingent consideration earnout provisions were amended providing for the entire contingent consideration of up to $2.0 million to be earned based solely on the continued employment of the Emerald Sellers for a two-year period. This resulted in the Company recording additional contingent consideration expense of $160,232 in the first quarter of 2023. Per the amendment, the remaining contingent consideration earnout is payable quarterly, at the Company’s discretion, in cash or in shares of the Company’s common stock with the value of such shares being determined based upon the VWAP of the Company’s common stock in the ten trading days prior to the end of the applicable quarter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Equipment systems	$3,043,659	$3,879,272	$10,575,367	$31,024,187
Services	2,898,739	2,839,338	9,403,968	9,505,396
Construction design-build	14,813,486	5,384,267	36,068,435	19,983,037
Other	178,439	265,416	489,482	871,488
Total revenues and other income	20,934,323	12,368,293	56,537,252	61,384,108

Net loss	$(3,367,788)	$(11,893,644)	$(13,955,770)	$(13,443,932)
Acquired goodwill from Emerald represents the value expected to arise from organic growth and an opportunity for the Company to expand into a well-established market.

Per the Emerald Acquisition Agreement and Plan of Merger (the “Emerald Acquisition Agreement”), when the Company acquired all of the issued and outstanding capital stock of Emerald, the Emerald Sellers indemnified the Company for any material liabilities, losses, and actions or inaction which took place prior to the acquisition and that were not disclosed as part of the transaction. To that end, a pre-acquisition Emerald project incurred a substantial loss that was not disclosed in the Emerald Acquisition Agreement. The majority shareholder of Emerald has agreed to indemnify the Company for the loss, which is currently estimated to be $2.3 million (the “Indemnified Loss”). In the second quarter of 2023, the Company offset $1.0 million of the Indemnified Loss against the total remaining contingent consideration and certain other liabilities owed to the majority shareholder of Emerald thereby resulting in a net amount due from the majority shareholder of Emerald to $1.3 million. Further, the Company has agreed to satisfy up to $1.2 million of the Indemnified Loss in the event a certain Emerald project is above a 7% profit margin, on a dollar for dollar basis.
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
Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the nine months ended September 30, 2023, there were no material changes made to the Company’s significant accounting policies.
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
Recently Issued Accounting Standards
As of September 30, 2023, and through the filing of this report, no Accounting Standards Updates have been issued and not yet adopted that are applicable to the Company and that would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the three and nine months ended September 30, 2023, and 2022:

	CEA		Commercial		Total
	For the three months ended September 30,		For the three months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022	2023	2022
Equipment systems	$3,043,659	$3,879,272	$—	$—	$3,043,659	$3,879,272
Services	723,996	1,815,025	2,174,743	1,024,313	2,898,739	2,839,338
Construction design-build	1,866,394	357,885	12,947,092	5,026,382	14,813,486	5,384,267
Other	178,439	265,416	—	—	178,439	265,416
Total revenues and other income	$5,812,488	$6,317,598	$15,121,835	$6,050,695	$20,934,323	$12,368,293
Relative percentage	28%	51%	72%	49%	100%	100%

	CEA		Commercial		Total
	For the nine months ended September 30,		For the nine months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022	2023	2022
Equipment systems	$10,575,367	$31,024,187	$—	$—	$10,575,367	$31,024,187
Services	3,538,683	5,877,320	5,865,285	3,628,076	9,403,968	9,505,396
Construction design-build	2,657,343	1,160,759	33,411,092	7,140,829	36,068,435	8,301,588
Other	489,482	871,488	—	—	489,482	871,488
Total revenues and other income	$17,260,875	$38,933,754	$39,276,377	$10,768,905	$56,537,252	$49,702,659
Relative percentage	31%	78%	69%	22%	100%	100%

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2023	December 31, 2022
Contract assets:
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$7,726,013	$2,874,141
Retainage included in contract assets due to being conditional on something other than solely passage of time	652,644	130,141
Total contract assets	$8,378,657	$3,004,282

	September 30, 2023	December 31, 2022
Contract liabilities:
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability)	$1,954,561	$1,294,452
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	27,167	—
Total contract liabilities	$1,981,728	$1,294,452

Trade accounts receivable, net of allowance for doubtful accounts, balances from contracts with customers within the accompanying condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022, were $15,237,726 and $12,466,180, respectively.

Non-trade accounts receivable as of September 30, 2023, and December 31, 2022, were $3,103,763 and $2,914,112, respectively. Non-trade accounts receivable as of September 30, 2023, were comprised of the remaining Indemnified Loss receivable from the majority shareholder of Emerald further detailed in Note 1 – Organization, Acquisitions, and Liquidity and miscellaneous non-trade accounts receivable of $591,850. Non-trade accounts receivable as of December 31, 2022, were comprised of miscellaneous non-trade accounts receivable totaling $514,112 and non-trade accounts receivable related to litigation involving fraudulent wire transactions of $2,400,000. On March 27, 2023, the Company entered into an agreement to settle this litigation and received a cash payment of $2,400,000 on March 27, 2023.

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
NOTE 4 – RELATED PARTY TRANSACTIONS
A director of the Company is an owner of Cloud 9 Support, LLC (“Cloud 9”) and Potco LLC (“Potco”). Cloud 9 purchases materials from the Company for use with its customers and Potco purchases equipment from the Company for use in its cultivation facility. Another director of the Company is working on a vertical farming innovation model with a group of CEA experts (“the CEA Consortium”). The CEA Consortium contracts services from the Company related to their business model. The table below presents the revenues for these related party entities for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues - Cloud 9	$—	$1,571	$462	$13,383
Revenues - Potco	139,031	1,080	987,268	12,480
Revenues - CEA Consortium	$245,000	$—	$245,000	$—
Total revenues from related party transactions	$384,031	$2,651	$1,232,730	$25,863

The table below presents the accounts receivable from these related party entities as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Accounts receivable - Cloud 9	$—	$3,920
Accounts receivable - Potco	240,615	20,174
Accounts receivable - CEA Consortium	$245,000	$—
Total accounts receivable due from related party transactions	$485,615	$24,094
NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets are comprised of prepayments paid to vendors to initiate orders, prepaid services and fees, inventories, and other assets. These amounts are summarized as follows:

	September 30, 2023	December 31, 2022
Vendor prepayments	$1,564,039	$2,459,389
Prepaid services and fees	1,410,639	1,346,430
Inventories	250,845	320,372
Other assets	42,756	38,769
Total Prepaid expenses and other assets	$3,268,279	$4,164,960
NOTE 6 – PROPERTY AND EQUIPMENT, NET
Property and equipment balances are summarized as follows:

	September 30, 2023	December 31, 2022
Computers and technology equipment	$294,322	$232,405
Furniture and fixtures	321,859	234,389
Leasehold improvements	228,760	306,719
Vehicles	432,823	456,797
Software	971,684	685,580
Research and development	87,425	—
Other equipment	58,525	58,525
Accumulated depreciation	(939,389)	(667,269)
Total Property and equipment, net	$1,456,009	$1,307,146
Depreciation expense totaled $131,137 and $222,411 for the three months ended September 30, 2023, and 2022, respectively, and totaled $385,186 and $343,524 for the nine months ended September 30, 2023, and 2022, respectively.
NOTE 7 – INVESTMENTS
The components of investments as of September 30, 2023, and December 31, 2022, are summarized as follows:

	Edyza	XS Financial	Total
Balances as of December 31, 2022	$—	$2,559,307	$2,559,307
Paid-in-kind interest	—	25,657	25,657
Impairment	$—	$(258,492)	(258,492)
Sale of investment	$—	$(2,326,472)	(2,326,472)
Balances as of September 30, 2023	$—	$—	$—

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
During the third quarter of 2022, the Company fully impaired this investment, resulting in an impairment expense of $1.7 million. The Company determined that the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery had passed, causing an “other than temporary loss”. The Company will continue to monitor any future changes to this impairment and seek to recover any remaining value of its 19.5% ownership.
XS Financial
On October 30, 2021, the Company participated in a convertible note offering of Xtraction Services, Inc., a/k/a XS Financial Inc. (CSE: XSF) (OTCQB: XSHLF) ("XSF"), a specialty finance company providing CAPEX financing solutions, including equipment leasing, to CEA companies in the United States. The Company invested $2.5 million of a total $43.5 million raised by XSF. Prior to any Nasdaq listing, the investment incurs 9.5% interest payable, of which, 7.5% is cash interest and 2.0% is interest paid in kind. Subsequent to any Nasdaq listing by XSF, the investment incurs 8.0% cash interest. The debt was to mature on October 28, 2023, with a one-year option at the sole discretion of XSF to extend the maturity date. In addition, the Company received 1,250,000 warrants denominated in Canadian dollars ("C$") with a C$0.45 exercise price as subject to the warrant instrument. No value was attributed to the warrants at the time of the investment. In August 2023, the Company entered into an agreement to sell back its investment to XSF for $2.3 million and cancel the warrants. The Company received the $2.3 million in proceeds on August 30, 2023. In connection with the agreement to sell the investment, the Company recorded an impairment loss of $0.3 million.
NOTE 8 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has recorded goodwill in conjunction with the acquisitions it has completed. The goodwill balances as of September 30, 2023, and December 31, 2022, were $15.6 million and $15.6 million, respectively. Goodwill is not amortized. The Company did not record any impairment charges related to goodwill for the three or nine months ended September 30, 2023, and 2022.
Intangible Assets Other Than Goodwill
Intangible assets as of September 30, 2023, and December 31, 2022, consisted of the following:

	As of September 30, 2023
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$4,212,100	$(854,317)	$3,357,783
Trademarks and trade names	1,778,000	(574,517)	1,203,483
Backlog and other	768,113	(722,998)	45,115
Total finite-lived intangible assets:	6,758,213	(2,151,832)	4,606,381
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Total indefinite-lived intangible assets	28,291	—	28,291
Total intangible assets, net	$6,786,504	$(2,151,832)	$4,634,672

	As of December 31, 2022
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$4,212,100	$(401,997)	$3,810,103
Trademarks and trade names	1,778,000	(307,817)	1,470,183
Backlog and other	768,113	(626,003)	142,110
Total finite-lived intangible assets:	6,758,213	(1,335,817)	5,422,396
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Total indefinite-lived intangible assets	28,291	—	28,291
Total intangible assets, net	$6,786,504	$(1,335,817)	$5,450,687
Amortization expense for intangible assets totaled $241,832 and $304,339 for the three months ended September 30, 2023, and 2022, respectively, and totaled $816,015 and $773,063 for the nine months ended September 30, 2023, and 2022, respectively.
The estimated future amortization expense for intangible assets subject to amortization as of September 30, 2023, is summarized below:

For the years ending December 31,	Estimated Future Amortization Expense
Remainder of 2023	$250,010
2024	959,788
2025	959,788
2026	918,205
2027	693,555
Thereafter	825,035
Total estimated future amortization expense	$4,606,381
NOTE 9 – ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	September 30, 2023	December 31, 2022
Accrued operating expenses	$571,739	$515,858
Accrued wages and related expenses	1,724,528	639,614
Accrued 401(k)	25,235	262,599
Accrued sales tax payable	1,752,596	1,778,890
Total accrued expenses	$4,074,098	$3,196,961
Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces.

NOTE 10 – OPERATING LEASE LIABILITIES AND COMMITMENTS AND CONTINGENCIES
The Company has eight operating office lease liabilities and one finance office lease liability with an imputed annual interest rate of 8.0%. Five of the leases were assigned to the Company in connection with its various acquisitions. The remaining lease terms range from less than a year to 6 years, as of September 30, 2023. The following is a summary of operating lease liabilities:

	September 30, 2023	December 31, 2022
Operating lease liabilities related to right of use assets	$2,264,585	$2,645,598
Less current operating lease liabilities	(598,447)	(600,816)
Non-current operating lease liabilities	$1,666,138	$2,044,782
The following is a schedule showing total future minimum lease payments:

For the years ending December 31,	Minimum Lease Payments
Remainder of 2023	$203,836
2024	754,076
2025	573,133
2026	404,751
2027	346,812
Thereafter	335,903
Total minimum lease payments	2,618,511
Less: Amount representing interest	(353,926)
Net lease obligations	$2,264,585
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no ongoing legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.
On August 11, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with Crest Ventures, LLC (“Crest”) and Andrew Telsey to settle all claims in the litigation filed in the District Court for Arapahoe County, Colorado, Case No. 2021CV31301. Pursuant to the Settlement Agreement, the Company paid $1,500,000 to Crest on September 7, 2023. In connection with this settlement, the Company recorded a loss in the second quarter of 2023 of $1,500,000 in accordance with GAAP related to loss contingencies.

NOTE 11 – RISKS AND UNCERTAINTIES
Concentration Risk
The table below shows customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:
Customers exceeding 10% of revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
Company Customer Number	2023	2022	2023	2022
C000001462	*	*	*	12%
C000001140	*	*	*	16%
C000002187	20%	*	23%	*
C000001696	*	12%	*	*
C000002345	18%	*	*	*
C000002463	21%	*	16%	*

*Amounts less than 10%
Customers exceeding 10% of accounts receivable

Company Customer Number	September 30, 2023	December 31, 2022
C000002151	*	10%
C000002187	24%	24%
C000002345	10%	*

*Amounts less than 10%
The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:
Vendors exceeding 10% of purchases

	Three Months Ended September 30,		Nine Months Ended September 30,
Company Vendor Number	2023	2022	2023	2022
V000001029	*	*	*	19%
V000002425	13%	*	*	*
V000002275	*	*	12%	*
V000002290	14%	*	*	*
V000001326	*	10%	*	*
V000002452	18%	*	12%	*

*Amounts less than 10%

Vendors exceeding 10% of accounts payable

Company Vendor Number	September 30, 2023	December 31, 2022
V000001910	*	11%
V000002452	11%	*
V000002275	16%	*
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
NOTE 12 – STOCK-BASED COMPENSATION
Based on the vesting schedule of the grants of restricted stock units (“RSU” or “RSUs”) and options, stock-based compensation expense totaled $722,647 and $96,767 for the three months ended September 30, 2023, and 2022, respectively, and totaled $1,824,835 and $1,860,767 for the nine months ended September 30, 2023, and 2022, respectively.

The Company has adopted the 2021 Omnibus Stock Incentive Plan, as amended (the “Omnibus Incentive Plan”), which provides for the issuance of incentive stock options, grants of RSUs, and stock-based awards to employees, directors, and consultants of the Company to reward and attract employees and compensate the Company’s Board of Directors (the “Board”) and vendors when applicable. The Omnibus Incentive Plan is administered by the Company's Board. Grants of RSUs under the Omnibus Incentive Plan are valued at no less than the market price of the stock on the date of grant. The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the options, risk-free interest rate and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when estimating the value of stock options with the Black-Scholes option pricing model as the assumptions used are moderately judgmental. Grants of RSUs and stock options are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. Grants of RSUs and stock options typically require a 1-to-3-year period of continued employment or service performance before the grant of RSUs or stock options vest. No cash flow effects are anticipated for grants of RSUs or stock options.
The following schedule shows grants of RSU activity for the nine months ended September 30, 2023:

Number of Shares
Grants of RSUs unvested as of December 31, 2022	494,859
Grants of RSUs	524,609
Forfeiture/cancelled	(11,291)
Grants of RSUs vested and issued	(437,928)
Grants of RSUs unvested as of September 30, 2023	570,249
As of September 30, 2023, the Company has $1.5 million in unrecognized stock-based compensation expense related to these grants of RSUs.

The following schedule shows stock option activity for the nine months ended September 30, 2023.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2022	669,388	7.9	$6.77
Issued	—	0	$—
Forfeited	(7,105)	0	$9.39
Exercised	—	0	$—
Stock options outstanding as of September 30, 2023	662,283	7.4	$6.77
Stock options exercisable as of September 30, 2023	618,651	6.3	$6.30
As of September 30, 2023, the Company has $0.1 million in unrecognized stock-based compensation expense related to these stock options. The aggregate intrinsic value of the options outstanding and exercisable as of September 30, 2023, is $0.
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
During the nine months ended September 30, 2023, the Company did not repurchase shares of common stock. During the nine months ended September 30, 2022, the Company repurchased 419,088 shares of common stock at an average price per share of $9.02, for a total price of $3.8 million under this program. As of September 30, 2023, we have $1.4 million remaining under the repurchase program.
In February 2021, the Company repurchased 350,000 shares of common stock with an average price per share of $8.50, for a total of $3.0 million, outside of any stock repurchase or publicly announced program.
NOTE 14 – WARRANTS
The following table shows warrant activity for the nine months ended September 30, 2023.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2022	311,499	2.8	$12.32
Exercised	—	0	$—
Expired	(1,000)	0	$6.00
Warrants outstanding as of September 30, 2023	310,499	2.1	$12.34
Warrants exercisable as of September 30, 2023	310,499	2.1	$12.34
The aggregate intrinsic value of the warrants outstanding and exercisable as of September 30, 2023, is $0.
NOTE 15 – INCOME TAXES
The Company has experienced cumulative losses for both book and tax purposes since inception. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and any tax assets that the Company may be entitled to have been fully reserved based on management’s current estimates. Management intends to continue maintaining a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The deferred income tax benefit for the three and nine months ended September 30, 2023, and 2022 relates to the reduction in the deferred tax liability associated with the amortization of the intangible assets from the acquisitions of the 2WR Entities and Emerald. The Company records state income taxes paid during the year within the Other income (expense) financial statement line item.
NOTE 16 – SUBSEQUENT EVENTS
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. See also “Forward Looking Statements” on pages 3 - 4 of this Report.
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
Comparison of Results of Operations for the three months ended September 30, 2023 and 2022
During the three months ended September 30, 2023, we generated revenues of $20.9 million compared to revenues of $12.4 million during the three months ended September 30, 2022, an increase of $8.6 million, or 69%. This increase in revenues is the net result of the following changes in individual revenue components:
•Equipment systems revenue decreased $0.8 million due to negative market conditions in the CEA sector and a reduction in capital equipment spending by customers;
•Services revenue was flat, which was the result of a decrease in revenues in our existing business due to negative market conditions in the CEA sector offset by an increase in revenues from the DVO acquisition;
•Construction design-build revenue increased $9.4 million, primarily due to significant organic growth of our construction design-build revenue; and
•Other revenues decreased $0.1 million.
During the three months ended September 30, 2023, cost of revenues was $18.1 million compared to $9.8 million during the three months ended September 30, 2022, an increase of $8.3 million, or 85%. This increase is directly attributable to the overall increase in revenues indicated above and was further impacted by the change in individual revenue components.
Gross profit was $2.9 million (14% of revenues) during the three months ended September 30, 2023, compared to $2.6 million (21% of revenue) during the three months ended September 30, 2022. The overall gross profit as a percentage of revenues decreased primarily due to an increase in lower margin construction design-build revenue.
Operating expenses decreased by $3.5 million, or 37%, to $6.0 million for the three months ended September 30, 2023, compared to $9.5 million for the three months ended September 30, 2022. This overall decrease in operating expenses was the result of the net effects of the following:
•a $0.8 million decrease in general and administrative operating expenses due to the offsetting effects of (i) decreases in salary and personnel related costs, (ii) increased legal expenses and (iii) implementation of an incentive retention plan in 2023 that, at its inception, was expected to result in total expense of $1.3 million in 2023 ($0.5 million in the first quarter, $0.2 million in the second quarter, $0.3 million in the third quarter and $0.3 million in the fourth quarter);
•a $0.6 million increase in stock-based compensation expense, due to the three months ended September 30, 2022 expense including a reduction for unvested stock grants for employees who were no longer employed by the Company; and

•a $3.3 million decrease in a one-time business development expense related to satisfying a lighting issue encountered by a major customer.
Non-operating expense was $0.3 million for the three months ended September 30, 2023, compared to non-operating expense of $1.8 million for the three months ended September 30, 2022, a change of $1.5 million. This change was primarily due to a $1.7 million impairment loss recorded in the three months ended September 30, 2022.
As a result of the above, we incurred a net loss of $3.4 million for the three months ended September 30, 2023, or a net loss per share of $0.29, compared to a net loss of $8.7 million for the three months ended September 30, 2022, or a net loss per share of $0.81.
Comparison of Results of Operations for the nine months ended September 30, 2023 and 2022
During the nine months ended September 30, 2023, we generated revenues of $56.5 million compared to revenues of $49.7 million during the nine months ended September 30, 2022, an increase of $6.8 million, or 14%. This increase in revenues is the net result of the following changes in individual revenue components:
•Equipment systems revenue decreased $20.4 million due to negative market conditions in the CEA sector and a reduction in capital equipment spending by customers;
•Services revenue decreased $0.1 million which was the net result of a decrease in our existing business due to negative market conditions in the CEA sector offset by increased revenues in the commercial sectors resulting from our expanded business development efforts outside of the CEA market;
•Construction design-build revenue increased $27.8 million, due to significant organic growth of our construction design-build revenue in addition to the Emerald acquisition being included in our operating results for nine months in 2023 and only five months in 2022; and
•Other revenues decreased $0.4 million.
During the nine months ended September 30, 2023, cost of revenues was $48.0 million compared to $38.7 million during the nine months ended September 30, 2022, an increase of $9.3 million, or 24%. This increase is directly attributable to the change in individual revenue components driven by a decrease in higher margin equipment systems revenue as well as an increase in lower margin construction design-build revenue.
Gross profit was $8.6 million (15% of revenues) during the nine months ended September 30, 2023, compared to $11.0 million (22% of revenue) during the nine months ended September 30, 2022. The overall gross profit as a percentage of revenues decreased primarily due to an increase in lower margin construction design-build revenue as well as a decrease in higher margin equipment systems revenue. The decrease in services gross profit for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily attributable to better time tracking on service projects due to system upgrades implemented in the first quarter of 2023.
Operating expenses decreased by $0.1 million, or 0%, to $20.6 million for the nine months ended September 30, 2023, compared to $20.7 million for the nine months ended September 30, 2022. This overall decrease in operating expenses was the result of the net effects of the following:
•a $3.2 million increase in general and administrative operating expenses due to (i) increases in salary and personnel related costs attributable to the acquisitions of the DVO and Emerald entities, (ii) increased legal expenses and (iii) implementation of an incentive retention plan in 2023 that, at its inception, was expected to result in total expense of $1.3 million in 2023 ($0.5 million in the first quarter, $0.2 million in the second quarter, $0.3 million in the third quarter and $0.3 million in the fourth quarter); and
•a $3.3 million decrease in in a one-time business development expense related to satisfying a lighting issue encountered by a major customer.
Non-operating expense was $2.1 million for the nine months ended September 30, 2023, compared to non-operating expense of $1.7 million for the nine months ended September 30, 2022, an increase of $0.4 million.
As a result of the above, we incurred a net loss of $14.0 million for the nine months ended September 30, 2023, or a net loss per share of $1.29, compared to a net loss of $11.1 million for the nine months ended September 30, 2022, or a net loss per share of $1.05.

NON-GAAP FINANCIAL MEASURES
The Company uses the supplemental financial measure of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as a measure of our operating performance. Adjusted EBITDA is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and it is not a substitute for other measures prescribed by GAAP such as net income (loss), income (loss) from operations, and cash flows from operating activities. We define Adjusted EBITDA as net income (loss) attributable to urban-gro, Inc., determined in accordance with GAAP, excluding the effects of certain operating and non-operating expenses including, but not limited to, interest expense/income, income taxes/benefit, depreciation of tangible assets, amortization of intangible assets, impairment of investments, foreign exchange gains and losses, debt forgiveness and extinguishment, stock-based compensation expense, and non-recurring legal and acquisition costs, that we do not believe reflect our core operating performance.
Our Board and management team focus on Adjusted EBITDA as a key performance and compensation measure. We believe that Adjusted EBITDA assists us in comparing our operating performance over various reporting periods because it removes from our operating results the impact of items that our management believes do not reflect our core operating performance.
The following table reconciles net income (loss) attributable to the Company to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss (GAAP)	$(3,367,788)	$(8,660,783)	$(13,955,770)	$(11,096,304)
Interest expense	39,928	7,088	158,134	22,270
Interest income	(19,461)	(94,200)	(167,652)	(221,329)
Federal and state income tax (benefit) expense	(48,383)	(73,654)	(167,481)	(258,166)
Depreciation and amortization	372,969	526,750	1,201,201	1,116,585
EBITDA (non-GAAP)	(3,022,735)	(8,294,799)	$(12,931,568)	$(10,436,944)

Non-recurring legal fees	284,641	205,486	769,252	276,246
Contingent consideration - change in fair value	—	—	160,232	—
Contingent consideration - DVO acquisition	78,181	—	204,878	—
One time business development expenses	—	3,299,864	—	3,299,864
Reduction in force costs	31,987	—	334,540	—
One-time employee expenses	—	670,095	—	787,691
Impairment loss	258,492	1,710,358	258,492	1,710,358
Loss on settlement	—	—	1,500,000	—
Retention incentive	300,000		942,000	—
Stock-based compensation	722,647	96,767	1,824,835	1,860,767
Transaction costs	29,141	39,182	91,079	258,111
Adjusted EBITDA (non-GAAP)	$(1,317,646)	$(2,273,047)	$(6,846,260)	$(2,243,907)

BACKLOG
Backlog is a financial measure that generally reflects the dollar value of revenue that the Company expects to realize in the future. Although backlog is not a term recognized under generally accepted accounting principles in the United States (“GAAP”), it is a common measure used by companies operating in our industries. We report backlog for the following revenue categories: (i) Equipment Systems; (ii) Services; and (iii) Construction design-build. We define backlog for Equipment Systems and Services as signed contracts, with Equipment Systems contracts generally requiring receipt of a customer deposit. Construction design-build backlog is comprised of construction projects once the contract is awarded and to the extent we believe funding is probable. Our Construction design-build backlog consists of uncompleted work on contracts in progress and contracts for which we have executed a contract but have not commenced the work. For uncompleted work on contracts in progress, we include (i) executed change orders, (ii) pending change orders for which we expect to receive confirmation in the ordinary course of business, and (iii) claims that we have made against our customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable.
Backlog for each of our revenue categories as of September 30, 2023, and December 31, 2022, is reflected in the following tables:

	September 30, 2023
	CEA	Commercial	Total	Relative Percentage

	(in millions)
Equipment systems	$2	$—	$2	2%
Services	1	4	5	6%
Construction design-build (1)	53	24	77	92%
Total backlog	$56	$28	$84	100%
Relative percentage	67%	33%	100%

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
Historically, the majority of our Equipment Systems and Services backlog has been retired and converted into revenue within two quarters. As of September 30, 2023, we expected approximately 50% of our Construction design-build backlog to be completed in the next 12 months. As of September 30, 2023, and December 31, 2022, one customer accounted for 50% and 46% of total backlog, respectively.
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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2023, we had working capital of $2.8 million, compared to working capital of $10.3 million as of December 31, 2022, a decrease of $7.5 million. This decrease in working capital was primarily due to the net effects of the following:
•an increase in accounts payable, accrued expenses, and contract liabilities of $13.8 million;
•a decrease in cash and prepaid expenses and other assets of $8.1 million;
•an increase of accounts receivable, net and contract receivables of $8.3 million; and
•a decrease in customer deposits, contingent consideration, and promissory note of $6.1 million.
The increase in accounts payable is associated with the increase in costs incurred on construction design-build projects, including costs incurred near the end of the third quarter of 2023. Certain of these contracts were tied to customers where we had previously agreed upon project billing timelines and we were unable to bill for these projects until after September 30, 2023. This resulted in an increase in contract receivables as of September 30, 2023. The decrease in customer deposits and associated decrease in vendor prepayments are tied to the ongoing softness in the CEA sector. We are continually evaluating alternatives to increase our working capital including securing non-dilutive debt financing arrangements.

As of September 30, 2023, we had cash of $4.8 million, which represented a decrease of $7.2 million from December 31, 2022, due to the following changes during the nine months ended September 30, 2023:
•Net cash used in operating activities was $6.5 million. This use of cash is the net effect of the net loss of $14.0 million, offset by non-cash expenses of $3.8 million and cash provided by the net changes in operating assets and liabilities of $3.6 million. See the condensed consolidated statements of cash flows for further details on the non-cash expenses and net changes in operating assets and liabilities;
•Net cash provided by investing activities was $1.9 million, primarily from the sale of our investment in XS Financial offset by the acquisition of property, plant and equipment. We have no material commitments for capital expenditures as of September 30, 2023; and
•Net cash used in financing activities was $2.6 million, primarily due to payments made on the promissory note related to the DVO acquisition.
INFLATION
Inflation has resulted in increased costs for our customers. In addition, the U.S. Government has responded to inflation by raising interest rates, which has increased the cost of capital for our customers. We believe this has resulted in some customers delaying projects, reducing the scope of projects or potentially canceling projects, as well as increased costs of our operations, which has negatively impacted the results of our operations during the three and nine month periods ended September 30, 2023. We maintain strategies to mitigate the impact of higher material, energy and commodity costs, including cost reduction, alternative sourcing strategies, and passing along cost increase to customers, which may offset only a portion of the adverse impact.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 - Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the nine months ended September 30, 2023, there were no material changes made to the Company’s significant accounting policies.

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
Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2023, at reasonable assurance levels.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2023, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As is more fully described in Item 5 - Other Information, below, on August 11, 2023, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Crest Ventures, LLC and Andrew Telsey to settle all claims in the litigation filed in the District Court for Arapahoe County, Colorado, Case No. 2021CV31301. Pursuant to the Settlement Agreement, the Company made a payment of $1,500,000 to Crest Ventures, LLC on September 7, 2023. In connection with this settlement, the Company recorded a loss in the second quarter of 2023 of $1,500,000 in accordance with GAAP related to loss contingencies. The case was dismissed with prejudice by the Court on October 5, 2023.
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
During the three and nine months ended September 30, 2023, there were no purchases by us of our common stock.

Unregistered Shares Issued in Connection with Acquisitions
During the three months ended, September 30, 2023, we issued the following securities as contingent consideration in connection with acquisition agreements that were not registered under the Securities Act:
•55,232 shares at a price per share of $1.39 as payment for contingent consideration associated with the 2WR acquisition.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not Applicable.
ITEM 5. OTHER INFORMATION
As previously disclosed in our annual reports on Form 10-K, the Company was sued on July 29, 2021, by Crest Ventures, LLC (“Crest”) in a breach of contract case in the District Court for Arapahoe County, Colorado, Case No. 2021CV31301. The allegations in the action are based on a claim that Crest is entitled to commission compensation on the February 2021 uplisting of our common stock to the Nasdaq Capital Market (the “Nasdaq”). The Plaintiff claims it is entitled to approximately $4.0 million in commissions, plus interest, legal fees and other damages. The Company joined as a third-party defendant, Andrew Telsey (“Telsey”), for breach of fiduciary duty. The Company also filed counter-claims against Crest and Telsey for declaratory judgment that the finder’s fee agreement was void as a matter of law. The Company contends that Telsey was the Company’s counsel at the time and Telsey claims he was a member of Crest. Initially, the Company had entered into a finder's fee agreement with Crest for a potential merger transaction. Crest and Telsey claim the finder's fee agreement also applies to the introduction to the investment bank that assisted the Company on the uplisting onto the Nasdaq. On Friday, August 11, 2023, the parties entered a settlement agreement (the “Crest Settlement Agreement”) to settle all claims associated with the litigation in exchange for a one-time payment by the Company to Crest of $1,500,000 by September 10, 2023, which was paid on September 7, 2023. Throughout the case development, the parties had not had any productive settlement negotiations; however, as often occurs as the parties near trial, Crest and Telsey made a settlement offer in mid-July that recently evolved into productive negotiations. Our management had concluded that although unlikely, if Crest were to prevail in their claims, there would be adverse ancillary consequences to our business and that it was prudent to settle to avoid such a possibility, especially considering the time, energy and expense that would be associated with pursuing the case through trial. Further, as part of the Crest Settlement Agreement, Crest and Telsey have admitted that the finder’s fee agreement does not, and did not, apply to the introduction to the investment bank that assisted the Company on the uplisting onto the Nasdaq. The Company has not made any admission of liability or wrongdoing. Upon the payment of all of the settlement proceeds, the Court dismissed the case and claims with prejudice on October 5, 2023. A copy of the Crest Settlement Agreement is filed as Exhibit 10.4 to this report and is incorporated herein by reference. This description of the Crest Settlement Agreement does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Crest Settlement Agreement. In connection with this settlement, the Company recorded a loss in the second quarter of 2023 of $1,500,000 in accordance with GAAP related to loss contingencies.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporate of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 21, 2023).

3.2	Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.4 to Form 8-K filed October 30, 2020).

3.3	Amendment No. 1 to Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 12, 2021).

3.4	Amendment No. 2 to Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed June 21, 2023).

10.1	1st Amendment to the Company's 2021 Stock Incentive Plan and original text of the Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 21, 2023).

10.2	Amendment No. 1 to restricted stock unit grant notice (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 14, 2023).

10.3	Amendment No. 1 to form restricted stock unit award agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 14, 2023).

10.4	Settlement Agreement and Mutual Release by and among urban-gro, Inc., Crest Ventures, LLC, and Andrew Telsey (incorporated by reference Exhibit 10.4 to Form 10-Q filed August 14, 2023).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2023.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass
Chairperson of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Akright
Richard A. Akright
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)