Form 10-K
period 2023-12-31
urban-gro, Inc.
filed 2024-03-28
CIK 1706524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-39933
URBAN-GRO, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5158469
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1751 Panorama Point, Unit G, Lafayette, CO	80026	(720) 390-3880
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	UGRO	NASDAQ Capital Market
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2023 was $10,984,218.
As of March 16, 2024, the registrant had 12,271,393 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

2-

Cautionary Information about Forward-Looking Statements

This Annual Report on Form 10-K ("Form 10-K" or this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements related to: future events; challenges we may face; growth strategy; expansion and future operations; the ability to recognize backlog as revenue; financial position; estimated or projected revenues, losses, costs, gross profit, earnings or other financial items; business strategy, prospects, plans and objectives of management; anticipated or pending investigations, legal claims, proceedings or litigation that may involve or affect us; implementation of ESG initiatives; industry-specific trends, events or regulations and the impact of those trends, events and regulations on us or our financial performance; and updates to regulations and the impact of those regulations on us. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as "seek," "anticipate," "plan," "continue," "estimate," "expect," "may," "will," "project," "predict," "potential," "target," "intend," "could," "might," "should," "believe" and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events

Important factors known to us that could cause such material differences are identified in this Report, including the factors described in Part I, Item 1A, "Risk Factors," and other cautionary statements described in this Report on Form 10-K. These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. urban-gro, Inc. is under no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission ("SEC").
PART I
ITEM 1. BUSINESS
Background
urban-gro, Inc. (together with its wholly owned subsidiaries, collectively "urban-gro," "we," "us," or "the Company") was originally formed on March 20, 2014, as a Colorado limited liability company. On March 10, 2017, we converted to a Colorado corporation and exchanged shares of our common stock for every member's interest issued and outstanding on the date of conversion. On October 29, 2020, we reincorporated as a Delaware corporation. On December 31, 2020, we effected a 1-for-6 reverse stock split with respect to our common stock. All information in this Report gives effect to this reverse stock split, including restating prior period reported amounts. On February 12, 2021, we completed an uplisting to the Nasdaq Capital Market ("Nasdaq") under the ticker symbol "UGRO".
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

3-

For our CEA clients in particular, we create high-performance indoor cultivation facilities to grow specialty crops, including cannabis as well as produce such as leafy greens, vegetables, herbs and berries. We also provide design-build solutions for our CEA clients' retail facilities. We help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running. For these CEA clients, our team provides services to meet the most stringent regulatory environments, whether they are energy efficiency goals, Good Agricultural and Collection Practices ("GACP"), or Good Manufacturing Practice ("GMP") and/or European Medicine Agency EU GMP ("EU/GMP") certification.

While we have successfully diversified our target markets across several commercial sectors, the majority of our clients are commercial CEA cultivators. We believe a key differentiation point that clients value is the depth of our employees’ and Company’s experience. As of December 31, 2023, we employed 130 full time employees, approximately two-thirds of which are considered experts in their areas of focus. Our team includes Designers (Architects, Interior Designers, Cultivation Space Planners), Engineers (Mechanical, Electrical, Plumbing, Controls, and Fire Protection), Construction Managers (Project Managers and Supervisors), and horticulturists. As a company, we have worked on over 1000 CEA projects, and believe that the experience of our team and Company provides clients with the confidence that will proactively keep them from making common costly mistakes during the design and build process that would impact operational stages. Our expertise translates into clients saving time, money, and resources through expertise that they can leverage without having to add headcount to their own operations. We provide this experience in addition to offering a platform of the highest quality equipment systems that can be integrated holistically into our clients’ facilities.

Since January 1, 2023, we have announced the following contracts:

•September 26, 2023 - Awarded contract for more than $11.0 million of design-build services with an existing client in the Hospitality & Recreation sector to be recognized over the next six quarters. While this contract has been started as of December 31, 2023, the Company now expects that the contract will take two quarters longer than expected to complete, therefore extending into 2025.

•October 2, 2023 - Secured contracts of nearly $8.0 million across four clients in the CEA sector to be recognized over the next four quarters. While the largest of these contracts, valued at approximately $7 million dollars, did start in the first quarter of 2024, the Company now it will be completed by the first quarter of 2025, one additional quarter more than had been forecast. The Company expects that the other three contracts will be completed in the previously announced timeframe.

•October 4, 2023 - Signed multiple contracts valued at more than $4.5 million to be recognized over the next two quarters. The Company expects that these contracts will be completed in the previously announced timeframe.

•November 30, 2023 - Awarded $9.6 million industrial design-build contract with an existing CPG client to be recognized over the next three quarters. While this contract did not start as anticipated in the fourth quarter of 2023, the value was increased to $11 million dollars with the addition of supplying mechanical equipment systems to the scope, it did kick off in the first quarter of 2024. The Company now expects that the contract will take one additional quarter over the previously announced timeframe to be completed.

•January 2, 2024 - Secures design-build contract valued at approximately $20.0 million of design-build services with an existing vertically integrated United States based multi-state cannabis cultivation and retail dispensary operator to be recognized over the next six quarters. This contract was not started as of December 31, 2023, but kicked off in the first quarter of 2024, and the Company still expects that the contract will be completed in the previously announced timeframe.
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
4-

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
5-

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

6-

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
7-

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
Environment, Social, and Governance
At urban-gro, we recognize the critical role that sustainable and responsible business practices play in shaping a resilient and prosperous future. In 2023, we partnered with an ESG service provider to proactively embark on our corporate ESG journey. While we are not formally aligning with a specific framework, we are using the World Economic Forum (WEF)’s Stakeholder Capitalism Metrics as a guide for our reporting. The WEF has created a framework of ESG metrics and disclosures based on what it refers to as
8-

the four pillars: Planet, People, Prosperity, and Governance. Currently in the final stages of development, our inaugural ESG report will be published on our website and will serve as a reflection of our commitment to transparency and the integration of ESG principles into our core business strategies.

urban-gro’s ESG initiative is led by a Board of Directors subcommittee which was formed in recognition of the increasing importance of sustainable and ethical business practices and responsible governance in the modern business landscape. In partnership with the broader Board of Directors, the ESG committee aims to:

•Strengthen the alignment of our corporate values
•Align stakeholder expectations
•Manage risk
•Ensure compliance
•Support investor relations
•Enhance the brand
•Boost innovation and efficiency
•Boost employee engagement
•Create long-term value
•Adapt to changing markets and trends

To better understand the topics most material to our business and actively engage stakeholders, urban-gro conducted a double materiality assessment to gain ‘inside-out’ and ‘outside-in’ perspectives. We engaged 29 internal and external stakeholders with a web-based materiality survey to gather quantitative and qualitative insights on impacts, risks, and opportunities. Analysis of this data identified 14 sustainability areas that present material impacts and opportunities for our organization. Of those 14, we prioritized the top five to inform our decision-making and reporting goals for the upcoming year. The top five topics are listed below:

•Data and Cybersecurity
•Business Ethics
•Diversity, Inclusion, and Equal Opportunity
•Energy Management
•Recruitment, Development, and Retention

Environment

Focus on environmental material matters, stakeholders emphasized energy and water management alongside clean technology to foster sustainable, efficient, and regulatory compliance in our operational practices. Climate adaptation and transition risk management were classified as essential in the Materiality Assessment in navigating the shift toward a low-carbon economy. As a professional services design-build firm focused on Controlled Environment Agriculture (CEA), our approach to sustainable facility design and construction has a direct impact on environmental well-being. We aim to be a part of the solution to the climate challenge by aligning with CEA industry best practices around water conservation and reuse, reduction of the carbon footprint associated with production and distribution, and increasing the efficiency of harvests. Our team has worked on over 1,000 CEA projects around the
9-

world and combined with our team’s experience with Leadership in Energy and Environmental Design (LEED) and (EU)GMP facility certification, we are successfully reducing waste, water consumption, and carbon consumption across multiple market sectors. As technological advancement continues, we intend to work with our partners to incorporate more earth-friendly practices and solutions in CEA and other commercial sectors. Such concepts include, but are not limited to, active energy management, HVAC efficiency, and innovations in lighting.

By helping to reduce our clients’ footprints, we recognize the importance of measuring and reducing our own carbon footprint as well. While we have not formally begun measuring and reporting on our greenhouse gas (GHG) emissions due to our small size and the early nature of our operations, as we grow and add resources—or if the results of future stakeholder Materiality Assessments emphasize a growing interest in this metric—we will further investigate regular GHG emissions monitoring and reporting.

Social

Data and cybersecurity topped the social material matters, with the criticality of safeguarding data integrity, privacy, and resilience against cyberattacks essential to maintaining stakeholder trust, regulatory compliance, and business continuity. We understand the material effects that cybersecurity has on our business operations and have various measures in place to monitor and safeguard our information technology systems. These tactics include ongoing employee training, maintenance of backup and protective systems, and use of modern endpoint detection and response tools. We operate in a fully cloud-based environment to enhance scalability, flexibility and resilience against damage, disruption, and unauthorized access. In 2023, we documented over 100 hours of company-wide training. Documented policies and requirements cover topics like data security, email, hardware and software compliance, network security, password policy, patch policy, purchasing policy, and technology disposal. A combination of these and other efforts like third-party supported internal and external pen testing, real-time backups, and full adoption of the NIST Cyber Security Framework 2.0 have resulted in a nearly 25-point advantage in urban-gro’s Microsoft Secure Score relative to other similar-sized businesses.

Promoting diversity and employee well-being is likewise crucial to building trust, fostering innovation and resilience, and driving long-term organizational success. In the Materiality Assessment, stakeholders noted how promoting diversity in the workforce enhances morale, productivity, and social cohesion within communities. By fostering an inclusive workplace culture, urban-gro not only meets societal expectations but also contributes to economic equity and social progress. In the spirit of this commitment, the Company introduced a ‘floating holiday’ in 2024 that allows each employee flexibility and choice when it comes to observing holidays. The ‘floating holiday’ aims to empower each of our team members to celebrate meaningful moments in a way that aligns with their values and beliefs. We are also proud supporters of several charities and associations including Teens for Food Justice, an organization that is catalyzing a youth-led movement to end food insecurity through high-capacity, school-based hydroponic farming. Our company and/or employees are also members of industry associations and trade groups like American Hort, Association for Vertical Farming, the American Society of Heating, Refrigeration, and Air-Conditioning (ASHRAE), the Georgia City-County Management Association (GCCMA), the Georgia Chapter of APPA (GAPPA), the Global Cannabis Network Collective (GCNC), the National Cannabis Industry Association (NCIA), and the National Cannabis Roundtable (NCR). At urban-gro, we understand that the workplace reflects the world around us, and we want to ensure that everyone feels valued and respected.

Governance

From a governance perspective, prioritizing ethics, resilient business models, and effective governance was highlighted by stakeholders in the Materiality Assessment to bring integrity, adaptability, and sustained performance amidst evolving market landscapes. Stakeholders recognized how adherence to high ethical standards fosters transparency, accountability, and investor confidence. urban-gro takes a multi-pronged approach to guide a successful governance program and ensure that our stakeholders’ best interests are acted upon. This starts with our strong and diverse Board of Directors comprised of leaders from a variety of fields and backgrounds. The Board Diversity matrix is published annually on our website ir.urban-gro.com and within our proxy materials. Currently, we utilize four Board committees:

10-

•The Audit Committee: Focuses on internal controls, risk management, and multi-discipline oversight enabled by its charter and structure.
•The Compensation Committee: Focuses on compensation principles, policies, and practices for all employees.
•The Nominating and Corporate Governance Committee: Oversees the Company’s corporate governance practices and procedures and recruits, nominates, and makes recommendations to retain Board members.
•The Environmental, Social, Governance Committee: Oversees the Company’s approach to ESG practices and procedures.

In addition to charters for the committees listed above, we have a Code of Business Ethics and Conduct along with documented policies related to Anti-Corruption/Code of Business Ethics, Whistleblower Policy and Hotline, Enterprise Risk Management, Independent Pay Consultant, and Insider Trading. By upholding governance excellence, we aim to mitigate risks and contribute to the stability and integrity of our business environment.
Costs and Effects of Compliance with Environmental Laws
Our current business operations are not subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost.
Growth Strategy
Our employees and the application of their acquired knowledge are our most valuable assets as an organization. Our growth strategy involves leveraging this considerable strength as a basis for growth across three pillars of focus and exploration. These three pillars allow us to continue to provide value to our current and future clients:
•Leverage our sector diversification and in-house capability offerings
•Focus on design-build solution
•Expand our regional client base
Leverage our Sector Diversification and In-House Capability Offerings
Our vision is to be a leading provider for purpose-built turnkey indoor CEA facilities. To that end, we have and continue to seek to diversify our service capabilities to provide value to our clients through acting as a single point of responsibility in our turnkey design-build, approach. While we will continue to expand our services organically, we began this journey through the acquisition of engineering, architecture, and construction management firms over the last 18-month period. This in-house service capability diversification also brought with it a diversified client base that included clients from sectors outside of CEA. We expect to continue to compete successfully in all of these sectors as we believe it helps us attract the best talent, weather the downturns of any one sector, and continue to find growth and future returns for our shareholders.

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
Expand our Regional Client Base

11-

While continuing to focus on building out our solution set and expanding our client base in all sectors, and more specifically establishing our end-to-end solution as the industry standard for CEA indoor cultivation in the U.S. market, we also plan to continue to expand our reach within Europe.

We are focused on securing and providing value to clients in the CEA sector, and continue to develop and iterate on our marketing and outreach plans as the sector comes online slowly. We have thus far signed several engagements with CEA clients in multiple countries and look to continue our growth through this geographic expansion.
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
12-

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
13-

Trademarks
We have received the following trademark registrations:

Trademark	Jurisdiction	Registration Number	Registration Date	Status
URBAN-GRO	United States	4618322	October 07, 2014	Registered
URBAN-GRO	United Kingdom	3266415	January 19, 2018	Registered
URBAN-GRO	European Union	017391806	October 31, 2018	Registered
URBAN-GRO	Canada	1930075	November 13, 2018	Registered
URBAN-GRO	WIPO	1548013	July 08, 2020	Registered
URBAN-GRO	United Kingdom	UK0081548013	July 08, 2020	Registered
URBAN-GRO	Canada (Madrid)	A0098111	July 08, 2020	Registered
URBAN-GRO	European Union (Madrid)	A0098111	July 08, 2020	Registered
URBAN-GRO	United States	97213742	February 7, 2023	Registered
SOLEIL	United States	5209707	May 23, 2017	Registered
SOLEIL	United Kingdom	3266410	March 09, 2018	Registered
SOLEIL	Canada	1083969	October 07, 2020	Registered
SOLEIL	European Union	017391781	September 11, 2018	Registered
SOLEIL	United Kingdom	UK00917391781	September 08, 2018	Registered
OPTI-DURA	United States	5770091	June 04, 2019	Registered
OPTI-DURA	Canada	TMA1070145	January 20, 2020	Registered
GRO-CARE	European Union	1560748	August 24, 2020	Registered
GRO-CARE	European Union	017391806	October 29, 2019	Registered
GRO-CARE	United Kingdom	UK00917391806	October 29, 2018	Registered
GRO-CARE	Canada (Madrid)	A0099548	August 24, 2020	Registered
GRO-CARE	WIPO	A0099548	August 24, 2020	Registered
We have applied for and are awaiting receipt of the following trademark registrations:

Trademark	Jurisdiction	Application Number	Filing Date	Status
URBAN-GRO	United States	88898690	May 03, 2020	Pending
URBAN-GRO	United States	97213778	January 11, 2022	Pending
GRO-CARE	United States	88898692	May 03, 2020	Pending
Patents

Title	Jurisdiction	Application Number	Filing Date	Patent Number and Issue Date	Status
Sensor bus architecture for modular sensor systems	United States	15/626,085	June 17, 2017	10,499,123 (December 3, 2019)	Issued Expire in 2037
Modular sensor architecture for soil and water analysis at various depths from the surface	United States	15/626,079	June 17, 2017	10,405,069 (September 3, 2019)	Issued Expire in 2037
Modular sensor architecture for soil and water analysis at various depths from the surface	United States	16/519,800	July 23, 2019	10,955,402 (March 23, 2021)	Issued Expire in 2037
We rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce. We believe that many elements of our design and
14-

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
Human Capital
As of December 31, 2023, we employed 130 employees, all of which were full-time employees. This is a decrease of 22 employees (14%) from December 31, 2022. Our employees are critical to our continued success. With approximately two-thirds of our employees considered experts, we view our employees and the depth and breadth of their experience and expertise as our competitive advantage. As such, we strive to provide an environment where urban-gro employees can have a fulfilling and productive career. We offer industry-leading employee benefits and programs to ensure the diverse needs of our employees and their families are met, including access to healthcare choices, continued growth opportunities for career development, and resources such as 401(k) plans and counseling to support their financial well-being.

The table below summarizes the change in full-time employee headcount that has occurred by quarter for the years ended December 31, 2023 and 2022:

	2023				2022
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Beginning of period headcount	131	137	165	152	115	121	98	86
Net change in headcount	(1)	(6)	(28)	13	13	(6)	3	12
Emerald acquisition	0	0	0	0	0	0	20	0
DVO acquisition	0	0	0	0	24	0	0	0
Ending of period headcount	130	131	137	165	152	115	121	98
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
15-

Risks Related to Our Operations
We have a relatively limited history of operations, a history of losses, and our future earnings, if any, and cash flows may be volatile, resulting in uncertainty about our prospects generally.
We were initially organized as a limited liability company in the State of Colorado on March 20, 2014. In March 2017, we converted into a corporation and on February 12, 2021, we completed an uplisting to Nasdaq under the ticker symbol "UGRO." The following is a summary of our recent historical operating performance:
•During the year ended December 31, 2023, we generated revenue of $71.5 million and incurred a net loss of $18.7 million.
•During the year ended December 31, 2022, we generated revenue of $67.0 million and incurred a net loss of $15.3 million.
•During the year ended December 31, 2021, we generated revenue of $62.1 million and incurred a net loss of $0.9 million.
•During the year ended December 31, 2020, we generated revenue of $25.8 million and incurred a net loss of $5.1 million.

Our lack of a significant history and the evolving nature of the market in which we operate make it likely that there are risks inherent to our business that are yet to be recognized by us or others, or not fully appreciated, and that could result in us suffering further losses. As a result of the foregoing, an investment in our securities necessarily involves uncertainty about the stability of our operating results, cash flows and, ultimately, our prospects generally.
We had negative cash flow from operations for the fiscal years ended December 31, 2023 and December 31, 2022.
We had negative cash flow from operations of $11.2 million for the fiscal year ended December 31, 2023 and $12.6 for the fiscal year ended December 31, 2022. To the extent that we have negative cash flow from operations in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. We may not be able to generate positive cash flow from our operations and additional capital or other types of financing may not be available when needed or on terms favorable to us.
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
16-

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
We depend on outside manufacturers for the equipment solutions that we sell. While we believe that there are sufficient sources of supply available, if the third-party suppliers were to cease production or otherwise fail to supply us with products in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these equipment type products with alternative suppliers, our ability to sell these solutions would be materially adversely affected. If a sole source supplier was to go out of business, we may be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required products or to do so on appropriate terms could have a materially adverse impact on the business, financial condition, results of operations or prospects of urban-gro.
We have historically depended on a small number of clients for a substantial portion of our revenue. If we fail to retain or expand our client relationships, or if a significant client were to terminate its relationship with us or reduce its purchases, our revenue could decline significantly.
During the year ended December 31, 2023, two clients represented 43% of total revenue. During the year ended December 31, 2022 three clients represented 40% of total revenue. Although we have been able to successfully generate substantial sales to different clients over time, we may not be able to continue to do this in the future. Our operating results for the foreseeable future could continue to depend on substantial sales to a small number of clients. Our clients have no purchase commitments and may cancel, change or delay purchases with little or no notice or penalty. As a result of this, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of any client. Clients who represented a substantial portion of our historical revenue may decide to purchase products and services from other providers in the future, which could cause our revenue to decline materially and negatively impact our financial condition and results of operations. If we are unable to diversify our client base, we will continue to be susceptible to risks associated with client concentration.
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
17-

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
18-

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
19-

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
20-

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
21-

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
22-

Provisions of our certificate of incorporation and bylaws may delay or prevent a take-over that may not be in the best interests of our shareholders.
Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt.
In addition, our certificate of incorporation authorizes the issuance of up to 3,000,000 shares of preferred stock with such rights and preferences determined from time to time by our Board. None of our preferred shares are currently issued or outstanding. Our Board may, without shareholder approval, issue preferred shares with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.
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
However, for as long as we remain an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." December 31, 2023 was our last day as an emerging growth company, and we will no longer be eligible for these exemptions going forward.
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
23-

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
24-

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

In March 2024, the SEC issued final rules on climate change disclosure requirements that will require disclosure of climate-related information by all registrants. To the extent new rules impose additional reporting obligations on us, we could face increased costs. The SEC has also announced that it is scrutinizing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that our existing climate disclosures are misleading or deficient. However, any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change.
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

Further, the conflict has led to increases in the cost of energy and the potential for energy shortages, especially in Europe. The European energy crisis has continued in 2023 amid the Russia and Ukraine war, fueling supply uncertainties and increasing the risk of energy shortages across Europe due to the lack of gas from Russia. This resulted in decisive measures implemented by the European Union to help manage security of supply and establish new sources of gas. Our customers and potential customers experienced a rapid increase in energy costs and our expectation is that the energy cost inflation will continue into 2024.

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
25-

levels. A labor shortage may also impact our ability to attract qualified new personnel. Additionally, the COVID pandemic has changed the way businesses operate with companies allowing employees to work remotely from home or in hybrid work models. We may not be able to attract, hire or retain qualified personnel if competing companies offer a more desirable work model.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risks
We rely on information technology systems and networks to process, transmit, and store electronic information in our operations, including our proprietary business information and that of our customers, suppliers, and employees. We use various information technology systems and networks to manage our operations and maintain effective internal control over financial reporting. We also collect and store sensitive data, including intellectual property, proprietary business information, and personal information of our customers, suppliers, and employees, in our data centers and on our networks. The secure operation of these information technology systems and networks, and the processing and maintenance of this information, are critical to our business operations and strategy.
Despite our security measures, our information technology systems and networks may be subject to damage, disruption, or unauthorized access due to a variety of factors, including cyberattacks by computer hackers, computer viruses, ransomware, phishing, denial-of-service attacks, physical or electronic break-ins, employee error or malfeasance, power outages, natural disasters, or other catastrophic events. Any such damage, disruption, or unauthorized access could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, damage to our reputation, loss of customers, potential harm to our competitive position, and additional costs to remediate the issue.

Cybersecurity Practices
We have implemented various measures to manage our risk of information technology systems and networks damage, disruption, or unauthorized access, including employee training, monitoring of our systems and networks, maintenance of backup and protective systems, and use of modern endpoint detection and response tools which are integrated into urban-gro's risk management systems and processes. We also operate in a fully cloud-based environment, which enhances our scalability, flexibility, and resilience and utilize 3rd parties to perform early internal and external vulnerability assessment and risk identification. We have established extensive backup and recovery procedures to ensure the continuity of our operations in a cyber incident. We also maintain cyber liability insurance coverage as part of our comprehensive risk management program. However, these measures may not be sufficient to prevent, detect, or mitigate the impact of such damage, disruption, or unauthorized access. Moreover, the regulatory environment related to information security, data protection, and privacy is increasingly demanding and complex, and compliance with applicable laws and regulations may result in significant costs or require changes in our business practices that could adversely affect our operations.

Cybersecurity Leadership
Our Board of Directors is actively involved in overseeing our cybersecurity risk management. Our Board of Directors receives quarterly updates on our cybersecurity posture, threats, and incidents from our Senior Vice President of Technology. Our Board of Directors also delegates certain oversight functions to our Audit Committee, which reviews our cybersecurity policies, procedures, controls, and audit results. Our Board of Directors and our Audit Committee regularly assess the adequacy of our cybersecurity risk management framework and the effectiveness of our mitigation strategies.
Our cybersecurity operations are led by our Senior Vice President of Technology, who has over 20 years of experience in the field of cybersecurity. He is responsible for developing and implementing our cybersecurity strategy, policies, standards, and practices. He also oversees our cybersecurity team, which includes a staff member who recently completed his master's degree in cybersecurity. Our cybersecurity team monitors, detects, responds, and reports on cybersecurity threats and incidents, and coordinates with our internal and external stakeholders to ensure the security of our information assets.
urban-gro adheres to the NIST Cybersecurity Framework 2.0, which provides a set of standards, guidelines, and best practices to manage cybersecurity-related risks. We have developed and documented our systems disaster recovery plan, which outlines the roles, responsibilities, and procedures for restoring our critical systems and data in the event of a cyber incident. We have
26-

also crafted over 12 internal policies to help maintain a secure environment, such as our information security policy, our data classification policy, our incident response policy, and our password policy. We regularly conduct phishing simulations, vulnerability scans, penetration tests, and audits to test the effectiveness of our controls and backups, and to identify and remediate any gaps or weaknesses in our cybersecurity posture.
Cybersecurity Incidents
Despite our efforts to prevent and mitigate cybersecurity incidents, we cannot guarantee that we will not experience any breaches, disruptions, or unauthorized access to our information technology systems and networks. We have experienced, and may continue to experience, cybersecurity incidents that could have a material adverse effect on our business, financial condition, results of operations, and prospects. For example, in 2019, we were a victim of a wire fraud scheme, in which a fraudulent party compromised the email account of one of our employees and sent a fraudulent wire transfer request to our bank. We believe the bank did not follow its verification procedures and executed the wire transfer without our authorization. Please see Legal Proceedings section for more information. After this incident, we implemented multi-factor authentication (MFA) across all our systems and email accounts, to prevent unauthorized access and impersonation. We also enhanced our internal controls and training to prevent and detect wire fraud and other cyber risks.
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
ITEM 3. LEGAL PROCEEDINGS

From time to time, we become involved in or are threatened with legal disputes. While most of these disputes are not likely to have a material effect on our business, financial condition, or operations, the following matters are deemed by the Company to be material either due to the costs of litigation or the potential negative impacts to the Company should these matters not be resolved in our favor:
•Great Green Theory – On June 10, 2022, Emerald filed a lien and brought a suit in the Superior Court of Berkshire, Massachusetts to foreclose on the lien against Great Green Theory Land, LLC and Great Green Theory Cultivation, LLC who are the owners of the land and a construction project in Lee, Massachusetts. Emerald is claiming breach of contract and quantum merit against Great Green Theory for failure to pay approximately $1.3 million in payment applications. Great Green Theory has filed counterclaims against Emerald claiming liquidated damages of approximately $1.0 million for alleged unjustifiable delays on the project and alleging construction defects in the project. Emerald has settled two subcontractor suits against Emerald for non-payment to them of which Emerald has not received payment from Great Green Theory.
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
•Crest Ventures, LLC – urban-gro was sued on July 29, 2021, by Crest Ventures, LLC in a breach of contract case in the District Court for Arapahoe County, Colorado. The allegations in the action are based on a claim that Crest Ventures, LLC is entitled to commission compensation on the February 2021 uplisting of our common stock to Nasdaq. urban-gro joined as a third-party defendant, Andrew Telsey, for breach of fiduciary duty and fraud. urban-gro also counter-claimed
27-

Crest Ventures, LLC for fraud and declaratory judgment. Mr. Telsey was urban-gro's counsel at the time and he claims he was also a member of Crest Ventures. urban-gro entered into a finder's fee agreement with Crest Ventures for a potential M&A transaction. Crest Ventures and Mr. Telsey claim the finder's fee agreement also applies to the uplisting onto the Nasdaq. urban-gro denies these claims, believes Crest Ventures and Mr. Telsey are perpetrating fraud, and Mr. Telsey breached his fiduciary duties as legal counsel for urban-gro in the transaction. We believe we have substantial defenses to the claim asserted in this lawsuit and intend to vigorously defend this action. On August 11, 2023, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Crest Ventures, LLC and Andrew Telsey to settle all claims in the litigation filed in the District Court for Arapahoe County, Colorado, Case No. 2021CV31301. Pursuant to the Settlement Agreement, the Company made a payment of $1,500,000 to Crest Ventures, LLC on September 7, 2023. In connection with this settlement, the Company recorded a loss in the second quarter of 2023 of $1,500,000 in accordance with GAAP related to loss contingencies. The case was dismissed with prejudice by the Court on October 5, 2023.
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
28-

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On February 17, 2021, we completed a public offering of 6,210,000 shares of our common stock, inclusive of the underwriters’ full overallotment, at $10.00 per share for total gross offering proceeds of $62,100,000. In connection with the offering, we received approval to list our common stock on Nasdaq Capital Market under the symbol "UGRO." Prior to the offering, shares of our common stock were quoted on the OTC Markets Group, Inc. OTCQX Marketplace under the symbol "UGRO." Although our shares were quoted on the OTCQX Marketplace from October 7, 2019 through February 11, 2021, because trading on the OTCQX Marketplace was infrequent and limited in volume, the prices at which such transactions occurred did not necessarily reflect the price that would have been paid for our common stock in a more liquid market.
The trading price of our common stock has been, and may continue to be, subject to wide price fluctuations in response to various factors, many of which are beyond our control, including those described in Part I, Item 1A, "Risk Factors."
HOLDERS
As of March 16, 2024, we had 89 holders of record of our Common Stock. The number of shareholders of record does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended December 31, 2023, we issued the following securities that were not registered under the Securities Act:
•During the quarter ended, December 31, 2023, the Company issued shares of the Company's common stock to satisfy contingent consideration purchase price liabilities for the Emerald and DVO acquisitions as follows:
◦Emerald - 85,639 shares at an average price per share of $1.31.
◦DVO - 110,486 shares at an average price per share of $1.33.
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

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the year ended December 31, 2023, the Company did not repurchase common stock. The Company’s Board has authorized the Company to repurchase common stock through a variety of methods, including open market repurchases, purchases by
29-

contract (including, without limitation, 10b5-1 and 10b-18 plans), and/or privately negotiated transactions. The amount, timing, or prices of repurchases, may vary based on market conditions and other factors. The program does not have an expiration date and can be modified or terminated by the Board at any time. On May 24, 2021, the Board authorized a stock repurchase program to purchase up to $5.0 million of outstanding shares of the Company’s common stock. On January 18, 2022, the Board authorized a $2.0 million increase to the stock repurchase program, to a total of $7.0 million. On February 2, 2022, the Board authorized an additional $1.5 million increase to the stock repurchase, to a total of $8.5 million. On September 12, 2022, the Board authorized an additional $2.0 million increase to the stock repurchase program, to a total of $10.5 million. In total, the Company has repurchased 1,099,833 shares of common stock at an average price per share of $8.25 for a total of $9.1 million, under this program. As of December 31, 2023, we have $1.4 million remaining under the repurchase program.

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
OVERVIEW AND HISTORY – SEE "ITEM 1. BUSINESS" FOR A FURTHER DESCRIPTION OF OUR HISTORY AND BACKGROUND
urban-gro is an integrated professional services and Design-Build firm. Our business focuses primarily on providing fee-based professional services, Design-Build solutions, as well as the value-added reselling and integration of equipment systems. We derive income from our ability to generate revenue from our clients through the billing of our employees’ time spent on client projects. We offer value-added architectural, engineering, systems procurement and integration, and construction solutions to customers operating in the CEA and Commercial sectors. In the CEA sector, our clients include operators and facilitators in both the cannabis and produce markets in the United States, Canada, and Europe. In the Commercial sector, we work with leading Food and Beverage CPG companies in the United States, and clients in other commercial sectors including light industrial, healthcare, higher education, laboratories, and hospitality. During 2021 and 2022, we made the following acquisitions:
•July 2021 - Three affiliated architecture design companies (the "2WR Entities")
•April 2022 - A construction Design-Build firm ("Emerald")
•October 2022 - An engineering firm ("DVO")
RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended December 31, 2023 and 2022

During the year ended December 31, 2023, we generated revenues of $71.5 million compared to revenues of $67.0 million during the year ended December 31, 2022, an increase of $4.5 million, or 7%. This increase in revenues is the net result of the following changes in individual revenue components:
•Construction design-build revenues increased $26.4 million, primarily due to significant organic growth within this group;
•Services revenue decreased $0.9 million, which was the result of a decrease in revenues in our existing business due to negative market conditions in the CEA sector;
•Equipment systems revenue decreased $20.7 million due to negative market conditions in the CEA sector and a reduction in capital equipment spending by customers; and
•Other revenue decreased $0.3 million.
30-

During the year ended December 31, 2023, cost of revenues was $61.3 million compared to $52.8 million during the year ended December 31, 2022, an increase of $8.4 million, or 16%. This increase is directly attributable to the increase in revenues indicated above.

Gross profit was $10.3 million (14% of revenue) during the year ended December 31, 2023, compared to $14.2 million (21% of revenue) during the year ended December 31, 2022. Gross profit as a percentage of revenues decreased overall due to increases in lower margin construction design-build revenue combined with decreases in higher margin equipment systems and services revenue.

Operating expenses increased by $0.1 million, or 0%, to $27.0 million for the year ended December 31, 2023 compared to $26.8 million for the year ended December 31, 2022. This increase was due to the net effects of the following:
•a $3.8 million increase in general and administrative expenses due to an increase in legal fees defending lawsuits, increases in the average number of personnel and increases in construction design-build revenue which increased business insurance and lease costs;
•a $3.3 million decrease in a one-time business development expense related to satisfying an equipment lighting issue encountered by a major customer; and
•a $0.4 million decrease in share based compensation due to a reduction in the number of employees who received grants in 2023 as compared to 2022.

Non-operating expense was $2.2 million for the year ended December 31, 2023, compared to $3.0 million for the year ended December 31, 2022, a decrease of $0.7 million. This decrease was primarily due to a $1.5 million loss on settlement and a $0.3 million impairment loss in 2023 compared to a $2.7 million impairment loss recorded in 2022.
As a result of the above, we incurred a net loss of $18.7 million for the year ended December 31, 2023, or a net loss per share of $1.66, compared to a net loss of $15.3 million for the year ended December 31, 2022, or a net loss per share of $1.44.
31-

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
The following table reconciles net loss attributable to the Company to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
	2023	2022
Net loss	$(18,681,061)	$(15,277,909)
Interest expense	271,686	54,579
Interest income	(173,895)	(329,012)
Federal and state income tax (provisions)	(215,864)	(322,092)
Federal and state income tax payments	185,910	16,253
Depreciation and amortization	1,636,667	1,483,065
EBITDA	$(16,976,557)	$(14,375,116)

Non-recurring legal fees	1,249,133	352,173
One-time employee expenses	—	819,089
Contingent consideration - change in fair value	160,232	436,905
Contingent consideration - DVO acquisition	278,559	—
Reduction in force costs	346,725	—
One time business development expenses	–	3,299,864
Impairment loss	258,492	2,660,934
Loss on settlement	1,500,000	–
Retention incentive	1,242,000	–
Stock-based compensation	2,199,046	2,571,785
Transaction costs	30,197	347,317
Adjusted EBITDA (non-GAAP)	$(9,712,173)	$(3,887,049)

32-

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

Backlog for each of our revenue categories as of December 31, 2023 and December 31, 2022 is reflected in the following tables:

	December 31, 2023
	CEA	Commercial	Total	Relative Percentage
	(in millions)
Equipment systems	$1	$—	$1	1%
Services	$3	$4	$7	6%
Construction design-build	$73	$29	$102	93%
Total backlog	$77	$33	$110	100%
Relative percentage	70%	30%	100%

Note: Percentages may not add up due to rounding.

	December 31, 2022
	CEA	Commercial	Total	Relative Percentage
	(in millions)
Equipment systems	$5	$—	$5	6%
Services	$4	$2	$6	6%
Construction design-build (1)	$67	$15	$82	88%
Total backlog	$76	$17	$93	100%
Relative percentage	82%	18%	100%

Note: Percentages may not add up due to rounding.
(1) Construction design-build revenue and backlog relate to the operations of Emerald, which was acquired by the Company on April 29, 2022.

Historically, the majority of our Equipment Systems and Services backlog has been retired and converted into revenue within two quarters. At December 31, 2023, we expected approximately 57% of our Construction Design-Build backlog to be completed in the next 12 months. At December 31, 2023, three customers were each in excess of 10% of total backlog and in total they accounted for 74% of total backlog. At December 31, 2022, three customers were in excess of 10% of total backlog and in total they accounted for 81% of our total backlog.

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
33-

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2023, we had negative working capital of $1.2 million, compared to positive working capital of $10.3 million as of December 31, 2022, a decrease of $11.5 million. This decrease in working capital was primarily due to a decrease in cash of $10.9 million (which is further detailed below) and the net effects of reductions in customer deposits of $2.0 million and prepaid expenses and other current assets of $1.4 million. The reductions in customer deposits and prepaid expenses and other current assets corresponds to a reduction in customer orders for equipment systems which is reflected in the reduction in equipment systems backlog from December 31, 2022 to December 31, 2023 outlined in Backlog above. Due to the acquisition of Emerald in 2022, the Company includes in working capital contract receivables and liabilities related to construction projects. These construction working capital balances are described in further detail in our consolidated financial statements, including the accompanying notes.
As of December 31, 2023, we had cash of $1.1 million, which represented a decrease of $10.9 million from $12.0 million as of December 31, 2022. Changes in cash during 2023 and 2022 are discussed below.
On December 13, 2023, UG Construction, Inc, ("UG Construction"), a wholly owned subsidiary of the Company, entered into an interest only asset based revolving loan agreement ("the Line of Credit") with Gemini Finance Corp. ("Lender") pursuant to which Lender extended to UG Construction the Line of Credit in an amount not to exceed $10.0 million to be used to assist UG Construction and the Company with cash management. Lender will consider requests under the Line of Credit, which Lender may accept or reject in its discretion, until September 12, 2024 ("the Initial Term"), subject to an automatic extension for an additional nine-,month term until May 12, 2025. provided that UG Construction is in compliance with all the terms of the applicable loan documents and Lender has not sent a written notice of non-renewal at least 60 days prior to expiration of the Initial Term. The Line of Credit contains standard events of default and representations and warranties by UG Construction and the Lender and the Company has entered into a Continuing Guaranty pursuant to which the Company will guarantee repayment of the loans associated with the Line of Credit (the “Guaranty Agreement”). Loans made under the Line of Credit earns interest at a monthly rate of one and seventy-five hundredths percent (1.75%). As of December 31, 2023, we had borrowed $2.5 million under the Line of Credit.
Operating Activities:
Net cash used in operating activities was $11.2 million during the year ended December 31, 2023. This use of cash was the net effect of the net loss of $18.7 million, offset by non-cash expenses of $4.8 million, and a reduction in net operating assets and liabilities of $2.7 million. The $2.7 million reduction in net operating assets and liabilities was due to the net effects of a $23.4 million increase in accounts payable, contract liabilities and accrued expenses, a $2.2 million decrease in prepayments and other assets, offset by an $19.2 million increase in accounts receivable and a decrease in contract assets, customer deposits, operating lease liability, and contingent consideration of $3.6 million.
Net cash used in operating activities was $12.6 million during the year ended December 31, 2022. This use of cash was the net effect of the net loss of $15.3 million, offset by non-cash expenses of $6.9 million, and a decrease in net operating assets and liabilities of $4.2 million. The $4.2 million decrease in net operating assets and liabilities was primarily due to the net effects of a $2.5 million increase in accounts receivable, a $10.8 million increase in customer deposits, offset by a $1.1 million increase in accounts payable and accrued expenses, and an $8.4 million increase in prepayments and other assets.
Investing Activities:
Net cash provided by investing activities was $1.7 million for the year ended December 31, 2023, primarily from the sale of our investment in XS Financial for $2.3 million offset by the acquisition of property, plant and equipment of $0.6 million. We had no material commitments for capital expenditures as of December 31, 2023.
Net cash used in investing activities was $4.5 million for the year ended December 31, 2022. This use of cash was due to $3.9 million from the acquisition of the DVO Entities and $0.6 million for the purchase of fixed assets.
Financing Activities:
Net cash used by financing activities was $1.4 million for the year ended December 31, 2023. Cash used from financing activities during the year ended December 31, 2023 primarily relates to cash provided by our line of credit and other financing agreements of $3.0 million offset by $3.8 million of payments made on the promissory note related to the DVO acquisition and $0.7 million of payments made for the contingent consideration and finance lease.
34-

Net cash used by financing activities was $5.5 million for the year ended December 31, 2022. This decrease in cash primarily relates to $4.4 million used in the repurchase of common stock and $1.0 million paid for acquisition related contingent consideration.
Material Cash Requirements:
Our material cash requirements include payments on the promissory note associated with the DVO acquisition and operating lease payments. These obligations are described in detail in our consolidated financial statements, including the accompanying notes.
INFLATION

Inflation has resulted in increased costs for our customers. In addition, the U.S. Government has responded to inflation by raising interest rates, which has increased the cost of capital for our customers. We believe this has resulted in some customers delaying projects, reducing the scope of projects or potentially canceling projects, as well as increased costs of our operations, which has negatively impacted the results of our operations during the year ended December 31, 2023. We maintain strategies to mitigate the impact of higher material, energy and commodity costs, including cost reduction, alternative sourcing strategies, and passing along cost increase to customers, which may offset only a portion of the adverse impact. We believe the current inflationary environment has negatively impacted our customers which has led to delays in our customers starting projects, which in turn has delayed our customers from signing contracts with us.
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

35-

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
Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2023, at reasonable assurance levels.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2023, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
36-

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
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
37-

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
38-

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
39-

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 28, 2021), by and between 2WR Entities, urban-gro, Inc. and urban-gro Architect Holdings, LLC.

3.4	Amendment No. 1 to Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 12, 2021).

4.1	Description of urban-gro, Inc.’s Common Stock.

10.1	Employment Agreement by and between urban-gro, Inc. and Jason T. Archer, dated January 12, 2023.

10.2	Form of Secured Promissory Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 18, 2023).

10.3	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 18, 2023).

10.4	Form of Continuing Guaranty (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 18, 2023).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BF Borgers CPA PC.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	urban-gro, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Denotes a management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.
40-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

URBAN-GRO, INC.

Date: March 27, 2024	By:	/s/ Bradley Nattrass
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

Signature	Title	Date

/s/ Bradley Nattrass	Chairperson of the Board of Directors and Chief Executive Officer	March 27, 2024
Bradley Nattrass	(Principal Executive Officer)

/s/ Richard A. Akright	Chief Financial Officer	March 27, 2024
Richard A. Akright	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Lewis O. Wilks	Director	March 27, 2024
Lewis O. Wilks

/s/ David Hsu	Director	March 27, 2024
David Hsu

/s/ Sonia Lo	Director	March 27, 2024
Sonia Lo

/s/ Anita Britt	Director	March 27, 2024
Anita Britt

/s/ James Lowe	Director	March 27, 2024
James Lowe
41-

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of urban-gro, Inc. and subsidiaries
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of urban-gro, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
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
Lakewood, CO
March 27, 2024

urban-gro, Inc.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash	$1,112,504	$12,008,003
Accounts receivable, net	26,991,739	15,380,292
Contract receivables	10,071,951	3,004,282
Prepaid expenses and other current assets	2,775,682	4,164,960
Total current assets	40,951,876	34,557,537
Non-current assets:
Property and equipment, net	1,419,393	1,307,146
Operating lease right of use assets, net	2,041,217	2,618,825
Investments	—	2,559,307
Goodwill	15,572,050	15,572,050
Intangible assets, net	4,394,507	5,450,687
Total non-current assets	23,427,167	27,508,015
Total assets	$64,379,043	$62,065,552
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,411,243	$9,960,364
Contract liabilities	8,063,325	1,294,452
Accrued expenses	4,071,231	3,196,961
Customer deposits	603,046	2,571,161
Contingent consideration	49,830	2,799,287
Notes payable	3,204,840	3,832,682
Operating lease liabilities	707,141	600,816
Total current liabilities	42,110,656	24,255,723
Non-current liabilities:
Operating lease liabilities	1,380,362	2,044,782
Deferred tax liability	817,419	1,033,283
Total non-current liabilities	2,197,781	3,078,065

Total liabilities	44,308,437	27,333,788
Commitments and contingencies (note 11)

Shareholders’ equity:
Preferred stock, $0.10 par value; 3,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2023, and 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2022	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,522,669 issued and 12,072,836 outstanding as of December 31, 2023, and 100,000,000 shares authorized; 12,220,593 shares issued and 10,770,760 outstanding as of December 31, 2022	13,523	12,221
Additional paid-in capital	88,901,583	84,882,982
Treasury shares, cost basis: 1,449,833 shares as of December 31, 2023 and 1,449,833 as of December 31, 2022	(12,045,542)	(12,045,542)
Accumulated deficit	(56,798,958)	(38,117,897)
Total shareholders’ equity	20,070,606	34,731,764
Total liabilities and shareholders’ equity	$64,379,043	$62,065,552
The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2023	2022
Revenues:
Equipment systems	$12,675,645	$33,333,574
Services	11,923,920	12,862,308
Construction design-build	46,254,967	19,822,901
Other	688,241	1,011,151
Total revenues and other income	71,542,773	67,029,934
Cost of revenues:
Equipment systems	11,085,306	27,963,258
Services	7,222,968	6,225,634
Construction design-build	42,442,858	17,905,172
Other	500,079	730,151
Total cost of revenues	61,251,211	52,824,215
Gross profit	10,291,562	14,205,719

Operating expenses:
General and administrative	23,713,773	19,911,276
Stock-based compensation	2,199,046	2,571,785
Intangible asset amortization	1,056,180	1,059,779
Business development	—	3,299,864
Total operating expenses	26,968,999	26,842,704
Loss from operations	(16,677,437)	(12,636,985)

Non-operating income (expenses):
Interest expense	(271,686)	(54,579)
Interest income	173,895	329,012
Contingent consideration	(160,232)	(436,905)
Write-down of investment	(258,492)	(2,660,933)
Loss on settlement	(1,500,000)	—
Other income (expense)	(202,973)	(139,611)
Total non-operating income (expenses)	(2,219,488)	(2,963,016)
Loss before income taxes	(18,896,925)	(15,600,001)

Income tax benefit	215,864	322,092
Net loss	$(18,681,061)	$(15,277,909)

Comprehensive loss	$(18,681,061)	$(15,277,909)

Loss per share – basic and diluted	$(1.66)	$(1.44)
Weighted average shares – basic and diluted	11,264,414	10,610,841
The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2021	11,588,110	$11,588	$78,679,220	$(22,839,988)	$(7,683,490)	$48,167,330
Stock-based compensation	—	—	2,571,785	—	—	2,571,785
Common stock repurchased	—	—	—	—	(4,362,052)	(4,362,052)
Stock issuance related to acquisition	555,390	555	3,603,258	—	—	3,603,813
Stock issued in conversion of warrants	34,863	35	(35)	—	—	–
Stock grant program vesting	37,675	38	(38)	—	—	–
Stock options exercised	4,555	5	28,792	—	—	28,797
Net loss	—	—	—	(15,277,909)	—	(15,277,909)
Balance, December 31, 2022	12,220,593	$12,221	$84,882,982	$(38,117,897)	$(12,045,542)	$34,731,764
Stock-based compensation			2,199,046	—		2,199,046
Stock issued for contingent consideration	897,581	897	1,819,960	—	—	1,820,857
Stock grant program vesting	404,495	405	(405)	—	—	—
Net loss	—	—	—	(18,681,061)	—	(18,681,061)
Balance, December 31, 2023	13,522,669	$13,523	$88,901,583	$(56,798,958)	$(12,045,542)	$20,070,606

The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,681,061)	$(15,277,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,636,667	1,483,065
Deferred income tax benefit	(215,864)	(322,092)
Stock-based compensation expense	2,199,046	2,571,785
Impairment of investment	258,492	2,660,933
Change in fair value of contingent consideration	160,232	436,905
Other, net	735,760	54,858
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable and contract receivables	(19,245,685)	(2,517,745)
Prepaid expenses and other assets and property and equipment	2,161,898	8,397,707
Accounts payable, contract liabilities, and accrued expenses	23,374,027	1,087,807
Change in contingent consideration from indemnification	(917,699)	—
Operating lease liability	(690,404)	(413,770)
Customer deposits	(1,968,115)	(10,774,290)
Net cash used in operating activities	(11,192,706)	(12,612,746)

Cash flows from investing activities:
Sale of investments	2,326,472	–
Purchases of property and equipment	(615,170)	(580,347)
Business combinations, net of cash acquired	—	(3,871,452)
Net cash provided by (used in) investing activities	1,711,302	(4,451,799)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	28,796
Repurchase of common stock	—	(4,362,052)
Additions to notes payable	3,018,400	—
Repayment of finance lease ROU liability	(176,572)	(146,000)
Payments to settle contingent consideration	(479,362)	(1,040,386)
Repayments of notes payable	(3,776,561)	–
Net cash used in financing activities	(1,414,095)	(5,519,642)

Net change in cash	(10,895,499)	(22,584,187)
Cash at beginning of period	12,008,003	34,592,190
Cash at end of period	$1,112,504	$12,008,003
The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$142,388	$28,147
Net cash paid for income taxes	$185,910	$16,253

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for acquisitions	$—	$3,603,813
Operating lease right of use assets and liabilities extension	$—	$1,929,121
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

Acquisitions

DVO

Effective October 31, 2022, the Company entered into an agreement with Dawson Van Orden, Inc. ("Seller" or "DVO") and DVO's shareholders (the "DVO Shareholders") to acquire substantially all of the operating assets and liabilities of DVO, a Texas-based engineering firm with significant experience in indoor CEA. The purchase price of $6.1 million, after working capital adjustments, was comprised of (i) $1.2 million in cash, (ii) a $3.8 million Seller's promissory note, and (iii) $1.1 million of the Company's common stock. The Seller's promissory note was initially to be paid out over four quarters beginning in January 2023. In the third quarter of 2023, a portion of that quarter’s note payment was extended to the first quarter of 2024. The Seller’s promissory note balances as of December 31, 2023, and December 31, 2022, were $575,240 and $3,832,682, respectively. The purchase price excludes up to $1.1 million of contingent consideration earnout that may become payable to the sellers dependent on the continued employment of the DVO Shareholders. The contingent consideration earnout is payable, at the Company’s discretion, in cash or shares of the Company’s common stock with the value of such shares being determined based upon the volume-weighted average price ("VWAP") of the Company’s common stock in the ten trading days prior to the end of the applicable quarter for which the quarterly gross profit is calculated.

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

Emerald/UG Construction, Inc.

Effective April 29, 2022, the Company acquired all of the issued and outstanding capital stock of Emerald Construction Management, Inc. ("Emerald") from its shareholders (the "Emerald Sellers"). The purchase price of $7.7 million, after working capital adjustments, was comprised of (i) $3.4 million in cash, (ii) $2.5 million of the Company’s common stock, and (iii) $1.8 million of estimated contingent consideration earnout payable to the Emerald Sellers over the term of the earnout. The total contingent earnout payable to the Emerald Sellers is $2.0 million. Effective January 1, 2023, the terms of the contingent consideration earnout provisions were amended providing for the entire contingent consideration of up to $2.0 million to be earned based solely on the continued employment of the Emerald Sellers for a two year period following the closing of the Emerald acquisition. This resulted in the Company recording additional contingent consideration expense of $160,232 in the first quarter of 2023. Per the amendment, the remaining contingent consideration earnout is payable quarterly, at the Company’s discretion, in cash or in shares of the Company’s common stock with the value of such shares being determined based upon the VWAP of the Company’s common stock in the ten trading days prior to the end of the applicable quarter.Effective November 21, 2023, Emerald changed its name to UG Construction, Inc.

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

	For the Years Ended December 31,
	2023	2022
Revenues:
Equipment systems	12,675,645	33,333,574
Services	11,923,920	12,862,308
Construction design-build	46,254,967	31,504,349
Other	688,241	1,011,151
Total revenues and other income	71,542,773	78,711,382

Net loss	$(18,681,061)	$(13,268,226)

Acquired goodwill from Emerald represents the value expected to arise from organic growth and an opportunity to expand into a well-established market for the Company.

Per the Emerald Acquisition Agreement and Plan of Merger (the “Emerald Acquisition Agreement”), when the Company acquired all of the issued and outstanding capital stock of Emerald, the Emerald Sellers indemnified the Company for any material liabilities, losses, and actions or inaction which took place prior to the acquisition and that were not disclosed as part of the transaction. To that end, a pre-acquisition Emerald project incurred a substantial loss that was not disclosed in the Emerald Acquisition Agreement. The majority shareholder of Emerald has agreed to indemnify the Company for the loss, which is currently estimated to be $2.4 million (the “Indemnified Loss”). In the second quarter of 2023, the Company offset $1.0 million of the Indemnified Loss against the total remaining contingent consideration and certain other liabilities owed to the majority shareholder of Emerald thereby resulting in a net amount due from the majority shareholder of Emerald to $1.4 million. Further, the Company has agreed to satisfy up to $1.2 million of the Indemnified Loss in the event a certain Emerald project is above a 7% profit margin, on a dollar for dollar basis.

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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation and Business Combinations

These consolidated financial statements include the accounts of urban-gro, Inc. and its wholly owned subsidiaries. They are presented in United States dollars and have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC for condensed financial reporting.The condensed consolidated financial statements are audited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows for the periods presented.

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
The carrying amount of our cash, accounts receivable, accounts payable, promissory note, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments as of December 31, 2023 and 2022. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments as of December 31, 2023 and 2022.
There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2023 and 2022.
Cash
The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits. The Company has Insured Cash Sweep programs in place with its financial institutions to ensure that these excess funds are also federally-insured. There are no restricted or compensating cash balances as of December 31, 2023.

Accounts Receivable, Net

Trade Accounts Receivable

Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. As of December 31, 2023 and 2022, the balance of allowance for doubtful accounts was $306,496 and $103,653, respectively. The allowance for doubtful accounts is calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Occasionally, the Company will write off bad-debt directly to the bad-debt expense account when the balance is determined to be uncollectible. Bad-debt expense for the years ended December 31, 2023 and 2022 was $566,569 and $110,000, respectively.

Non-trade Accounts Receivable

Non-trade accounts receivable consist of amounts due to the Company outside of our normal operating business. As of December 31, 2023 and 2022, the Company had a total of $3,134,452 and $2,914,112 of non-trade accounts receivable, respectively. Non trade accounts receivable as of December 31, 2023 were comprised of the remaining Indemnified Loss receivable from the majority shareholder of Emerald further detailed in Note 1 – Organization, Acquisitions, and Liquidity and miscellaneous non-trade accounts receivable of $498,043. As of December 31, 2022, non-trade accounts receivables was comprised of miscellaneous non-trade accounts receivables totaling $514,112, and non-trade accounts receivable related to litigation involving fraudulent wire transactions of $2,400,000. On March 27, 2023, the Company entered into an agreement to settle this litigation and received a cash payment of $2,400,000 on March 27, 2023. In connection with the settlement the Company recorded an impairment in the fourth quarter of 2022 of $950,576.

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
Property, Plant, and Equipment, net

Property and equipment is stated at cost less accumulated depreciation and impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. No impairment charges were recorded for the years ended December 31, 2023 and 2022.

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
Cost of Revenues
The Company’s policy is to recognize cost of revenues in the same manner as, and in conjunction with, revenue recognition. The Company’s cost of revenues includes the costs directly attributable to revenue recognized and includes expenses related to the purchasing of products and providing services, costs related to construction design-build contracts, fees for third-party commissions, and shipping costs. Total shipping costs included in the cost of revenues for the years ended December 31, 2023 and 2022 were $256,345 and $893,517, respectively.
Advertising Costs
The Company expenses advertising costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expense incurred for the years ended December 31, 2023 and 2022 was $516,522 and $504,738, respectively.
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
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect this ASU to have an impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires greater disaggregation of information in the effective tax rate reconciliation, income taxes paid disaggregated by jurisdiction, and certain other amendments related to income tax disclosures. This guidance will be effective for fiscal years beginning after December 15, 2024. The Company will be evaluating the impact of this ASU on its consolidated financial statements.

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
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the years ended December 31, 2023 and 2022:

	For the year ended December 31, 2023
	CEA	Commercial	Total	Relative Percentage
Equipment systems	$12,675,645	$—	$12,675,645	18%
Services	3,820,338	8,103,582	11,923,920	17%
Construction design-build	4,391,087	41,863,880	46,254,967	65%
Other	688,241	—	688,241	1%
Total revenues and other income	$21,575,311	$49,967,462	$71,542,773	100%
Relative percentage	30%	70%	100%

Note: Percentages may not calculate due to rounding.

	For the year ended December 31, 2022
	CEA	Commercial	Total	Relative Percentage
Equipment systems	$33,333,574	$—	$33,333,574	50%
Services	8,016,433	4,845,875	12,862,308	19%
Construction design-build	1,664,538	18,158,363	19,822,901	30%
Other	1,011,151	—	1,011,151	2%
Total revenues and other income	$44,025,696	$23,004,238	$67,029,934	100%
Relative percentage	66%	34%	100%

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	As of December 31,
	2023	2022
Contract assets:
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$9,364,915	$2,874,141
Retainage included in contract assets due to being conditional on something other than solely passage of time	707,036	130,141
Total contract assets	$10,071,951	$3,004,282

	As of December 31,
	2023	2022
Contract liabilities:
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability)	$8,009,018	$1,294,452
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	54,307	—
Total contract liabilities	$8,063,325	$1,294,452

Trade accounts receivable, net of allowance for doubtful accounts, balances from contracts with customers within the accompanying balance sheets as of December 31, 2023, and 2022, were $23,857,287 and $12,466,180, respectively.

For equipment systems contracts, the Company’s predominant policy is to collect deposits from customers at the beginning of the contract and the balance of the contract payment prior to shipping. The Company does, in some cases, collect deposits or retainers as down payments on service contracts. Consumable products orders may be paid for in advance of shipment or for recurring customers with credit, payment terms of 30 days or less may be extended by the Company. Customer payments that have been collected prior to the performance obligation being recognized are recorded as customer deposit liabilities on the balance sheet. When the performance obligation is satisfied and all the criteria for revenue recognition are met, revenue is recognized. In certain situations when the customer has paid the deposit and services have been performed but the customer chooses not to proceed with the contract, the Company is entitled to keep the deposit and recognize revenue. Of the outstanding customer deposit balance of $2,571,161 at December 31, 2022, $2,569,321 was recognized as revenue in the year ended December 31, 2023. Of the customer deposit balance of $13,345,451 at December 31, 2021, $13,186,579 was recognized as revenue in the year ended December 31, 2022.
NOTE 4 – RELATED PARTY TRANSACTIONS
A director of the Company is an owner of Cloud 9 Support, LLC (“Cloud 9”) and Potco LLC (“Potco”). Cloud 9 purchases materials from the Company for use with its customers and Potco purchases equipment from the Company for use in its cultivation facility. Another director of the Company is working on a vertical farming innovation model with a group of CEA experts (“the CEA Consortium”). The CEA Consortium contracts services from the Company related to their business model. The table below presents the revenues for these related party entities for the twelve months ended December 31, 2023, and 2022:

	Twelve Months Ended December 31,
	2023	2022
Revenues - Cloud 9	$462	$13,383
Revenues - Potco	987,268	12,480
Revenues - CEA Consortium	$245,000	$—
Total revenues from related party transactions	$1,232,730	$25,863
The table below presents the accounts receivable from these related party entities as of December 31, 2023, and December 31, 2022:

	December 31, 2023	December 31, 2022
Accounts receivable - Cloud 9	$—	$3,920
Accounts receivable - Potco	163,088	20,174
Accounts receivable - CEA Consortium	$245,000	$—
Total accounts receivable due from related party transactions	$408,088	$24,094

NOTE 5 – PREPAYMENTS & OTHER ASSETS
Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	As of December 31,
	2023	2022
Vendor prepayments	$1,124,118	$2,459,389
Prepaid services and fees	1,379,949	1,346,430
Inventories	228,858	320,372
Other assets	42,757	38,769
Total prepaid expenses and other assets	$2,775,682	$4,164,960
NOTE 6 - PROPERTY PLANT & EQUIPMENT, NET

Property Plant and Equipment balances are summarized as follows:

	As of December 31,
	2023	2022
Computers and technology equipment	$294,322	$232,405
Furniture and fixtures	325,485	234,389
Leasehold improvements	228,760	306,719
Vehicles	432,823	456,797
Software	1,087,569	685,580
Other equipment	145,951	58,525
Accumulated depreciation	(1,095,517)	(667,269)
Total property plant and equipment, net	$1,419,393	$1,307,146
Depreciation expense for the years ended December 31, 2023 and 2022 totaled $580,487 and $423,286, respectively.
NOTE 7 – INVESTMENTS
The components of investments are summarized as follows:

	XS Financial	Edyza	Total
Balances, as of December 31, 2022	$2,559,307	$—	$2,559,307
Impairment	(258,492)	—	(258,492)
Paid in kind interest	25,657	–	25,657
Sale of investment	(2,326,472)	$—	(2,326,472)
Balances, as of December 31, 2023	$—	$—	$—
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

NOTE 8 – GOODWILL & INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill in conjunction with acquisitions it has completed. The goodwill balances as of December 31, 2023 and 2022 were $15,572,050 and $15,572,050. Goodwill is not amortized. The Company did not record any impairment charges related to goodwill for the years ended December 31, 2023 and 2022.
Intangible Assets Other Than Goodwill

Intangible assets as of December 31, 2023 and 2022 consisted of the following:

	As of December 31, 2023
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$4,212,100	$(1,004,749)	$3,207,351
Trademarks and trade names	1,778,000	(663,417)	1,114,583
Backlog and other	768,113	(723,831)	44,282
Total finite-lived intangible assets:	6,758,213	(2,391,997)	4,366,216
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Total indefinite-lived intangible assets	28,291	—	28,291
Total intangible assets, net	$6,786,504	$(2,391,997)	$4,394,507

	As of December 31, 2022
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$4,212,100	$(401,997)	$3,810,103
Trademarks and trade names	1,778,000	(307,817)	1,470,183
Backlog and other	768,113	(626,003)	142,110
Total finite-lived intangible assets:	6,758,213	(1,335,817)	5,422,396
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Total indefinite-lived intangible assets	28,291	—	28,291
Total intangible assets, net	$6,786,504	$(1,335,817)	$5,450,687

Amortization expense for intangible assets subject to amortization for the years ended December 31, 2023 and 2022 was $1,056,180 and $1,059,779, respectively. The estimated future amortization expense for intangible assets subject to amortization at December 31, 2023, is summarized below:

For the years ending December 31,	Estimated Future Amortization Expense
2024	$969,633
2025	959,788
2026	918,205
2027	693,555
2028	554,540
Thereafter	270,495
Total estimated future amortization expense	$4,366,216
NOTE 9 – ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	As of December 31,
	2023	2022
Accrued operating expenses	$834,144	$515,858
Accrued wages and related expenses	1,428,364	639,614
Accrued 401(k)	66,642	262,599
Accrued interest expense	26,000	—
Accrued sales tax payable	1,716,081	1,778,890
Total accrued expenses	$4,071,231	$3,196,961
Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2017 through 2023.
NOTE 10 – PROMISSORY NOTE AND DEBT
The table below shows outstanding promissory note and debt amounts as of December 31, 2023 and 2022.

	As of December 31,
	2023	2022
Line of credit	$2,500,000	$—
DVO note	575,240	3,832,682
Other financing agreements	129,600	–
Total	$3,204,840	$3,832,682
Less current maturities	(3,204,840)	(3,832,682)
Long Term	—	–
On December 13, 2023, UG Construction, Inc. d/b/a Emerald Construction Management, Inc. (“UG Construction”), a wholly owned subsidiary of the Company, entered into an interest only asset based revolving Loan Agreement (the “Line of Credit”) with Gemini Finance Corp. (“Lender”) pursuant to which Lender extended to UG Construction a secured line of credit in an amount not to exceed $10,000,000, to be used to assist UG Construction and the Company with cash management. Lender will consider requests for advances under the Line of Credit, which Lender may accept or reject in its discretion, until September 12, 2024 (the “Initial Term”), subject to an automatic extension for an additional nine-month term until May 12, 2025, provided that UG Construction is in compliance with all the terms of the applicable loan documents and Lender has not sent a written notice of non-renewal at least 60 days prior to expiration of the Initial Term. The Line of Credit contains standard events of default and representations and warranties by UG Construction and the Lender and the Company have entered into a Continuing Guaranty pursuant to which the Company will guarantee repayment of the loans associated with the Line of Credit (the “Guaranty Agreement”).
Loans made under the Line of Credit shall be evidenced by a Secured Promissory Note - Revolving issued by UG Construction to the Lender (the “Promissory Note”), and each draw on the Promissory Note shall be due and payable on or before 180 days after such draw is funded to UG Construction; provided that, such draw is also subject to a mandatory pre-payment upon UG Construction’s receipt of payment for any invoice previously submitted and approved for financing by Lender. Lender will receive a security interest in UG Construction’s Collateral (as defined in the “Security Agreement” entered into as part of the Line of Credit). The Promissory Note earns interest at a monthly rate of one and seventy-five hundredths percent (1.75%).
In connection with entering in the Line of Credit, the Company has agreed to issue to Bancroft Capital, LLC (the “Placement Agent”) cash and warrant compensation in two separate tranches, the first being earned upon closing of the Line of Credit and the remainder of which will be due if and when UG Construction draws more than $4,500,000 from the Line of Credit. Both instances are detailed as follows:
    1.    At closing of the Line of Credit, the Placement Agent earned a cash fee of $200,000. In addition to the cash fee, the Company will issue to the Placement Agent or its designees, $200,000 worth of warrants (the “Placement Agent’s Warrants”) to purchase the Company’s common stock at a price per share equal to 110% of the daily volume weighted average closing price of the Company’s common stock on the Nasdaq exchange for a period consisting of ten (10) consecutive trading days ending on and inclusive of the trading day of the Closing. The Placement Agent’s Warrants will be exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing six (6) months from the date of issuance. The Placement Agent’s Warrants will provide for registration rights (including a one-time demand registration right and unlimited piggyback rights), cashless exercise and customary anti-dilution provisions (for stock dividends and splits) and anti-dilution protection (adjustment in the number and price of such warrants and the shares underlying such warrants) resulting from corporate events (which would include dividends, reorganizations, mergers, etc.).
    2.    If and when Emerald draws more than $4,500,000 from the Line of Credit, the Placement Agent will earn an additional cash fee of $200,000, and an additional $200,000 worth of Placement Agent’s Warrants to purchase the Company’s common stock at a price per share equal to 110% of the daily volume weighted average closing price of the Company’s common stock on the Nasdaq exchange for a period consisting of ten (10) consecutive trading days ending on and inclusive of the trading day of the date that the draws exceeding $4,500,000 were to take place.
As part of the Asset Purchase Agreement of DVO, a non-negotiable promissory note in the aggregate principal amount of $3,806,250, payable to DVO was issued effective November 1, 2022 (the "DVO Promissory Note"). The principal amount, together with the simple interest accrued on the unpaid principal amount outstanding was to be paid by the Company on a quarterly basis for the first four consecutive quarters, with the first payment paid in January 2023, and the remaining three payments due ten days following the end of each subsequent fiscal quarter thereafter until the earlier of the end of the fourth full fiscal quarter following the closing date December 31, 2023 or the payment in full of all amounts due. In the third quarter of 2023, a portion of that quarter’s note payment was extended to the first quarter of 2024. The DVO Promissory Note may be prepaid in whole or in part at any time without premium or penalty; provided, that each payment shall be accompanied by payment of all unpaid costs, fees and expenses, if any, which are due plus all accrued and unpaid interest due as of the date of such prepayment.
The outstanding principal balance under the DVO Promissory Note shall bear simple interest at a variable rate per annum equal to the rate of interest most recently published by JP Morgan Chase & Co. as the "prime rate" (the "Prime Rate"). Initially, interest will accrue at the Prime Rate as of the date of the DVO Promissory Note. The interest rate will be adjusted on a quarterly basis as of the first day of each full fiscal quarter following the first full fiscal quarter after the closing date to the then current Prime Rate. In connection with the extension of the DVO Promissory Note payment to the first quarter of 2024, the interest rate was revised to a fixed rate of 10%, with principal and interest to be paid on a weekly basis.
The other financing agreements relate to short-term financing of the Company's insurance policies and are at an average interest rate of 13.6%.

NOTE 11 – OPERATING LEASE LIABILITIES AND COMMITMENTS AND CONTINGENCIES
The Company has seven operating office lease liabilities and one finance office lease liability with an imputed annual interest rate of 8%. Five of the leases were assigned to the Company in connection with the acquisitions of 2WR, Emerald, and DVO. The remaining lease terms range from less than a year to 5 years, as of December 31, 2023.
The following is a summary of operating lease liabilities:

	As of December 31,
	2023	2022
Operating lease liabilities related to right of use assets	$2,087,503	$2,645,598
Less current portion	(707,141)	(600,816)
Long term	$1,380,362	$2,044,782
The following is a schedule showing total future minimum lease payments:

For the years ending December 31,	Minimum Lease Payments
2024	$754,076
2025	573,133
2026	404,751
2027	346,812
2028	253,415
Thereafter	82,488
Total minimum lease payments	$2,414,675
Less: Amount representing interest	$(327,172)
Net lease obligations	$2,087,503
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
NOTE 12 – RISKS AND UNCERTAINTIES
Concentration Risk

The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Customers exceeding 10% of revenue

	For the Years Ended December 31,
Company Customer Number	2023	2022
C000001462	*	10%
C000001140	*	13%
C000002463	15%	*
C000002187	28%	17%

*Amounts less than 10%

Customers exceeding 10% of accounts receivable

	As of December 31,
Company Customer Number	2023	2022
C000002151	*	10%
C000002187	57%	24%

*Amounts less than 10%

The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:

Vendors exceeding 10% of purchases

	For the Years Ended December 31,
Company Vendor Number	2023	2022
V000001029	*	13%
V000002275	11%	*

*Amounts less than 10%

Vendors exceeding 10% of accounts payable:

	As of December 31,
Company Vendor Number	2023	2022
V000002275	13%	*
V000001910	*	11%

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
NOTE 13 – STOCK-BASED COMPENSATION
Stock-based compensation expense for the years ended December 31, 2023 and 2022 was $2,199,046 and $2,571,785, respectively based on the vesting schedule of the stock grants and options. During the year ended December 31, 2023, 510,720 shares vested and were issued to employees and directors. During the year ended December 31, 2022, 62,172 shares vested and were issued to employees and directors. No cash flow effects are anticipated for stock grants.
The Company has adopted the 2021 Omnibus Stock Incentive Plan, as amended (the “Omnibus Incentive Plan”), which provides for the issuance of incentive stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company to reward and attract employees and compensate the Company’s Board of Directors (the “Board”) and vendors when applicable. The Omnibus Incentive Plan is administered by the Company's Board. Grants of RSUs under the Omnibus Incentive Plan are valued at no less than the market price of the stock on the date of grant. The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the options, risk-free interest rate and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when estimating the value of stock options with the Black-Scholes option pricing model as the assumptions used are moderately judgmental. Stock grants and stock options are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. Stock grants and stock options typically require a 1 to 3 year period of continued employment or service performance before the stock grant of RSUs or stock option vests.
    The following schedule shows grants of RSU activity for the years ended December 31, 2023 and 2022:

Number of Shares
Grants unissued as of December 31, 2021	153,673
Grants awarded	542,584
Forfeiture/cancelled	(139,226)
Grants vested	(62,172)
Grants unissued as of December 31, 2022	494,859
Grants awarded	633,269
Forfeiture/Cancelled	(23,139)
Grants vested	(510,720)
Grants unissued as of December 31, 2023	594,269
The following table summarizes grants of RSU vesting periods:

Number of Shares	Unrecognized Stock Compensation Expense	As of December 31,
436,210	$890,461	2024
158,059	182,418	2025
594,269	$1,072,879
The following schedules show stock option activity for the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2021	641,337	7.55	$6.27
Issued	76,246	9.00	$10.48
Exercised	(4,555)	0.00	$6.00
Forfeited	(43,640)	6.25	$6.04
Stock options outstanding at December 31, 2022	669,388	7.85	$6.77
Stock options exercisable at December 31, 2022	618,651	6.74	$6.30

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2022	669,388	7.85	$6.77
Issued	0	0.00	$—
Exercised	0	0.00	$—
Forfeited	(7,105)	0.00	$9.39
Stock options outstanding at December 31, 2023	662,283	7.85	$6.77
Stock options exercisable at December 31, 2023	655,538	7.85	$6.30

The following table summarizes stock option vesting periods under the Incentive Plans:

Number of Shares	Unrecognized Stock Compensation Expense	As of December 31,
6,745	$29,372	2024
6,745	$29,372
The aggregate intrinsic value of the stock options outstanding and exercisable at December 31, 2023 is $0.
NOTE 14 – STOCKHOLDERS’ EQUITY
On February 17, 2021, we completed an offering of 6,210,000 shares of our common stock, inclusive of the underwriters full over allotment, at $10.00 per share for total gross offering proceeds of $62,100,000. In connection with this offering, we received approval to list our common stock on the Nasdaq Capital Market under the symbol "UGRO."

On May 24, 2021, we announced that the Board authorized a stock repurchase program to purchase up to $5.0 million of the currently outstanding shares of the Company’s common stock, over a period of 12 months through open market purchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On January 18, 2022, the Board authorized a $2.0 million increase to the stock repurchase program, to a total of $7.0 million. On February 2, 2022, the Board authorized an additional $1.5 million increase to the stock repurchase, to a total of $8.5 million. On September 12, 2022, the Board authorized an additional $2 million increase to the stock repurchase, for a total of $10.5 million. During the twelve months ended December 31, 2023 the Company did not repurchase shares of common stock. During the twelve months ended December 31, 2022, the Company repurchased 594,918 shares of common stock at an average price per share of $7.33, for a total price of $4.4 million. In total, the Company has repurchased 1,099,833 shares of common stock at an average price per share of $8.25 for a total of $9.1 million, under this program. As of December 31, 2023, we have $1.4 million remaining under the repurchase program.

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

The Company has experienced cumulative losses for both book and tax purposes since inception. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and any tax assets that that the Company may be entitled to have been fully reserved based on management’s current estimates. Management intends to continue maintaining a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The deferred income tax benefit for the year ended December 31, 2023 relates to the reduction in the deferred tax liability associated with the amortization of the intangible assets from the acquisitions of the DVO, Emerald and 2WR Entities.

As of December 31, 2023, the Company had approximately $35,479,242 of operating loss carryforwards for United States tax purposes, expiring as follows:
•$2,182,354 expiring in 2037
•$33,296,888 with no expiration

As of December 31, 2022, the Company had approximately $19,346,059 of operating loss carryforwards for United States tax purposes, expiring as follows:
• $2,182,354 expiring in 2037

• $17,163,705 with no expiration

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
NOTE 16 – BUSINESS DEVELOPMENT
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
NOTE 17 – WARRANTS
The following table shows warrant activity for the years ended December 31, 2023 and 2022:

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2021	374,088	$11.26
Exercised	(18,196)	$6.00
Terminated – cashless exercise	(44,393)	$6.00
Expired	0	$—
Warrants outstanding as of December 31, 2022	311,499	$12.32
Warrants exercisable as of December 31, 2022	311,499	$12.32

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2022	311,499	$12.32
Exercised	0	$—
Terminated	0	$—
Issued for line of credit	175,531	$1.25
Expired loan extension	(1,000)	$6.00
Warrants outstanding as of December 31, 2023	486,030	$8.33
Warrants exercisable as of December 31, 2023	486,030	$8.33
The fair value of the warrants is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date, the contractual term of the options, the risk-free interest rate at the date of grant and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when estimating the value of warrants with the Black-Scholes option pricing model as the assumptions used are moderately judgmental.
The weighted-average life of the warrants is 4.04 years. The aggregate intrinsic value of the warrants outstanding and exercisable at December 31, 2023 is $0.

NOTE 18 – SUBSEQUENT EVENTS
None.