Form 10-K/A
period 2023-12-31
urban-gro, Inc.
filed 2024-04-25
CIK 1706524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
As of April 22, 2024, the registrant had 12,318,761 shares of Common Stock outstanding.
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend urban-gro, Inc.’s (together with its wholly owned subsidiaries, the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2024 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to correct the previously filed Exhibit Index, which inadvertently did not incorporate by reference previously-filed exhibits or include a reference to the date, and the filing with which, such exhibits were previously filed and to file additional exhibits, which were inadvertently omitted from the Exhibit Index.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new currently dated certifications required pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.
Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing. This Amendment No. 1 speaks only as of the Original Filing Date, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

2-

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.
(a)    Exhibits
The exhibit index attached hereto is incorporated herein by reference.
(b)    Financial Statement Schedules
All schedules have been omitted as not applicable or not required under the rules of Regulation S-X.
EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Acquisition Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to Form 8-K filed March 14, 2022)

2.2	First Amendment to Acquisition Agreement and Plan of Merger (incorporated by reference to Exhibit 2.2 to Form 8-K filed May 2, 2022)

3.1	Certificate of Incorporation of urban-gro, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed October 30, 2020)

3.2	Certificate of Amendment to Certificate of Incorporation of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 5, 2021).

3.3	Amended and Restated Certificate of Incorporation of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 21, 2023).

3.4	Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.4 to Form 8-K filed October 30, 2020).

3.5	Amendment No. 1 to Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 12, 2021).

3.6	Amendment No. 2 to Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed June 21, 2023).

4.1	Description of urban-gro, Inc.’s Common Stock.

10.1#	Employment Agreement by and between urban-gro, Inc. and Jason T. Archer, dated January 12, 2023.

10.2	Line of Credit Agreement, dated as of December 12, 2023, between UG Construction and Lender (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2023).

10.3	Promissory Note, dated December 12, 2023, with UG Construction as the maker and issued to Lender (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 18, 2023).

10.4	Promissory Note, dated October 18, 2018, between urban-gro, Inc. and Cloud9 Support Inc. (incorporated by reference to Exhibit 10.12 to Form 10-K filed on May 18, 2020).

10.5	Amendment to Promissory Note, dated May 20, 2019, between urban-gro, Inc. and Cloud9 Support Inc. (incorporated by reference to Exhibit 10.13 to Form 10-K filed on May 18, 2020).

10.6	Promissory Note, dated February 21, 2020, between urban-gro, Inc. and Cloud9 Support Inc. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on May 18, 2020).

3-

Exhibit No.	Exhibit Description

10.7	Form of Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 25, 2020).

10.8	Form of Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 25, 2020).

10.9	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 25, 2020).

10.10	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2020).

10.11	Security Agreement, dated as of December 12, 2023, between UG Construction and Lender (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 18, 2023).

10.12	Form of Continuing Guaranty (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 18, 2023).

10.13	Subordination Agreement, dated February 25, 2020, between urban-gro, Inc. and Cloud9 Support Inc. (incorporated by reference to Exhibit 10.14 to Form 10-K filed on May 18, 2020).

10.14
First Amendment to Loan Agreement, dated as of September 4, 2020, by and among urban-gro, Inc., urban-gro Canada Technologies Inc., Impact Engineering, Inc. and Bridging Finance Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2020).

10.15	Agreement, dated as of September 18, 2020, by and between urban-gro, Inc. and George (Bob) Pullar (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2020).

10.16	Business Lease between JW Properties, LLC and Registrant dated July 22, 2015 (incorporated by reference to Exhibit 10.4 to Form S-1 Registration Statement filed on May 15, 2018).

10.17	Commercial Lease Agreement between Bravo Lighting, LLC and Registration dated September 1, 2017 (incorporated by reference to Exhibit 10.5 to Form S-1 Registration Statement filed on May 15, 2018).

10.18#	Employment Agreement, dated as of July 1, 2020, by and between urban-gro, Inc. and Bradley Nattrass (incorporated by reference to Exhibit 10.18 to Form S-1 filed on November 16, 2020).

10.19#	Employment Agreement, dated as of July 1, 2020, by and between urban-gro, Inc. and Richard Akright (incorporated by reference to Exhibit 10.19 to Form S-1 filed on November 16, 2020).

10.20#	urban-gro, Inc. 2019 Equity Incentive Plan (incorporated by reference to Form S-8 filed on August 27, 2019)

10.21#	urban-gro, Inc. 2021 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 21, 2023).

10.22#	Amendment No. 1 to restricted stock unit grant notice (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 14, 2023).

10.23#	Amendment No. 1 to form restricted stock unit award agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 14, 2023).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Form 10-K filed March 27, 2024).

23.1	Consent of BF Borgers CPA PC (incorporated by reference to Exhibit 23.1 to the Form 10-K filed March 27, 2024).
4-

Exhibit No.	Exhibit Description

24.1	Power of Attorney (included on signature page to Form 10-K filed March 27, 2024)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Form 10-K filed March 27, 2024).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Form 10-K filed March 27, 2024).

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Form 10-K filed March 27, 2024).

97.1*	urban-gro, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*     Submitted electronically herewith.
**    This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or                                         otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
#    Denotes a management contract or compensatory plan or arrangement.
5-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

URBAN-GRO, INC.

Date: April 25, 2024	By:	/s/ Bradley Nattrass
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

Signature	Title	Date

/s/ Bradley Nattrass	Chairperson of the Board of Directors and Chief Executive Officer	April 25, 2024
Bradley Nattrass	(Principal Executive Officer)

/s/ Richard A. Akright	Chief Financial Officer	April 25, 2024
Richard A. Akright	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Lewis O. Wilks	Director	April 25, 2024
Lewis O. Wilks

/s/ David Hsu	Director	April 25, 2024
David Hsu

/s/ Sonia Lo	Director	April 25, 2024
Sonia Lo

/s/ Anita Britt	Director	April 25, 2024
Anita Britt

/s/ James Lowe	Director	April 25, 2024
James Lowe
6-