Form 10-Q
period 2024-03-31
urban-gro, Inc.
filed 2024-04-30
CIK 1706524

Fbacklog

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s only class of common stock outstanding as of April 16, 2024 was 12,318,761 shares.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to future events, challenges we may face, business strategy, future performance, future operations, backlog, financial position, estimated or projected revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “intend,” “could,” “should,” “believe,” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to:
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

These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
URBAN-GRO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$692,680	$1,112,504
Accounts receivable, net	18,754,870	26,991,739
Contract receivables	10,174,845	10,071,951
Prepaid expenses and other assets	3,606,595	2,775,682
Total current assets	33,228,990	40,951,876
Non-current assets:
Property and equipment, net	1,255,557	1,419,393
Operating lease right of use assets, net	1,918,532	2,041,217
Goodwill	15,572,050	15,572,050
Intangible assets, net	4,155,175	4,394,507
Total non-current assets	22,901,314	23,427,167
Total assets	$56,130,304	$64,379,043
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,987,061	$25,411,243
Contract liabilities	3,093,242	8,063,325
Accrued expenses	3,632,874	4,071,231
Customer deposits	555,676	603,046
Contingent consideration	49,830	49,830
Notes payable	2,490,486	3,204,840
Operating lease liabilities	673,920	707,141
Total current liabilities	35,483,089	42,110,656
Non-current liabilities:
Operating lease liabilities	1,292,500	1,380,362
Deferred tax liability	769,036	817,419
Total non-current liabilities	2,061,536	2,197,781
Total liabilities	37,544,625	44,308,437
Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.10 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,768,594 issued and 12,318,761 outstanding as of March 31, 2024, and 13,522,669 issued and 12,072,836 outstanding as of December 31, 2023	13,769	13,523
Additional paid-in capital	89,557,913	88,901,583
Treasury shares, cost basis: 1,449,833 shares as of March 31, 2024 and as of December 31, 2023	(12,045,542)	(12,045,542)
Accumulated deficit	(58,940,461)	(56,798,958)
Total stockholders’ equity	18,585,679	20,070,606
Total liabilities and stockholders’ equity	$56,130,304	$64,379,043
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Equipment systems	$2,508,287	$2,911,823
Services	3,133,793	3,470,653
Construction design-build	9,825,457	10,205,952
Other	75,141	176,957
Total revenues and other income	15,542,678	16,765,385
Cost of revenues:
Equipment systems	2,172,383	2,477,505
Services	1,508,449	1,997,423
Construction design-build	8,692,432	9,315,993
Other	53,399	132,616
Total cost of revenues	12,426,663	13,923,537
Gross profit	3,116,015	2,841,848

Operating expenses:
General and administrative	4,283,878	7,098,858
Stock-based compensation	656,576	479,641
Intangible asset amortization	239,333	310,020
Total operating expenses	5,179,787	7,888,519
Loss from operations	(2,063,772)	(5,046,671)

Non-operating income (expense):
Interest expense	(99,306)	(73,216)
Interest income	81	73,131
Contingent consideration	—	(160,232)
Other income (expense)	(26,889)	(2,793)
Total non-operating income (expense)	(126,114)	(163,110)
Loss before income taxes	(2,189,886)	(5,209,781)

Income tax benefit	48,383	65,132
Net loss	$(2,141,503)	$(5,144,649)

Comprehensive loss	$(2,141,503)	$(5,144,649)

Net loss per share - basic and diluted	$(0.18)	$(0.48)
Weighted average shares - basic and diluted	12,075,619	10,772,705
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	13,522,669	$13,523	$88,901,583	$(56,798,958)	$(12,045,542)	$20,070,606
Stock-based compensation	—	—	656,576	—	—	656,576
Stock grant program vesting	245,925	246	(246)	—	—	—
Net loss	—	—	—	(2,141,503)	—	(2,141,503)
Balance, March 31, 2024	13,768,594	$13,769	$89,557,913	$(58,940,461)	$(12,045,542)	$18,585,679

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	12,220,593	$12,221	$84,882,982	$(38,117,897)	$(12,045,542)	$34,731,764
Stock-based compensation	—	—	479,641	—	—	479,641
Stock grant program vesting	103,572	103	(103)	—	—	—
Stock issued for contingent consideration	64,224	64	191,855	—	—	191,919
Net loss	—	—	—	(5,144,649)	—	(5,144,649)
Balance, March 31, 2023	12,388,389	$12,388	$85,554,375	$(43,262,546)	$(12,045,542)	$30,258,675
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,141,503)	$(5,144,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	434,595	404,069
Deferred income tax benefit	(48,383)	(65,132)
Stock-based compensation expense	656,576	479,641
Change in fair value of contingent consideration	—	160,232
Other, net	137,973	327,189
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable and contract receivables	8,083,975	(6,827,927)
Prepaid expenses and other assets and property and equipment	(746,995)	(334,525)
Accounts payable, contract liabilities, and accrued expenses	(5,841,001)	7,118,280
Operating lease liability	(158,644)	(174,592)
Customer deposits	(47,370)	(215,552)
Net cash provided by (used in) operating activities	329,223	(4,272,966)

Cash flows from investing activities:
Refunds/(Purchases) of property and equipment	8,487	(133,833)
Net cash provided by (used in) investing activities	8,487	(133,833)

Cash flows from financing activities:
Additions to notes payable	3,024,223	—
Repayment of notes payable	(3,738,577)	—
Repayment of finance lease ROU liability	(43,180)	(43,410)
Payments to settle contingent consideration	—	(230,309)
Net cash used in financing activities	(757,534)	(273,719)

Net change in cash	(419,824)	(4,680,518)
Cash at beginning of period	1,112,504	12,008,003
Cash at end of period	$692,680	$7,327,485

Supplemental cash flow information:
Cash paid for interest	$120,170	$6,475
Net cash paid for income taxes	$22,975	$23,487

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use assets and liabilities extension	$—	$101,264
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
Acquisitions
DVO
Effective October 31, 2022, the Company entered into an agreement with Dawson Van Orden, Inc. ("Seller" or "DVO") and DVO's shareholders (the "DVO Shareholders") to acquire substantially all of the operating assets and liabilities of DVO, a Texas based engineering firm with significant experience in indoor CEA. The purchase price of $6.1 million, after working capital adjustments, was comprised of (i) $1.2 million in cash, (ii) a $3.8 million Seller's promissory note, and (iii) $1.1 million of the Company's common stock. The Seller's promissory note was initially to be paid out over four fiscal quarters beginning in January 2023. In the third fiscal quarter ended September 30, 2023, a portion of that quarter’s note payment was extended to the first fiscal quarter ended March 31, 2024. The Seller’s promissory note balances as of March 31, 2024, and December 31, 2023, were $0.2 million and $0.6 million, respectively. The purchase price excludes up to $1.1 million of contingent consideration earnout that may become payable to the Seller dependent on the continued employment of the DVO Shareholders. The contingent consideration earnout is payable at the Company’s discretion, in cash or shares of the Company’s common stock with the value of such shares being determined based upon the volume-weighted average price ("VWAP") of the Company’s common stock in the ten trading days prior to the end of the applicable quarter for which the quarterly gross profit is calculated.
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

Emerald/UG Construction

Effective April 29, 2022, the Company acquired all of the issued and outstanding capital stock of Emerald Construction Management, Inc. (“Emerald”) from its shareholders (the “Emerald Sellers”). The purchase price of $7.7 million, after working capital adjustments, was comprised of (i) $3.4 million in cash, (ii) $2.5 million of the Company’s common stock, and (iii) $1.8 million of estimated contingent consideration earnout payable to the Emerald Sellers over the term of the earnout. The total contingent earnout payable to the Emerald Sellers is $2.0 million. Effective January 1, 2023, the terms of the contingent consideration earnout provisions were amended providing for the entire contingent consideration of up to $2.0 million to be earned based solely on the continued employment of the Emerald Sellers for a two year period. This resulted in the Company recording additional contingent consideration expense of $160,232 in the first quarter ended March 31, 2023. Per the amendment, the remaining contingent consideration earnout is payable quarterly, at the Company’s discretion, in cash or in shares of the Company’s common stock with the value of such shares being determined based upon the volume-weighted average price ("VWAP") of the Company’s common stock in the ten trading days prior to the end of the applicable quarter. Effective November 21, 2023, Emerald changed its name to UG Construction, Inc. (“UG Construction”).

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
Per the Emerald Acquisition Agreement and Plan of Merger (the “Emerald Acquisition Agreement”), when the Company acquired all of the issued and outstanding capital stock of Emerald, the Emerald Sellers indemnified the Company for any material liabilities, losses, and actions or inaction which took place prior to the acquisition and that were not disclosed as part of the transaction. To that end, a pre-acquisition Emerald project incurred a substantial loss that was not disclosed in the Emerald Acquisition Agreement. The majority shareholder of Emerald has agreed to indemnify the Company for the loss, which is currently estimated to be $2.3 million (the “Indemnified Loss”). In the second fiscal quarter ended June 30, 2023, the Company offset $1.0 million of the Indemnified Loss against the total remaining contingent consideration and certain other liabilities owed to the majority shareholder of Emerald thereby resulting in a net amount due from the majority shareholder of Emerald to $1.3 million. Further, the Company has agreed to satisfy up to $1.2 million of the Indemnified Loss in the event a certain Emerald project is above a 7% profit margin, on a dollar for dollar basis.
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Condensed Consolidated Financial Statements
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for condensed financial reporting. The condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there were no material changes made to the Company’s significant accounting policies.
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
Contract Assets and Liabilities
The timing between when the Company invoices for its construction design-build customers can create a contract asset or contract liability. Refer to Note 3 - Revenue from Contracts with Customers for further discussion of the Company's contract assets and liabilities.
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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024
	CEA	Commercial	Total	Relative Percentage
Equipment systems	$2,508,287	$—	$2,508,287	16%
Services	867,907	2,265,886	3,133,793	20%
Construction design-build	957,623	8,867,834	9,825,457	63%
Other	75,141	—	75,141	—%
Total revenues and other income	$4,408,958	$11,133,720	$15,542,678	100%
Relative percentage	28%	72%	100%

	For the three months ended March 31, 2023
	CEA	Commercial	Total	Relative Percentage
Equipment systems	$2,911,823	$—	$2,911,823	17%
Services	1,577,026	1,893,627	3,470,653	21%
Construction design-build	383,524	9,822,428	10,205,952	61%
Other	176,957	—	176,957	1%
Total revenues and other income	$5,049,330	$11,716,055	$16,765,385	100%
Relative percentage	30%	70%	100%

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

The transaction price for service contracts and construction design-build contracts is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. When there are multiple performance obligations under the same service contract, the Company allocates the transaction price to each performance obligation based on the standalone selling price. In general, payment terms are fixed at the time of the contract and are not subject to discounts, incentives, payment bonuses, credits, or penalties, unless negotiated in an amendment.

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

The timing of when the Company bills customers on long-term construction design-build contracts is generally dependent upon agreed-upon contractual terms, which may include milestone billings based on the completion of certain phases of the work, or when services are provided. When as a result of contingencies, billings cannot occur until after the related revenue has been recognized, the result is unbilled revenue, which is included in contract assets. Additionally, when the Company may receives advances or deposits from customers before revenue is recognized; the result is deferred revenue, which is included in contract liabilities. Retainage subject to conditions other than the passage of time are included in contract assets and contract liabilities.

Contract assets represent revenues recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts. Contract liabilities represent the Company’s obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which contract receivables are outstanding.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2024	December 31, 2023
Contract assets:
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$9,452,074	$9,364,915
Retainage included in contract assets due to being conditional on something other than solely passage of time	722,771	707,036
Total contract assets	$10,174,845	$10,071,951

	March 31, 2024	December 31, 2023
Contract liabilities:
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability)	$3,020,140	$8,009,018
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	73,102	54,307
Total contract liabilities	$3,093,242	$8,063,325

Trade accounts receivable, net of allowance for doubtful accounts, balances from contracts with customers within the accompanying condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023, were $15,575,996 and $23,857,287, respectively.

Non-trade accounts receivable as of March 31, 2024, and December 31, 2023, were $3,178,874 and $3,134,452, respectively. Non-trade accounts receivables as of March 31, 2024,were comprised of the remaining Indemnified Loss receivable from the majority shareholder of Emerald further detailed in Note 1 – Organization, Acquisitions, and Liquidity and miscellaneous non-trade accounts receivable of 542,466. Non-trade accounts receivable as of December 31, 2023, were comprised of the indemnification loss receivable, and miscellaneous non-trade accounts receivable totaling $498,043.

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
NOTE 4 – RELATED PARTY TRANSACTIONS

A director of the Company is an owner of Cloud 9 Support, LLC (“Cloud 9”) and Potco LLC (“Potco”). Cloud 9 purchases materials from the Company for use with its customers and Potco purchases equipment from the Company for use in its cultivation facility. Another director of the Company is working on a vertical farming innovation model with a group of CEA experts (“the CEA Consortium”). The CEA Consortium contracts services from the Company related to their business model. The table below presents the revenues for these related party entities for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Revenue - Cloud 9	$—	$—
Revenue - Potco	—	479,897
Revenue - CEA Consortium	$—	$—
Total revenues from related party transactions	$—	$479,897

The table below presents the accounts receivable from these related party entities as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Accounts receivable - Cloud 9	$—	$—
Accounts receivable - Potco	163,088	163,088
Accounts receivable - CEA Consortium	$245,000	$245,000
Total accounts receivable due from related party transactions	$408,088	$408,088

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders, prepaid services and fees, inventories, and other assets. These amounts are summarized as follows:

	March 31, 2024	December 31, 2023
Vendor prepayments	$1,873,443	$1,124,118
Prepaid services and fees	1,461,345	1,379,949
Inventories	236,814	228,858
Other assets	34,993	42,757
Total Prepaid expenses and other assets	$3,606,595	$2,775,682
NOTE 6 – PROPERTY AND EQUIPMENT, NET
Property and equipment balances are summarized as follows:

	March 31, 2024	December 31, 2023
Computers and technology equipment	$297,592	$294,322
Furniture and fixtures	325,485	325,485
Leasehold improvements	228,760	228,760
Vehicles	432,823	432,823
Software	1,075,813	1,087,569
Other equipment	145,950	145,951
Accumulated depreciation	(1,250,866)	(1,095,517)
Total Property and equipment, net	$1,255,557	$1,419,393
Depreciation expense for the three months ended March 31, 2024, and 2023 totaled $195,262 and $94,049, respectively.
NOTE 7 – INVESTMENTS
As of March 31, 2024 and December 31, 2023 the Company did not have any investments.
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
NOTE 8 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has recorded goodwill in conjunction with the acquisitions it has completed. The goodwill balances as of March 31, 2024 and December 31, 2023 were $15,572,050 and $15,572,050, respectively. Goodwill is not amortized. The Company did not record any impairment charges related to goodwill for the three months ended March 31, 2024 and 2023.

Intangible Assets Other Than Goodwill
Intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$4,212,100	$(1,155,181)	$3,056,919
Trademarks and trade names	1,778,000	(752,317)	1,025,683
Backlog and other	768,113	(723,831)	44,282
Total finite-lived intangible assets:	6,758,213	(2,631,329)	4,126,884
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Total indefinite-lived intangible assets	28,291	—	28,291
Total intangible assets, net	$6,786,504	$(2,631,329)	$4,155,175

	December 31, 2023
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$4,212,100	$(1,004,749)	$3,207,351
Trademarks and trade names	1,778,000	(663,417)	1,114,583
Backlog and other	768,113	(723,831)	44,282
Total finite-lived intangible assets:	6,758,213	(2,391,997)	4,366,216
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Total indefinite-lived intangible assets	28,291	—	28,291
Total intangible assets, net	$6,786,504	$(2,391,997)	$4,394,507
Amortization expense for intangible assets subject to amortization for the three months ended March 31, 2024 and 2023 was $239,333 and $310,020, respectively. The estimated future amortization expense for intangible assets subject to amortization as of March 31, 2024, is summarized below:

For the years ending December 31,	Estimated Future Amortization Expense
Remainder of 2024	$730,301
2025	959,788
2026	918,205
2027	693,555
2028	554,540
Thereafter	270,495
Total estimated future amortization expense	$4,126,884

NOTE 9 – ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	March 31, 2024	December 31, 2023
Accrued operating expenses	$297,577	$834,144
Accrued wages and related expenses	1,540,201	1,428,364
Accrued 401(k)	22,346	66,642
Accrued interest expense	35,671	26,000
Accrued sales tax payable	1,737,079	1,716,081
Total accrued expenses	$3,632,874	$4,071,231
Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2017 through 2023.

NOTE 10 – NOTES PAYABLE
The table below shows outstanding notes payable amounts as of March 31, 2024 and December 31, 2023.

	As of
	March 31, 2024	December 31, 2023
Line of credit	$2,000,000	$2,500,000
DVO note	204,330	575,240
Other financing agreements	286,156	129,600
Total	$2,490,486	$3,204,840
Less current maturities	(2,490,486)	(3,204,840)
Long Term	—	–
On December 13, 2023, UG Construction, a wholly owned subsidiary of the Company, entered into an interest only asset based revolving Loan Agreement (the “Line of Credit”) with Gemini Finance Corp. (“Lender”) pursuant to which Lender extended to UG Construction a secured line of credit in an amount not to exceed $10,000,000, to be used to assist UG Construction and the Company with cash management. Lender will consider requests for advances under the Line of Credit, which Lender may accept or reject in its discretion, until September 12, 2024 (the “Initial Term”), subject to an automatic extension for an additional nine-month term until May 12, 2025, provided that UG Construction is in compliance with all the terms of the applicable loan documents and Lender has not sent a written notice of non-renewal at least 60 days prior to expiration of the Initial Term. The Line of Credit contains standard events of default and representations and warranties by UG Construction and the Lender and the Company have entered into a Continuing Guaranty pursuant to which the Company will guarantee repayment of the loans associated with the Line of Credit (the “Guaranty Agreement”).
Loans made under the Line of Credit shall be evidenced by a Secured Promissory Note - Revolving issued by UG Construction to the Lender (the “Promissory Note”), and each draw on the Promissory Note shall be due and payable on or before 180 days after such draw is funded to UG Construction; provided that, such draw is also subject to a mandatory prepayment upon UG Construction’s receipt of payment for any invoice previously submitted and approved for financing by Lender. Lender will receive a security interest in UG Construction’s Collateral (as defined in the “Security Agreement” entered into as part of the Line of Credit). The Promissory Note earns interest at a monthly rate of one and seventy-five hundredths percent (1.75%).

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
    1.At closing of the Line of Credit, the Placement Agent earned a cash fee of $200,000. In addition to the cash fee, the Company will issue to the Placement Agent or its designees, $200,000 worth of warrants (the “Placement Agent’s Warrants”) to purchase the Company’s common stock at a price per share equal to 110% of the daily volume weighted average closing price of the Company’s common stock on the Nasdaq exchange for a period consisting of ten (10) consecutive trading days ending on and inclusive of the trading day of the Closing. The Placement Agent’s Warrants will be exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing six (6) months from the date of issuance. The Placement Agent’s Warrants will provide for registration rights (including a one-time demand registration right and unlimited piggyback rights), cashless exercise and customary anti-dilution provisions (for stock dividends and splits) and anti-dilution protection (adjustment in the number and price of such warrants and the shares underlying such warrants) resulting from corporate events (which would include dividends, reorganizations, mergers, etc.).
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
As part of the Asset Purchase Agreement of DVO, a non-negotiable promissory note in the aggregate principal amount of $3,806,250, payable to DVO was issued effective November 1, 2022 (the "DVO Promissory Note"). The principal amount, together with the simple interest accrued on the unpaid principal amount outstanding was to be paid by the Company on a quarterly basis for the first four consecutive quarters, with the first payment paid in January 2023, and the remaining three payments due ten days following the end of each subsequent fiscal quarter thereafter until the earlier of the end of the fourth full fiscal quarter following the closing date December 31, 2023 or the payment in full of all amounts due. In the third quarter ended September 30, 2023, a portion of that quarter’s note payment was extended to the first quarter ended March 31, 2024. The DVO Promissory Note may be prepaid in whole or in part at any time without premium or penalty; provided, that each payment shall be accompanied by payment of all unpaid costs, fees and expenses, if any, which are due plus all accrued and unpaid interest due as of the date of such prepayment.
The outstanding principal balance under the DVO Promissory Note shall bear simple interest at a variable rate per annum equal to the rate of interest most recently published by JP Morgan Chase & Co. as the "prime rate" (the "Prime Rate"). Initially, interest will accrue at the Prime Rate as of the date of the DVO Promissory Note. The interest rate will be adjusted on a quarterly basis as of the first day of each full fiscal quarter following the first full fiscal quarter after the closing date to the then current Prime Rate. In connection with the extension of the DVO Promissory Note payment to the first quarter ended March 31, 2024, the interest rate was revised to a fixed rate of 10%, with principal and interest to be paid on a weekly basis.
The other financing agreements relate to short-term financing of the Company's insurance policies and are at an average interest rate of 13.6%.

NOTE 11 – OPERATING LEASE LIABILITIES AND COMMITMENTS AND CONTINGENCIES
The Company has seven operating office lease liabilities and one finance office lease liability with an imputed annual interest rate of 8.0%. Five of the leases were assigned to the Company in connection with its various acquisitions. The remaining lease terms range from less than a year to 6 years, as of March 31, 2024. The following is a summary of operating lease liabilities:

	March 31, 2024	December 31, 2023
Operating lease liabilities related to right of use assets	$1,966,420	$2,087,503
Less current portion	(673,920)	(707,141)
Long term	$1,292,500	$1,380,362

The following is a schedule showing total future minimum lease payments:

For the years ending December 31,	Minimum Lease Payments
Remainder of 2024	$552,251
2025	573,133
2026	404,751
2027	346,812
2028	253,415
Thereafter	82,488
Total minimum lease payments	2,212,850
Less: Amount representing interest	(246,430)
Net lease obligations	$1,966,420
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no ongoing legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.
On August 11, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with Crest Ventures, LLC (“Crest”) and Andrew Telsey to settle all claims in the litigation filed in the District Court for Arapahoe County, Colorado, Case No. 2021CV31301. Pursuant to the Settlement Agreement, the Company paid $1,500,000 to Crest on September 7, 2023. In connection with this settlement, the Company recorded a loss in the second quarter ended June 30, 2023 of $1,500,000 in accordance with GAAP related to loss contingencies.
NOTE 12 – RISKS AND UNCERTAINTIES
Concentration Risk
The table below shows customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:
Customers exceeding 10% of revenue

	Three Months Ended March 31,
Company Customer Number	2024	2023
C000002187	42%	43%
C000002336	*	17%

*Amounts less than 10%
Customers exceeding 10% of accounts receivable

	As of March 31,	As of December 31,
Company Customer Number	2024	2023
C000002187	*	57%
C000002345	14%	*

*Amounts less than 10%

The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:
Vendors exceeding 10% of purchases

	Three Months Ended March 31,
Company Vendor Number	2024	2023
V000002275	*	19%
V000002589	14%	*
V000002503	14%	*

*Amounts less than 10%
Vendors exceeding 10% of accounts payable

	As of March 31,	As of December 31,
Company Vendor Number	2024	2023
V000002275	14%	13%
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
NOTE 13 – STOCK-BASED COMPENSATION
Based on the vesting schedule of the grants of restricted stock units (“RSU” or “RSUs”) and options, stock-based compensation expense for the three months ended March 31, 2024 and 2023 totaled $656,576 and $479,641, respectively.

The Company has adopted the 2021 Omnibus Stock Incentive Plan, as amended (the “Omnibus Incentive Plan”), which provides for the issuance of incentive stock options, grants of RSUs, and stock-based awards to employees, directors, and consultants of the Company to reward and attract employees and compensate the Company’s Board of Directors (the “Board”) and vendors when applicable. The Omnibus Incentive Plan is administered by the Company's Board. Grants of RSUs under the Omnibus Incentive Plan are valued at no less than the market price of the stock on the date of grant. The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the options, risk-free interest rate and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when estimating the value of stock options with the Black-Scholes option pricing model as the assumptions used are moderately judgmental. Grant of RSUs and stock options are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. Grants of RSUs and stock options typically require a 1 to 3 year period of continued employment or service performance before the grant of RSUs or stock options vest. No cash flow effects are anticipated for grants of RSUs or stock options.

The following schedule shows grants of RSU activity for the three months ended March 31, 2024:

Number of Shares

Grants of RSUs unvested as of December 31, 2023	594,269
Grants of RSUs	365,793
Forfeiture/cancelled	—
Grants of RSUs vested and issued	(245,925)
Grants of RSUs unvested as of March 31, 2024	714,137

The following table summarizes the vesting time periods of these unvested RSUs:

Number of Shares	Vesting Time Period
173,452	Remainder of 2024
170,577	2025
370,108	2026
714,137
The following schedule shows stock option activity for the three months ended March 31, 2024.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2023	662,283	7.9	$6.77
Issued	35,000	0.5	$1.21
Forfeited	—	0	$—
Exercised	—	0	$—
Stock options outstanding as of March 31, 2024	697,283	7.9	$6.77
Stock options exercisable as of March 31, 2024	655,538	7.9	$6.30
As of March 31, 2024, the Company has $43,204 in unrecognized stock-based compensation expense related to these stock options. The aggregate intrinsic value of the options outstanding and exercisable at March 31, 2024 is $0.
NOTE 14 – STOCKHOLDERS’ EQUITY
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
The Company did not repurchase shares of common stock either during the three months ended March 31, 2024 or during the three months ended March 31, 2023. As of March 31, 2024, we have $1.4 million remaining under the repurchase program.
In February 2021, the Company repurchased 350,000 shares of common stock with an average price per share of $8.50, for a total of $3.0 million, outside of any stock repurchase or publicly announced program.

NOTE 15 – WARRANTS
The following table shows warrant activity for the three months ended March 31, 2024.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2023	486,030	$8.33
Issued	—	$—
Exercised	—	$—
Expired	—	$—
Warrants outstanding as of March 31, 2024	486,030	$8.33
Warrants exercisable as of March 31, 2024	486,030	$8.33
The aggregate intrinsic value of the warrants outstanding and exercisable as of March 31, 2024 is $0.
NOTE 16 – INCOME TAXES

The Company has experienced cumulative losses for both book and tax purposes since inception. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and any tax assets that that the Company may be entitled to have been fully reserved based on management’s current estimates. Management intends to continue maintaining a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.The deferred income tax benefit for the three months ended March 31, 2024 and 2023 relates to the reduction in the deferred tax liability associated with the amortization of the intangible assets from the acquisitions of the 2WR Entities and Emerald. The Company records state income taxes paid during the year within the Other income (expense) financial statement line item.

NOTE 17 – SUBSEQUENT EVENTS
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. See also “Forward Looking Statements” on pages 3-4 of this Report.
OVERVIEW AND HISTORY
urban-gro is an integrated professional services and design-build firm. Our business focuses primarily on providing fee-based knowledge-based services as well as the value-added reselling of equipment. We derive income from our ability to generate revenue from our clients through the billing of our employees’ time spent on client projects. We offer value-added architectural, engineering, systems procurement and integration, and construction design-build solutions to customers operating in the controlled environment agriculture (“CEA”) and industrial and other commercial (“Commercial”) sectors. In the CEA sector, our clients include operators and facilitators in both the cannabis and produce markets in the United States, Canada, and Europe. In the Commercial sector, we work with leading food and beverage commercial packaged goods (“CPG”) companies in the United States, and clients in other commercial sectors including healthcare, higher education, and hospitality. During 2023 and 2022, we made the following acquisitions:
•October 2022 - An engineering firm (“DVO”)
•April 2022 - A construction design-build firm (“UG Construction”)
RESULTS OF OPERATIONS
Comparison of Results of Operations for the three months ended March 31, 2024 and 2023
During the three months ended March 31, 2024, we generated revenues of $15.5 million compared to revenues of $16.8 million during the three months ended March 31, 2023, a decrease of $1.2 million, or 7%. This decrease in revenues is the result of the following changes in individual revenue components:
•Equipment systems revenue decreased $0.4 million due to continued negative market conditions in the CEA sector and a reduction in capital equipment spending by customers;
•Services revenue decreased $0.3 million due to continued negative market conditions in the CEA sector offset by an increase in revenue from commercial customers;
•Construction design-build revenue decreased $0.4 million due to decreases in our construction design-build revenue contracts, and:
•Other revenues decreased $0.1 million.
During the three months ended March 31, 2024, cost of revenues was $12.4 million compared to $13.9 million during the three months ended March 31, 2023, a decrease of $1.5 million, or 11%. Gross profit was $3.1 million (20% of revenues) during the three months ended March 31, 2024, compared to $2.8 million (17% of revenue) during the three months ended March 31, 2023. This increase in gross profit dollars and gross profit as a percentage of revenues, even though revenues decreased, was primarily due to improved margins in Services and Construction design-build revenues associated with improved efficiencies in delivering Services revenues and higher margin Construction design-build projects as compared to the prior year.
Operating expenses decreased by $2.7 million, or (34)%, to $5.2 million for the three months ended March 31, 2024 compared to $7.9 million for the three months ended March 31, 2023. This overall decrease in operating expenses was the result of the net effects of the following:
•a $2.8 million decrease in general and administrative operating expenses due to decreases in salary and personnel related costs, including the elimination of the incentive retention plan in 2024;
•a $0.2 million increase in stock-based compensation expense, due to a an increase in compensation to employees in the form of stock; and
•a $0.1 million decrease in intangible asset amortization as the remaining balances and lives of the intangible assets is decreasing.
Non-operating expense was $0.1 million for the three months ended March 31, 2024, compared to non-operating expense of $0.2 million for the three months ended March 31, 2023.

As a result of the above, for the three months ended March 31, 2024, we incurred a net loss of $2.1 million, or a net loss per share of $0.18, compared to a net loss of $5.1 million, or a net loss per share of $0.48 for the three months ended March 31, 2023.

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
The following table reconciles net income (loss) attributable to the Company to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net loss (GAAP)	$(2,141,503)	$(5,144,649)
Interest expense	99,306	73,216
Interest income	(81)	(73,131)
Federal and state income tax (provisions)	(48,383)	(65,132)
Federal and state income tax payments	22,975	23,487
Depreciation and amortization	434,595	404,069
EBITDA (non-GAAP)	(1,633,091)	(4,782,140)

Non-recurring legal fees	163,567	216,739
Contingent consideration - change in fair value	—	160,232
Contingent consideration - DVO acquisition	74,806	46,267
Reduction in force costs	443,795	—
Retention incentive	—	450,000
Stock-based compensation	656,576	479,641
Transaction costs	—	35,078
Adjusted EBITDA (non-GAAP)	$(294,347)	$(3,394,183)

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
Backlog for each of our revenue categories as of March 31, 2024 and December 31, 2023 is reflected in the following tables:

	March 31, 2024
	CEA	Commercial	Total	Relative Percentage
	(in millions)
Equipment systems	$1	$—	$1	1%
Services	2	3	5	5%
Construction design-build	72	21	93	94%
Total backlog	$75	$24	$99	100%
Relative percentage	76%	24%	100%

Note: Percentages may not add up due to rounding.

	December 31, 2023
	CEA	Commercial	Total	Relative Percentage
	(in millions)
Equipment systems	$1	$—	$1	1%
Services	$3	$4	$7	6%
Construction design-build	$73	$29	$102	93%
Total backlog	$77	$33	$110	100%
Relative percentage	70%	30%	100%

Note: Percentages may not add up due to rounding.
Historically, the majority of our Equipment Systems and Services backlog has been retired and converted into revenue within two fiscal quarters. At March 31, 2024, we expected approximately 49% of our Construction design-build backlog to be completed in the next 12 months. At March 31, 2024, three customers were each in excess of 10% of total backlog and in total they accounted for 75% of total backlog. At December 31, 2023, three customers were each in excess of 10% of total backlog and in total they accounted for 74% of total backlog.
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

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2024, we had negative working capital of $2.3 million, compared to negative working capital of $1.2 million as of December 31, 2023, a decrease of $1.1 million. This decrease in working capital was primarily due to a decrease in accounts receivable, net and contract receivables of $8.1 million, offset by a decrease in accounts payable, accrued expenses, contract liabilities, and accrued expenses of $5.8 million. These changes were the result of cash collections from customers and cash payments to vendors on Construction design-build projects.

On December 13, 2023, UG Construction, Inc. ("UG Construction"), a wholly owned subsidiary of the Company, entered into an interest only asset based revolving loan agreement ("the Line of Credit") with Gemini Finance Corp. ("Lender") pursuant to which Lender extended to UG Construction the Line of Credit in an amount not to exceed $10.0 million to be used to assist UG Construction and the Company with cash management. Lender will consider requests under the Line of Credit, which Lender may accept or reject in its discretion, until September 12, 2024 ("the Initial Term"), subject to an automatic extension for an additional nine-month term until May 12, 2025, provided that UG Construction is in compliance with all the terms of the applicable loan documents and Lender has not sent a written notice of non-renewal at least 60 days prior to expiration of the Initial Term. The Line of Credit contains standard events of default and representations and warranties by UG Construction and the Lender and the Company has entered into a Continuing Guaranty pursuant to which the Company will guarantee repayment of the loans associated with the Line of Credit (the “Guaranty Agreement”). Loans made under the Line of Credit earns interest at a monthly rate of one and seventy-five hundredths percent (1.75%). As of March 31, 2024, we had borrowed $2.0 million under the Line of Credit.

As of March 31, 2024, we had cash of $0.7 million, which represented a decrease of $0.4 million from December 31, 2023 due to the following changes during the three months ended March 31, 2024:

•Net cash provided by operating activities was $0.3 million. This source of cash is the net effect of the net loss of $2.1 million, offset by non-cash expenses of $1.2 million, and a reduction in net operating assets and liabilities of $1.3 million. See the condensed consolidated statements of cash flows for further details on the non-cash expenses and net changes in operating assets and liabilities;
•Net cash used in investing activities was $0.0 million. We have no material commitments for capital expenditures as of March 31, 2024.
•Net cash used in financing activities was $0.8 million. Cash used from financing activities primarily relates to cash provided by our line of credit and other financing agreements of $3.0 million offset by $3.7 million of payments made on the line of credit and other financing agreements.
INFLATION
Inflation has resulted in increased costs for our customers. In addition, the U.S. Government has responded to inflation by raising interest rates, which has increased the cost of capital for our customers. We believe this has resulted in some customers delaying projects, reducing the scope of projects or potentially canceling projects, as well as increased costs of our operations, which has negatively impacted the results of our operations during the quarter ended March 31, 2024. We maintain strategies to mitigate the impact of higher material, energy and commodity costs, including cost reduction, alternative sourcing strategies, and passing along cost increase to customers, which may offset only a portion of the adverse impact.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there were no material changes made to the Company’s significant accounting policies.

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
Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2024, at reasonable assurance levels.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2024, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we become involved in or are threatened with legal disputes. Most of these disputes are not likely to have a material effect on our business, financial condition, or operations. There are no new material legal proceedings that were initiated or terminated during the period covered by this report and there have been no material developments in the material proceedings identified in Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, each of which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described herein and in those filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Shares Issued in Connection with Acquisitions
The foregoing issuances of restricted shares of common stock were issued under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company believes the issuances of the foregoing restricted shares were exempt from registration as each was a privately negotiated, isolated, non-recurring transaction not involving a public solicitation. No commissions were paid regarding the share issuances, and the share certificates were issued with a Rule 144 restrictive legend.
Repurchase of Equity Securities

We did not repurchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2024.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass
Chairperson of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Akright
Richard A. Akright
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)