Form 10-K/A
period 2023-12-31
urban-gro, Inc.
filed 2025-02-18
CIK 1706524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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
As of February 18, 2025, the registrant had 12,696,557 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2024 Annual Meeting of Shareholders, filed on Schedule 14A with the Securities and Exchange Commission on April 25, 2024, as supplemented on May 7, 2024.

EXPLANATORY NOTE REGARDING THE RESTATEMENT
This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) is being filed to amend and restate urban-gro, Inc.’s (together with its wholly owned subsidiaries, the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2024 (“Original Filing Date”), as amended on April 25, 2024 on Form 10-K/A ("Amendment No. 1"). Amendment No. 1 was filed for the sole purpose to correct the previously filed Exhibit Index, which inadvertently did not incorporate by reference previously-filed exhibits or include a reference to the date, and the filing with which, such exhibits were previously filed and to file additional exhibits, which were inadvertently omitted from the Exhibit Index.
In filing this Amendment No. 2, we are restating our previously issued audited Consolidated Financial Statements as of and for the fiscal years ended December 31, 2023 and 2022, as well as the related unaudited condensed consolidated interim financial information for each of the quarters within fiscal years ended December 31, 2023 and 2022 (collectively, the “Affected Periods”) to account for certain adjustments discovered during the Company’s re-audit of its financial statements for the Affected Periods. Those previously issued financial statements for the Affected Periods should no longer be relied upon. In addition, we intend to file an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (such report, together with this Amendment No. 2, the “Amended Reports”), originally filed with the SEC on April 30, 2024. All material restatement information will be included in the Amended Reports, and we do not intend to separately amend other filings that we have previously filed with the SEC.
Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the periods described above in this Amendment No. 2 and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the periods described above.
    As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new currently dated certifications required pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.
Background of the Restatement
    As reported on our Current Report on Form 8-K filed with the SEC on May 6, 2024, the Company dismissed its previous independent registered public accounting firm, BF Borgers CPA PC ("BF Borgers") as a result of the SEC instituting public administration and cease-and-desist proceedings against BF Borgers.
As reported on our Current Report on Form 8-K filed with the SEC on May 29, 2024, the Company announced that it had appointed Sadler, Gibb & Associates, LLC ("Sadler Gibb") as its new independent public accounting firm.
As described in our Current Report on Form 8-K filed with the SEC on August 14, 2024, during a re-audit of the Company’s 2023 financial statements, Sadler Gibb identified accounting errors related to deferred tax liabilities associated with historical share-purchase acquisitions made by the Company. Accounting for the initial deferred tax liabilities associated with the acquisitions was determined to be proper, but due to losses incurred by the Company following the acquisitions, the majority of the deferred tax liabilities that were recorded in connection with the share-purchase acquisition of each acquired company should have been recorded as income tax benefits to the statement of operations shortly after each acquisition. The Company was amortizing these deferred tax liabilities to the statement of operations corresponding to the amortization of the intangible assets with which they were associated. Due to this misstatement, effective August 12, 2024, the Audit Committee of the Company's Board of Directors ("Audit Committee"), in consultation with the Company's management and with Sadler Gibb, determined that the Company's previously issued audited consolidated financial statements as of and for the years ended December 31, 2022 and December 31, 2023 (the “Year-End Financial Statements”), the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022, the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022 (the “2022 Interim Financial Statements”), the three months ended March 31, 2023, the three and six months ended June 30, 2023, and the three and nine months ended September 30, 2023 (the “2023 Interim Financial Statements”), and the three months ended March 31, 2024 (the “Q1 2024 Interim Financial Statements” and, together with the 2022 Interim Financial Statements and the 2023 Interim Financial Statements, the “Interim Financial Statements”) should no longer be relied upon and should be restated due to the foregoing accounting errors. Similarly, any previously issued or filed reports, press releases, earnings releases, investor presentations or other communications of the Company describing the Company’s financial results or other financial information relating to the periods covered by the Year-End Financial Statements or the Interim Financial Statements should no longer be relied upon. As Sadler Gibb continued their re-audit of the Year-End Financial Statements, additional accounting errors were identified that the Company determined needed to be corrected. Those corrections are included as part of this Amendment No. 2.
Restatement of Consolidated Financial Statements

This Amendment No. 2 includes both audited restated Consolidated Financial Statements and unaudited restated condensed consolidated financial information for the Affected Periods, as applicable. See Note 1A of “Notes to the Consolidated Financial Statements” in this Amendment for additional information on the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022. See Note 20 of “Notes to the Consolidated Financial Statements” in this Amendment No. 2 for such unaudited restated condensed consolidated financial information for each of the quarters within fiscal years 2023 and 2022.
Internal Control Considerations
In light of the findings described above, the Audit Committee concluded that management’s report on internal control over financial reporting as of December 31, 2023 should no longer be relied upon.
In connection with the restatement, management has also concluded that the Company’s disclosure controls and procedures for the Affected Periods were not effective because of material weaknesses in its internal controls over financial reporting. Refer to Item 9A. Controls and Procedures for additional details.
Items Amended in this Filing
This Amendment amends and restates the following items of the Original Report:
•Part I - Item 1A. Risk Factors
•Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II - Item 8. Financial Statements and Supplementary Data
•Part II - Item 9A. Controls and Procedures
•Part IV - Item 15. Exhibits and Financial Statement Schedules
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment. This Amendment No. 2 also contains a report of Sadler, Gibb & Associates, LLC on the Consolidated Financial Statements as of December 31, 2023, and 2022 and for the years ended December 31, 2023, and 2022 and a consent of Sadler, Gibb & Associates, LLC.
Pursuant to Rule 12b-15 under the Exchange Act, this Amendment contains only the items and exhibits to the Original Form 10-K that are being amended and restated, and unaffected items and exhibits are not included herein. This Amendment continues to describe the conditions as of the date of the Original Form 10-K and, except as set forth herein, we have not updated or modified the disclosures contained in the Original Form 10-K to reflect any events that have occurred after the Original Form 10-K. Accordingly, forward-looking statements included in this Amendment may represent management’s views as of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter.

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
We were initially organized as a limited liability company in the State of Colorado on March 20, 2014. In March 2017, we converted into a corporation and on February 12, 2021, we completed an uplisting to Nasdaq under the ticker symbol "UGRO." The following is a summary of our recent historical operating performance:
•During the year ended December 31, 2023, we generated revenue of $69.9 million and incurred a net loss of $25.4 million.
•During the year ended December 31, 2022, we generated revenue of $66.3 million and incurred a net loss of $15.3 million.
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
We had negative cash flow from operations of $10.5 million for the fiscal year ended December 31, 2023 and $12.8 million for the fiscal year ended December 31, 2022. To the extent that we have negative cash flow from operations in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. We may not be able to generate positive cash flow from our operations and additional capital or other types of financing may not be available when needed or on terms favorable to us.
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
To the extent that future net losses are in excess of additions to equity, we may fall below the Nasdaq's listing requirement of having a net equity balance of at least $2,500,000. If we fail to continue to satisfy this or any other continued listing requirements, Nasdaq will take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase our common stock when they wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.
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
Competition in the various sectors in which we operate is intense.
There are many competitors in the industries in which we operate, including many who offer somewhat categorically similar professional services and equipment solutions as those offered by us. In the future other companies may enter this arena by developing solutions that directly compete with us. We anticipate the presence as well as entry of other companies in this market space and acknowledge that we may not be able to establish, or if established to maintain, a competitive advantage. Some of these companies have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to market opportunities. It may also allow them to devote greater resources to the marketing, promotion and sale of their products and/or services. These competitors may also adopt more aggressive pricing policies and make more attractive offers to existing and potential clients, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.
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
We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential shareholders could lose confidence in our financial statements, which would harm the trading price of our common shares.
Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.
A report of our management is included under Item 9A. “Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.
During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified material weaknesses as described under Item 9A. “Controls and Procedures.” We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our share price.
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
Further, the conflict has led to increases in the cost of energy and the potential for energy shortages, especially in Europe. The European energy crisis has continued in 2023 amid the Russia and Ukraine war, fueling supply uncertainties and increasing the risk of energy shortages across Europe due to the lack of gas from Russia. This resulted in decisive measures implemented by the European Union to help manage security of supply and establish new sources of gas. Our customers and potential customers experienced a rapid increase in energy costs and our expectation is that the energy cost inflation will continue into 2025.
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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
As described in the Explanatory Note above and in Note 1A to our Consolidated Financial Statements, we have restated our Consolidated Financial Statements as of December 31, 2023, and 2022 and for the years ended December 31, 2023 and 2022 contained in this Amendment No. 2. As a result, the previously reported financial information as of December 31, 2023 and 2022 and for the years ended December 31, 2023, and 2022, in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been updated to reflect the relevant restatements. See Note 1A, Restatement of Previously Filed Financial Statements, and Note 20, Quarterly Financial Information (Unaudited), in the Consolidated Financial Statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our Consolidated Financial Statements.
Other than the effect of the restatement, this section has not been otherwise modified and does not reflect any information or events occurring after March 28, 2024, the filing date of the Annual Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.
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
RESULTS OF OPERATIONS (As Restated)
Comparison of Results of Operations for the years ended December 31, 2023 and 2022
During the year ended December 31, 2023, we generated revenues of $69.9 million compared to revenues of $66.3 million during the year ended December 31, 2022, an increase of $3.6 million, or 5%. This increase in revenues is the net result of the following changes in individual revenue components:
•Construction design-build revenues increased $25.5 million, primarily due to significant organic growth within this group;
•Services revenue decreased $1.2 million, which was the result of a decrease in revenues in our existing business due to negative market conditions in the CEA sector;
•Equipment systems revenue decreased $20.4 million due to negative market conditions in the CEA sector and a reduction in capital equipment spending by customers; and
•Other revenue decreased $0.3 million.
During the year ended December 31, 2023, cost of revenues was $60.0 million compared to $54.1 million during the year ended December 31, 2022, an increase of $5.9 million, or 11%. This increase is directly attributable to the increase in revenues indicated above.
Gross profit was $9.9 million (14% of revenue) during the year ended December 31, 2023, compared to $12.2 million (18% of revenue) during the year ended December 31, 2022. Gross profit as a percentage of revenues decreased overall due to increases in lower margin construction design-build revenue combined with decreases in higher margin equipment systems and services revenue.
Operating expenses increased by $6.1 million, or 23%, to $33.2 million for the year ended December 31, 2023 compared to $27.1 million for the year ended December 31, 2022. This increase was due to the net effects of the following:
•For the year ended December 31, 2023, we recorded goodwill impairments of $5.3 million and intangible asset impairments of $0.9 million, as compared to no impairments for the year ended December 31, 2022.

•a $3.0 million increase in general and administrative expenses due to an increase in legal fees defending lawsuits, increases in the average number of personnel and increases in construction design-build revenue which increased business insurance and lease costs; and
•a $3.3 million decrease in a one-time business development expense related to satisfying an equipment lighting issue encountered by a major customer
Non-operating expense was $2.1 million for the year ended December 31, 2023, compared to $1.3 million for the year ended December 31, 2022, an increase of $0.8 million. This increase was primarily due to a $0.5 million loss on settlement and a $0.3 million write down of investment in 2023 compared to a $— million write down of investment recorded in 2022.
Income tax expense was $0.1 million for the year ended December 31, 2023, compared to an income tax benefit of $1.0 million for the year ended December 31, 2022, a decrease of $1.1 million. This decrease was the result of a reduction in income tax benefits related to accounting for acquisitions in 2022 as compared to 2023.
As a result of the above, we incurred a net loss of $25.4 million for the year ended December 31, 2023, or a net loss per share of $2.34, compared to a net loss of $15.3 million for the year ended December 31, 2022, or a net loss per share of $1.41.

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
The following table reconciles net loss attributable to the Company to Adjusted EBITDA for the periods presented:

	For the Years Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Net Loss (GAAP)	$(25,437,661)	$(15,254,676)
Interest expense	271,686	54,577
Interest income	(173,895)	(329,012)
Federal and state income tax (provisions)	94,209	(983,315)
Federal and state income tax payments	185,910	16,253
Depreciation and amortization	1,636,667	1,483,065
EBITDA (non-GAAP)	$(23,423,084)	$(15,013,108)

Non-recurring legal fees	1,249,133	352,173
One-time employee expenses	—	819,089
Contingent consideration - change in fair value	160,232	436,905
Contingent consideration - DVO acquisition	278,559	—
Reduction in force costs	346,725	—
One time business development expenses	—	3,299,864
Impairment of goodwill and intangibles	6,273,595	—
Impairment on investment	258,492	2,660,934
Loss on settlement	1,500,000	—
Retention incentive	1,242,000	—
Stock-based compensation	2,199,046	2,571,785
Transaction costs	30,197	347,317
Adjusted EBITDA (non-GAAP)	$(9,885,105)	$(4,525,041)

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2023, we had negative working capital of $5.1 million, compared to positive working capital of $6.4 million as of December 31, 2022, a decrease of $11.5 million. This decrease in working capital was primarily due to a decrease in cash of $10.7 million (which is further detailed below) and the net effects of increases in current liabilities and increases in current assets excluding cash. Due to the acquisition of Emerald in 2022, the Company includes in working capital contract receivables and liabilities related to construction projects. These construction working capital balances are described in further detail in our consolidated financial statements, including the accompanying notes.
As of December 31, 2023, we had cash of $1.1 million, which represented a decrease of $10.7 million from $11.8 million as of December 31, 2022. Changes in cash during 2023 and 2022 are discussed below.
On December 13, 2023, UG Construction, Inc, ("UG Construction"), a wholly owned subsidiary of the Company, entered into an interest only asset based revolving loan agreement ("the Line of Credit") with Gemini Finance Corp. ("Lender") pursuant to which Lender extended to UG Construction the Line of Credit in an amount not to exceed $10.0 million to be used to assist UG Construction and the Company with cash management. Lender will consider requests under the Line of Credit, which Lender may accept or reject in its discretion, until September 12, 2024 ("the Initial Term"), subject to an automatic extension for an additional nine-month term until May 12, 2025. provided that UG Construction is in compliance with all the terms of the applicable loan documents and Lender has not sent a written notice of non-renewal at least 60 days prior to expiration of the Initial Term. The Line of Credit contains standard events of default and representations and warranties by UG Construction and the Lender and the Company has entered into a Continuing Guaranty pursuant to which the Company will guarantee repayment of the loans associated with the Line of Credit (the “Guaranty Agreement”). Loans made under the Line of Credit earns interest at a monthly rate of one and seventy-five hundredths percent (1.75%). As of December 31, 2023, we had borrowed $2.5 million under the Line of Credit.
Operating Activities:
Net cash used in operating activities was $10.5 million during the year ended December 31, 2023. This use of cash was the net effect of the net loss of $25.4 million, offset by non-cash expenses of $11.8 million, and a reduction in net operating assets and liabilities of $3.2 million. The $3.2 million reduction in net operating assets and liabilities was due to the net effects of a $13.0 million increase in accounts payable, contract liabilities and accrued expenses, a $2.5 million decrease in prepayments and other assets, offset by a $11.9 million increase in accounts receivable and a decrease in contract assets, customer deposits, operating lease liability, and contingent consideration of $1.4 million.
Net cash used in operating activities was $12.8 million during the year ended December 31, 2022. This use of cash was the net effect of the net loss of $15.3 million, offset by non-cash expenses of $5.4 million, and a decrease in net operating assets and liabilities of $2.9 million. The $2.9 million decrease in net operating assets and liabilities was primarily due to the net effects of a $3.2 million increase in accounts receivable, a $— million increase in customer deposits, offset by a $(6.5) million increase in accounts payable and accrued expenses, and an $7.9 million increase in prepayments and other assets.
Investing Activities:
Net cash provided by investing activities was $1.9 million for the year ended December 31, 2023, primarily from the sale of our investment in XS Financial for $2.4 million offset by the acquisition of property, plant and equipment of $0.5 million. We had no material commitments for capital expenditures as of December 31, 2023.
Net cash used in investing activities was $4.3 million for the year ended December 31, 2022. This use of cash was due to $3.9 million related to the acquisitions of the Emerald and DVO entities and $0.7 million for the purchase of fixed assets.
Financing Activities:
Net cash used in financing activities was $2.0 million for the year ended December 31, 2023. Net cash used in financing activities during the year ended December 31, 2023 primarily relates to cash provided by our line of credit and notes payable of $2.5 million offset by $3.9 million of payments made on the DVO Promissory Note and $0.5 million of payments related to contingent consideration.
Net cash used in financing activities was $5.5 million for the year ended December 31, 2022. This decrease in cash primarily relates to $4.4 million of payments to repurchase common stock and $1.0 million of payments related to contingent consideration.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Please refer to Recently Issued Accounting Pronouncements in Note 2 – Summary of Significant Accounting Policies set forth immediately following the signature page of this Report for information on new authoritative accounting guidance
OFF-BALANCE SHEET ARRANGEMENTS
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
Based on such evaluation, at the time our Original Form 10-K was filed on March 28, 2024, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023, at reasonable assurance levels. Subsequent to the original evaluation, our CEO and CFO concluded our disclosure controls and procedures were not effective as of December 31, 2023 because of the material weaknesses in our internal control over financial reporting described below.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, our CEO and CFO have concluded that the consolidated financial statements, as restated in this Annual Report Amendment No. 2 on Form 10-K/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2023, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified deficiencies that resulted in material weaknesses in our internal control over financial reporting. The material weaknesses identified include:
•Lack of sufficient technical accounting expertise within the accounting function to appropriately address complex technical accounting issues; and
•Failure to maintain a sufficient complement of personnel in our accounting and reporting department to ensure adequate segregation of duties such that appropriate review and monitoring of its financial records are executed.
The material weaknesses described above could result in material misstatements to financial statements or disclosures that would not be prevented or detected.
This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.
Management’s Plan to Remediate the Material Weaknesses
As it relates to the material weaknesses that exist as of December 31, 2023, we are currently in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weaknesses described above. Such plans include, but may not be limited to, the following:
•Ensure personnel resources within the accounting function have technical accounting expertise and experience commensurate with our operations;
•Engage external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP where technical accounting expertise within the accounting function is considered insufficient; and
•Improve control processes to ensure adequate review by individuals with sufficient technical accounting expertise to prevent disclosure and financial reporting misstatements.
While we believe these efforts will improve our internal controls and address the root cause of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented and we have concluded, through testing, that our controls are operating effectively for a sufficient period of time.

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

10.15	Agreement, dated as of September 18, 2020, by and between urban-gro, Inc. and George (Bob) Pullar (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2020).

10.16	Business Lease between JW Properties, LLC and Registrant dated July 22, 2015 (incorporated by reference to Exhibit 10.4 to Form S-1 Registration Statement filed on May 15, 2018).

10.17	Commercial Lease Agreement between Bravo Lighting, LLC and Registration dated September 1, 2017 (incorporated by reference to Exhibit 10.5 to Form S-1 Registration Statement filed on May 15, 2018).

10.18#	Employment Agreement, dated as of July 1, 2020, by and between urban-gro, Inc. and Bradley Nattrass (incorporated by reference to Exhibit 10.18 to Form S-1 filed on November 16, 2020).

10.19#	Employment Agreement, dated as of July 1, 2020, by and between urban-gro, Inc. and Richard Akright (incorporated by reference to Exhibit 10.19 to Form S-1 filed on November 16, 2020).

10.20#	urban-gro, Inc. 2019 Equity Incentive Plan (incorporated by reference to Form S-8 filed on August 27, 2019)

10.21#	urban-gro, Inc. 2021 Omnibus Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 21, 2023).

10.22#	Amendment No. 1 to restricted stock unit grant notice (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 14, 2023).

10.23#	Amendment No. 1 to form restricted stock unit award agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 14, 2023).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Form 10-K filed March 27, 2024).

23.1	Consent of BF Borgers CPA PC (incorporated by reference to Exhibit 23.1 to the Form 10-K filed March 27, 2024).

24.1	Power of Attorney (included on signature page to Form 10-K filed March 27, 2024)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	urban-gro, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K/A filed April 25, 2024).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

URBAN-GRO, INC.

Date: February 18, 2025	By:	/s/ Bradley Nattrass
Bradley Nattrass Chairperson of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley Nattrass	Chairperson of the Board of Directors and Chief Executive Officer	February 18, 2025
Bradley Nattrass	(Principal Executive Officer)

*	Chief Financial Officer	February 18, 2025
Richard A. Akright	(Principal Financial Officer) (Principal Accounting Officer)

*	Director	February 18, 2025
Lewis O. Wilks

*	Director	February 18, 2025
David Hsu

*	Director	February 18, 2025
Sonia Lo

*	Director	February 18, 2025
Anita Britt

*	Director	February 18, 2025
James Lowe

*    By: /s/ Bradley Nattrass
Name:     Bradley Nattrass
Title:     Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Accounting Firm (PCAOB ID NO: 3627)
Consolidated Balance Sheets as of December 31, 2023 and 2022 (as restated)
Consolidated Statements of Operations and Comprehensive Loss for the Years ended December 31, 2023 and 2022 (as restated)
Consolidated Statement of Changes in Shareholders’ Equity for the Years ended December 31, 2023 and 2022 (as restated)
Consolidated Statements of Cash Flows for the Years ended December 31, 2023 and 2022 (as restated)
Notes to the Consolidated Financial Statements (as restated)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of urban-gro, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of urban-gro, Inc. (“the Company”) as of December 31, 2023 and 2022 (as restated), the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 (as restated), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 (as restated), and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 (as restated), in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement

As discussed in Note 1a to the financial statements, the 2023 and 2022 financial statements have been restated to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audits of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Goodwill Impairment

Critical Audit Matter Description

The Company designated its annual goodwill impairment assessment date as October 1. The Company has two reporting units for impairment testing purposes, and as a result of such assessments, the Company recognized a goodwill impairment charge of approximately $5.3 million, leaving a goodwill balance of approximately $9.7 million. As described in Note 2 to the financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s estimate of fair value for each reporting unit is based on the present value of estimated future cash flows attributable to the respective reporting unit. The Company utilized a third-party valuation specialist to assist in the preparation of the impairment assessments. The determination of the fair value requires management to make significant estimates and assumptions.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management made in determining the fair value of its reporting units. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of such estimates and assumptions. In addition, the audit effort involved the use of professionals with specialized skills and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•Testing management’s processes for estimating the fair value of its reporting units.
•Obtaining the Company’s discounted cash flow models and evaluating the valuation analysis for mathematical accuracy.
•Evaluating whether the valuation techniques applied were appropriate.
•Evaluating the significant assumptions provided by management or developed by the third-party valuation specialist related to revenues, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), income taxes, long term growth rates, and discount rates to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

In addition, professionals with specialized skills and knowledge were utilized by the Firm to assist in the performance of these procedures.

Long-Lived Asset Impairment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company reviews its long-lived asset group, including finite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of such long-lived asset group may not be recoverable. The Company tested its long-lived asset group for impairment on October 1, 2023, which resulted in the recognition of impairment charges of approximately $0.9 million related to the Company’s intangible assets. The Company utilized a third-party valuation specialist to assist in the preparation of the impairment assessment. The determination of the fair value requires management to make significant estimates and assumptions.

We identified the evaluation of the impairment analysis for long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the fair value models. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•Testing management’s process for developing the recoverability value and fair value estimates.
•Evaluating the appropriateness of the valuation models used.
•Testing the completeness and accuracy of underlying data used in the fair value estimates.
•Evaluating for reasonableness the significant assumptions used by management and the valuation specialist in the recoverability test including revenues, EBITDA, and discount rates.
•Evaluating the significant assumptions provided by management or developed by the third-party valuation specialist in the fair value models related to revenues, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), income taxes, long term growth rates, and discount rates to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
In addition, the Firm utilized professionals with specialized skills and knowledge to assist in the performance of these procedures.

Revenue Recognition Over Time

Critical Audit Matter Description

As described further in Note 3 to the financial statements, revenues derived from certain contracts in the Services and Construction design-build segments are recognized as performance obligations are satisfied over time. The Company uses a ratio of project costs incurred to estimated total costs for each contract to recognize revenue. Under the cost-to-cost measure, the determination of progress towards completion requires management to prepare estimates of the costs to complete. In addition, the Company’s contracts may include variable consideration related to contract modifications, and management must also estimate the variable consideration the Company expects to receive in order to estimate the total contract revenue. We identified revenue recognized over time to be a critical audit matter.

The principal consideration for our determination that revenue recognized over time is a critical audit matter is that auditing management’s estimate of the progress toward completion of its projects was complex and subjective. Considerable auditor judgment was required to evaluate management’s determination of the forecasted costs to complete its contracts as future results may vary significantly from past estimates due to changes in facts and circumstances. In addition, auditing the Company’s measurement of variable consideration is complex and highly judgmental and can have a material effect on the amount of revenue recognized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognized over time included the following, among others.

•We obtained an understanding of the Company’s process related to the initial and ongoing monitoring of changes in the contract cost-to-cost estimates.
•We agreed a sample of costs allocated to contracts to supporting documentation and recalculated revenues recognized based on the percentage of completion.
•For a selection of contracts, we tested the Company’s cost-to-cost estimates by evaluating the appropriate application of the cost-to-cost method, testing the significant assumptions used to develop the estimated cost to complete and testing the completeness and accuracy of the underlying data.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2024.

Draper, UT

February 18, 2025

urban-gro, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
ASSETS	(As Restated)	(As Restated)
Current assets:
Cash	$1,074,842	$11,754,349
Accounts receivable, net	21,648,901	15,132,566
Contract receivables	8,436,567	3,004,282
Prepaid expenses and other current assets	1,751,564	3,447,654
Total current assets	$32,911,874	33,338,851
Non-current assets:
Property and equipment, net	1,419,393	1,307,146
Operating lease right of use assets, net	2,041,217	2,618,825
Investments	—	2,559,307
Goodwill	9,688,975	15,019,671
Intangible assets, net	3,451,608	5,450,687
Total non-current assets	$16,601,193	26,955,636
Total assets	$49,513,067	$60,294,487
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,203,769	$9,870,645
Contract liabilities	3,950,133	2,036,606
Accrued expenses	5,284,278	5,216,514
Customer deposits	603,046	2,571,161
Contingent consideration	49,830	2,799,287
Notes payable and line of credit	3,204,840	3,832,682
Operating lease liabilities	707,141	600,816
Total current liabilities	$38,003,037	$26,927,711
Non-current liabilities:
Operating lease liabilities, net of current portion	1,380,362	2,044,782
Deferred tax liability	44,313	—
Total non-current liabilities	$1,424,675	2,044,782
Total liabilities	$39,427,712	$28,972,493
Commitments and contingencies (note 12)

Shareholders’ equity:
Preferred stock, $0.10 par value; 3,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,522,669 issued and 12,072,836 outstanding as of December 31, 2023 and 30,000,000 shares authorized; 12,292,104 issued and 10,842,271 outstanding as of December 31, 2022	13,523	12,292
Additional paid-in capital	88,389,756	84,189,965
Treasury shares, cost basis: 1,449,833 shares as of December 31, 2023 and 1,449,833 as of December 31, 2022	(12,045,542)	(12,045,542)
Accumulated deficit	(66,272,382)	(40,834,721)
Total shareholders’ equity	$10,085,355	31,321,994
Total liabilities and shareholders’ equity	$49,513,067	$60,294,487
The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Revenues:
Equipment systems	$12,720,873	$33,119,480
Services	11,919,920	13,084,643
Construction design-build	44,561,783	19,080,746
Other	717,472	1,009,830
Total revenues	69,920,048	66,294,699

Cost of revenues:
Equipment systems	11,081,536	28,776,023
Services	7,222,964	6,239,013
Construction design-build	41,194,894	18,392,076
Other	517,988	732,065
Total cost of revenues	60,017,382	54,139,177
Gross profit	9,902,666	12,155,522

Operating expenses:
General and administrative	25,277,878	22,305,096
Depreciation and amortization	1,636,667	1,483,065
Impairment of goodwill and intangibles	6,273,595	—
Business development	—	3,299,864
Total operating expenses	33,188,140	27,088,025

Loss from operations	(23,285,474)	(14,932,503)

Non-operating income (expenses):
Interest expense	(271,686)	(54,577)
Interest income	173,895	329,012
Change in fair value of contingent consideration	(160,232)	(436,905)
Write-down of investment	(258,492)	—
Loss on settlement	(1,500,000)	(950,575)
Other income (expense)	(41,463)	(192,443)
Total non-operating income (expenses)	(2,057,978)	(1,305,488)
Loss before income taxes	(25,343,452)	(16,237,991)

Income tax benefit	(94,209)	983,315
Net loss	$(25,437,661)	$(15,254,676)

Comprehensive loss	$(25,437,661)	$(15,254,676)

Loss per share – basic and diluted	$(2.34)	$(1.41)
Weighted average shares – basic and diluted	10,881,675	10,786,967
The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Balance, December 31, 2021	11,626,522	$11,627	$78,425,081	$(25,580,045)	$(7,683,490)	$45,173,173
Stock-based compensation	—	–	$2,571,785	–	–	2,571,785
Common stock repurchased	—	–	–	–	(4,362,052)	(4,362,052)
Stock issuance related to acquisition	555,390	555	3,164,412	–	–	3,164,967
Stock issued in conversion of warrants	18,196	18	(18)	–	–	—
Stock grant program vesting	87,441	87	(87)	–	–	–
Stock options exercised	4,555	5	28,792	–	–	28,797
Net loss	—	–	–	(15,254,676)	–	(15,254,676)
Balance, December 31, 2022	12,292,104	$12,292	$84,189,965	$(40,834,721)	$(12,045,542)	$31,321,994
Stock-based compensation	—	–	$2,199,046	–	–	2,199,046
Stock issued for contingent consideration	833,357	898	1,819,959	–	—	1,820,857
Stock grant program vesting	397,208	333	(333)	–	–	–
Issuance of warrants	—	–	181,119	—	–	181,119
Net loss	—	–	–	(25,437,661)	–	(25,437,661)
Balance, December 31, 2023	13,522,669	$13,523	$88,389,756	$(66,272,382)	(12,045,542)	$10,085,355

The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(25,437,661)	$(15,254,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,636,667	1,483,065
Amortization of right-of-use asset	460,347	192,955
Stock-based compensation expense	2,199,046	2,571,785
Loss on settlement	308,229	950,575
Loss on legal settlement	1,500,000	—
Write-down of investment	258,492	—
Impairment of goodwill and intangibles	6,273,595	—
Change in fair value of contingent consideration	160,232	436,905
Change in contingent consideration from indemnification	(917,699)	—
Interest income on investments	(121,867)	(281,687)
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable and contract receivables	(11,948,620)	(3,172,241)
Prepaid expenses and other assets and property and equipment	2,525,209	7,926,330
Accounts payable, contract liabilities, customer deposits, and accrued expenses	12,979,969	(6,456,351)
Operating lease liability	(436,320)	(251,733)
Deferred tax liability	44,313	(914,750)
Net cash used in operating activities	(10,516,068)	(12,769,823)

Cash flows from investing activities:
Sale of investments	2,422,682	222,380
Purchases of property and equipment	(540,494)	(675,277)
Business combinations, net of cash acquired	—	(3,871,452)
Net cash provided by (used in) investing activities	1,882,188	(4,324,349)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	28,797
Repurchase of common stock	—	(4,362,052)
Additions to notes payable	2,500,000	—
Repayment of finance lease liability	(156,754)	(134,797)
Payments to settle contingent consideration	(479,362)	(1,040,386)
Repayments of notes payable	(3,909,511)	—
Net cash used in financing activities	(2,045,627)	(5,508,438)

Net change in cash	(10,679,507)	(22,602,610)
Cash at beginning of period	11,754,349	34,356,959
Cash at end of period	$1,074,842	$11,754,349
The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Supplemental cash flow information:
Cash paid for interest	$142,388	$28,147
Net cash paid for income taxes	185,910	16,253

	For the Years Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Supplemental disclosure of non-cash investing and financing activities:
Stock issued for contingent consideration	$1,820,857	$—
Stock issued in business combinations	—	3,164,967
Warrants issued in connection with line of credit	181,119	—
Prepaid assets financed by notes payable	648,000	—
Operating lease right-of-use asset and liability measurement	11,315	988,351
Financing lease right-of-use asset and liability measurement	23,664	69,600
The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
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
urban-gro is an integrated professional services and design-build firm. We offer value-added architectural, engineering, and construction management solutions to the Controlled Environment Agriculture ("CEA"), industrial, healthcare, and other commercial sectors. Innovation, collaboration, and a commitment to sustainability drive our team to provide exceptional customer experiences. To serve our horticulture clients, we engineer, design and manage the construction of indoor CEA facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, construction, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. We also help our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which establish facilities that allow clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running. Further, we serve a broad range of commercial and governmental entities, providing them with planning, consulting, architectural, engineering and construction design-build services for their facilities. We aim to work with our clients from the inception of their project in a way that provides value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of engineering and managed services complemented by a vetted suite of select cultivation equipment systems.
Acquisitions
DVO
Effective October 31, 2022, the Company entered into an agreement with Dawson Van Orden, Inc. ("Seller" or "DVO") and DVO's shareholders (the "DVO Shareholders") to acquire substantially all of the operating assets and liabilities of DVO, a Texas-based engineering firm with significant experience in indoor CEA. The Company had been looking for an engineer firm with CEA experience as it is invaluable when choosing the correct mechanical equipment systems for an controlled environment facility, and therefore the company expected a significant increase in their customized equipment offering. Further, having a engineering team in-house would be expected to lead to new business opportunities as the Company could cross-sell their various offerings to DVO's client base. The purchase price of $6.1 million, after working capital adjustments, was comprised of (i) $1.2 million in cash, (ii) a $3.8 million Seller's promissory note, and (iii) $1.1 million of the Company's common stock. The Seller's promissory note was initially to be paid out over four quarters beginning in January 2023. In the third quarter of 2023, a portion of that quarter’s note payment was extended to the first quarter of 2024. The purchase price excludes up to $1.1 million of contingent consideration earnout that may become payable to the sellers dependent on the continued employment of the DVO Shareholders. The contingent consideration earnout is payable, at the Company’s discretion, in cash or shares of the Company’s common stock with the value of such shares being determined based upon the volume-weighted average price ("VWAP") of the Company’s common stock in the ten trading days prior to the end of the applicable quarter for which the quarterly gross profit is calculated.
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
Emerald/UG Construction, Inc.
Effective April 29, 2022, the Company acquired all of the issued and outstanding capital stock of Emerald Construction Management, Inc. ("Emerald") from its shareholders (the "Emerald Sellers"). This acquisition was essential to the Company as it allowed us to enter the design-build segment, and offer a full suite of solutions to our client base. Further, having a construction company in-house would be expected to lead to new business opportunities as the Company could cross-sell their various offerings to Emerald's client base. The purchase price of $7.2 million, after working capital adjustments, was comprised of (i) $3.4 million in cash, (ii) $2.0 million of the Company’s common stock, and (iii) $1.1 million of estimated contingent consideration earnout payable to the Emerald Sellers over the term of the earnout. The total contingent earnout payable to the Emerald Sellers is $2.0 million. Effective January 1, 2023, the terms of the contingent consideration earnout provisions were amended providing for the entire contingent consideration of up to $2.0 million to be earned based solely on the continued employment of the Emerald Sellers for a two year period following the closing of the Emerald acquisition. This resulted in the Company recording additional contingent consideration expense of $160,232 in the first quarter of 2023. Per the amendment, the remaining contingent consideration earnout is payable quarterly, at the Company’s discretion, in cash or in shares of the Company’s common stock with the value of such shares being determined based upon the VWAP of the Company’s common stock in the ten trading days prior to the end of the applicable quarter. Effective November 21, 2023, Emerald changed its name to UG Construction, Inc.
The Company accounted for the acquisition as follows:

Purchase price	$7,232,712

Allocation of Purchase Price:
Cash	$622,641
Accounts receivable, net	$2,666,811
Contract receivable	$494,456
Prepayments and other assets	$38,086
Property and equipment	$403,008
Right of use asset	$82,408
Goodwill	$3,696,161
Intangible assets	$3,659,000
Accrued expenses	$(2,361,302)
Contract liabilities	$(1,071,399)
Right of use liability	$(82,408)
Deferred tax liability	$(914,750)
The following pro-forma amounts reflect the Company’s results as if the acquisition of Emerald had occurred on January 1, 2022. These pro-forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition to reflect the additional amortization of intangibles.

	For the Years Ended December 31,
	2023	2022
Revenues:
Equipment systems	$12,720,873	$33,119,480
Services	11,919,920	13,084,643
Construction design-build	44,561,783	30,814,975
Other	717,472	1,009,830
Total revenues and other income	69,920,048	78,028,928

Net loss	$(25,437,661)	$(14,405,685)
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
Liquidity and Going Concern
The Company has produced multiple consecutive years of net losses and negative cash flows. The financial results described in these financial statements and our financial position as of December 31, 2023 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity, including decreasing headcount and operating expenses to expedite the Company's path to cash flow positive results. If necessary, the Company will seek to raise capital by issuing additional equity shares either through a private placement or on the open market. The Company may also seek to obtain additional debt financing for which there can be no guarantee. Management has concluded that these recent positive steps alleviate any substantial doubt about the Company's ability to continue its operations, and meet its financial obligations, for twelve moths from the date these consolidated financial statements are issued.
NOTE 1A – RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS
Restatement of Previously Filed Financial Statements
As detailed in the Explanatory Note, the Company has restated its consolidated financial statements for the years ended December 31, 2023 and 2022 in the following tables and the unaudited quarterly condensed consolidated financial information for each of the interim periods in the years ended December 31, 2023 and 2022 in Note 20. The accompanying applicable Notes have been updated to reflect the effects of the restatement.
The following tables present the effect of the restatement on the Company's previously reported Consolidated Balance Sheets as of the years ended December 31, 2023 and December 31, 2022. The amounts in the "As Reported" columns are amounts derived from the Company's previously filed financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission on March 28, 2024 (the “Original Form 10-K”). The amounts in the "Restatement Adjustments" columns present the impact of the adjustments arising from the re-audit of the Company’s 2023 financial statements. The amounts in the "As Restated" columns are the updated amounts including the impact from the Restatement Adjustments. At the bottom of the tables listed in this section are notes addressing the cause of the restatement adjustments as indicated by the respective lettering.

	As of December 31, 2023
	As	Restatement		As
ASSETS	Reported	Adjustments	Note	Restated
Current assets:
Cash	$1,112,504	$(37,662)	(G)	$1,074,842
Accounts receivable, net	26,991,739	(5,342,838)	(J)	21,648,901
Contract receivables	10,071,951	(1,635,384)	(C)	8,436,567
Prepaid expenses and other current assets	2,775,682	(1,024,118)	(D) (F)	1,751,564
Total current assets	40,951,876	(8,040,002)		32,911,874
Non-current assets:
Property and equipment, net	1,419,393	—		1,419,393
Operating lease right of use assets, net	2,041,217	—		2,041,217
Investments	—	—		—
Goodwill	15,572,050	(5,883,075)	(A) (I) (K)	9,688,975
Intangible assets, net	4,394,507	(942,899)	(I)	3,451,608
Total non-current assets	23,427,167	(6,825,974)		16,601,193
Total assets	$64,379,043	$(14,865,976)		$49,513,067
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,411,243	$(1,207,474)	(C)	$24,203,769
Contract liabilities	8,063,325	(4,113,192)	(C)	3,950,133
Accrued expenses	4,071,231	1,213,047	(B) (C)	5,284,278
Customer deposits	603,046	—		603,046
Contingent consideration	49,830	—		49,830
Notes payable and line of credit	3,204,840	—		3,204,840
Operating lease liabilities	707,141	—		707,141
Total current liabilities	42,110,656	(4,107,619)		38,003,037
Non-current liabilities:
Operating lease liabilities	1,380,362	—		1,380,362
Deferred tax liability	817,419	(773,106)	(A)	44,313
Total non-current liabilities	2,197,781	(773,106)		1,424,675

Total liabilities	$44,308,437	$(4,880,725)		$39,427,712
Commitments and contingencies (note 12)

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	13,523	—		13,523
Additional paid-in capital	88,901,583	(511,827)	(F)	88,389,756
Treasury shares	(12,045,542)	—		(12,045,542)
Accumulated deficit	(56,798,958)	(9,473,424)	(H)	(66,272,382)
Total shareholders’ equity	20,070,606	(9,985,251)		10,085,355
Total liabilities and shareholders’ equity	$64,379,043	$(14,865,976)		$49,513,067

	As of December 31, 2022
	As	Restatement		As
ASSETS	Reported	Adjustments	Note	Restated
Current assets:
Cash	$12,008,003	$(253,654)	(G)	$11,754,349
Accounts receivable, net	15,380,292	(247,726)	(G)	15,132,566
Contract receivables	3,004,282	—		3,004,282
Prepaid expenses and other current assets	4,164,960	(717,306)	(D)	3,447,654
Total current assets	34,557,537	(1,218,686)		33,338,851
Non-current assets:
Property and equipment, net	1,307,146	—		1,307,146
Operating lease right of use assets, net	2,618,825	—		2,618,825
Investments	2,559,307	—		2,559,307
Goodwill	15,572,050	(552,379)	(A) (K)	15,019,671
Intangible assets, net	5,450,687	—		5,450,687
Total non-current assets	27,508,015	(552,379)		26,955,636
Total assets	$62,065,552	$(1,771,065)		$60,294,487
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,960,364	$(89,719)	(G)	$9,870,645
Contract liabilities	1,294,452	742,154	(C)	2,036,606
Accrued expenses	3,196,961	2,019,553	(B) (C)	5,216,514
Customer deposits	2,571,161	—		2,571,161
Contingent consideration	2,799,287	—		2,799,287
Notes payable	3,832,682	—		3,832,682
Operating lease liabilities	600,816	—		600,816
Total current liabilities	24,255,723	2,671,988		26,927,711
Non-current liabilities:
Operating lease liabilities	2,044,782	—		2,044,782
Deferred tax liability	1,033,283	(1,033,283)	(A)	—
Total non-current liabilities	3,078,065	(1,033,283)		2,044,782

Total liabilities	$27,333,788	$1,638,705		$28,972,493
Commitments and contingencies (note 12)

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	12,221	71	(G)	12,292
Additional paid-in capital	84,882,982	(693,017)	(K)	84,189,965
Treasury shares	(12,045,542)	—		(12,045,542)
Accumulated deficit	(38,117,897)	(2,716,824)	(H)	(40,834,721)
Total shareholders’ equity	34,731,764	(3,409,770)		31,321,994
Total liabilities and shareholders’ equity	$62,065,552	$(1,771,065)		$60,294,487

The following tables presents the effect of the restatement on the Company's previously reported Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, and December 31, 2022. The values as previously reported were derived from the Company’s Original Form 10-K:

	For the Year Ended December 31, 2023
	As	Restatement		As
	Reported	Adjustments	Note	Restated
Revenues:
Equipment systems	$12,675,645	$45,228	(G)	$12,720,873
Services	11,923,920	(4,000)	(G)	11,919,920
Construction design-build	46,254,967	(1,693,184)	(C)	44,561,783
Other	688,241	29,231	(G)	717,472
Total revenues	71,542,773	(1,622,725)		69,920,048

Cost of revenues:
Equipment systems	11,085,306	(3,770)	(G)	11,081,536
Services	7,222,968	(4)	(G)	7,222,964
Construction design-build	42,442,858	(1,247,964)	(C)	41,194,894
Other	500,079	17,909	(G)	517,988
Total cost of revenues	61,251,211	(1,233,829)		60,017,382
Gross profit	10,291,562	(388,896)		9,902,666

Operating expenses:
General and administrative	25,332,332	(54,454)	(G)	25,277,878
Depreciation and amortization	1,636,667	—		1,636,667
Impairment of goodwill and intangibles	—	6,273,595	(I)	6,273,595
Total operating expenses	26,968,999	6,219,141		33,188,140

Loss from operations	(16,677,437)	(6,608,037)		(23,285,474)

Non-operating income (expenses):
Interest expense	(271,686)	—		(271,686)
Interest income	173,895	—		173,895
Change in fair value of contingent consideration	(160,232)	—		(160,232)
Write-down of investment	(258,492)	—		(258,492)
Loss on legal settlement	(1,500,000)	—		(1,500,000)
Other income (expense)	(202,973)	161,510	(G)	(41,463)
Total non-operating income (expenses)	(2,219,488)	161,510		(2,057,978)
Loss before income taxes	(18,896,925)	(6,446,527)		(25,343,452)

Income tax benefit	215,864	(310,073)	(A)	(94,209)
Net loss	$(18,681,061)	$(6,756,600)		$(25,437,661)

Comprehensive loss	$(18,681,061)	$(6,756,600)		$(25,437,661)

Loss per share – basic and diluted	$(1.72)	$(0.62)	$(2.34)
Weighted average shares – basic and diluted	10,881,675	10,881,675	10,881,675

	For the Year Ended December 31, 2022
	As	Restatement		As
	Reported	Adjustments	Notes	Restated
Revenues:
Equipment systems	$33,333,574	$(214,094)	(G)	$33,119,480
Services	12,862,308	222,335	(G)	13,084,643
Construction design-build	19,822,901	(742,155)	(C)	19,080,746
Other	1,011,151	(1,321)	(G)	1,009,830
Total revenues	67,029,934	(735,235)		66,294,699

Cost of revenues:
Equipment systems	27,963,258	812,765	(B)	28,776,023
Services	6,225,634	13,379	(G)	6,239,013
Construction design-build	17,905,172	486,904	(C)	18,392,076
Other	730,151	1,914	(G)	732,065
Total cost of revenues	52,824,215	1,314,962		54,139,177
Gross profit	14,205,719	(2,050,197)		12,155,522

Operating expenses:
General and administrative	22,059,775	245,321	(G)	22,305,096
Depreciation and amortization	1,483,065	—		1,483,065
Business development	3,299,864	—		3,299,864
Total operating expenses	26,842,704	245,321		27,088,025

Loss from operations	(12,636,985)	(2,295,518)		(14,932,503)

Non-operating income (expenses):
Interest expense	(54,579)	2	(G)	(54,577)
Interest income	329,012	—		329,012
Contingent consideration	(436,905)	—		(436,905)
Write-down of investment	(1,710,358)	1,710,358	(E)	—
Loss on settlement	(950,575)	—		(950,575)
Other income (expense)	(139,611)	(52,832)	(G)	(192,443)
Total non-operating income (expenses)	(2,963,016)	1,657,528		(1,305,488)
Loss before income taxes	(15,600,001)	(637,990)		(16,237,991)

Income tax benefit	322,092	661,223	(A)	983,315
Net loss	$(15,277,909)	$23,233		$(15,254,676)

Comprehensive loss	$(15,277,909)	$23,233	$(15,254,676)

Loss per share – basic and diluted	$(1.42)	$—	$(1.41)
Weighted average shares – basic and diluted	10,786,967	10,786,967	10,786,967

The following tables presents the effect of the restatement on the Company's previously reported Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023, and December 31, 2022. The values as previously reported were derived from the Company’s Original Form 10-K:

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2023, as originally stated	13,522,669	$13,523	$88,901,583	$(56,798,958)	$(12,045,542)	$20,070,606
Adjustments to goodwill due to using incorrect share price at acquisition date for equity portion of acquisition price			(692,946)			(692,946)
Warrants issued to Bancroft in connection with the Promissory Note which were not originally recorded on the balance sheet			181,119			181,119
Various income statement adjustments on or prior to December 31, 2023				(9,473,424)		(9,473,424)
Balance, December 31, 2023, as restated	13,522,669	$13,523	$88,389,756	$(66,272,382)	$(12,045,542)	$10,085,355

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2022, as originally stated	12,220,593	$12,221	$84,882,982	$(38,117,897)	$(12,045,542)	$34,731,764
Adjustments to goodwill due to using incorrect share price at acquisition date for equity portion of acquisition price			(692,946)			(692,946)
Management instructed transfer agent to issue shares related to vested RSUs after the issuance of the December 31, 2022 10-K with issuance effective dates prior to December 31, 2022	71,511	71	(71)			—
Various income statement adjustments on or prior to December 31, 2022				(2,716,824)		(2,716,824)
Balance, December 31, 2022, as restated	12,292,104	$12,292	$84,189,965	$(40,834,721)	$(12,045,542)	$31,321,994

The following tables presents the effect of the restatement on the Company's previously reported Cash Flow Statements for the years ended December 31, 2023 and December 31, 2022. The values as previously reported were derived from the Company’s Original Form 10-K:

	For the Year Ended December 31, 2023
	As	Restatement		As
	Reported	Adjustments	Notes	Restated
Cash flows from operating activities:
Net loss	$(18,681,061)	$(6,756,600)	(H)	$(25,437,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,636,667	—		1,636,667
Amortization of right-of-use asset	—	460,347	(A)	460,347
Stock-based compensation expense	2,199,046	—		2,199,046
Loss on settlement	—	308,229	(G)	308,229
Loss on legal settlement	1,500,000	—		1,500,000
Write-down of investment	258,492	—		258,492
Impairment of goodwill and intangibles	—	6,273,595	(I)	6,273,595
Change in fair value of contingent consideration	160,232	—		160,232
Change in contingent consideration from indemnification	(917,699)	—		(917,699)
Interest income on investments	735,760	(857,627)	(G)	(121,867)
Changes in operating assets and liabilities (net of acquired amounts):		—
Accounts receivable and contract receivables	(19,245,685)	7,297,065	(C)	(11,948,620)
Prepaid expenses and other assets and property and equipment	2,161,898	363,311	(D)	2,525,209
Accounts payable, contract liabilities, customer deposits, and accrued expenses	19,905,912	(6,925,943)	(C) (D)	12,979,969
Operating lease liability	(690,404)	254,084	(G)	(436,320)
Deferred tax liability	(215,864)	260,177	(A)	44,313
Net cash used in operating activities	(11,192,706)	676,638		(10,516,068)

Cash flows from investing activities:
Sale of investments	2,326,472	96,210	(G)	2,422,682
Purchases of property and equipment	(615,170)	74,676	(G)	(540,494)
Business combinations, net of cash acquired	—	—		—
Net cash provided by (used in) investing activities	1,711,302	170,886		1,882,188

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	—		—
Repurchase of common stock	—	—		—
Additions to notes payable	3,018,400	(518,400)	(G)	2,500,000
Repayment of finance lease liability	(176,572)	19,818	(G)	(156,754)
Payments to settle contingent consideration	(479,362)	—		(479,362)
Repayments of notes payable	(3,776,561)	(132,950)	(G)	(3,909,511)
Net cash used in financing activities	(1,414,095)	(631,532)		(2,045,627)

Net change in cash	(10,895,499)	215,992		(10,679,507)
Cash at beginning of period	12,008,003	(253,654)		11,754,349
Cash at end of period	$1,112,504	$(37,662)		$1,074,842

	For the Year Ended December 31, 2022
	As	Restatement		As
	Reported	Adjustments	Notes	Restated
Cash flows from operating activities:
Net loss	$(15,277,909)	$23,233	(H)	$(15,254,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,483,065	—		1,483,065
Amortization of right-of-use asset	—	192,955	(A)	192,955
Stock-based compensation expense	2,571,785	—		2,571,785
Loss on settlement	950,575	—		950,575
Write-down of investment	1,710,358	(1,710,358)	(E)	—
Change in fair value of contingent consideration	436,905	—		436,905
Change in contingent consideration from indemnification	—	—		—
Interest income on investments	54,858	(336,545)	(G)	(281,687)
Changes in operating assets and liabilities (net of acquired amounts):		—
Accounts receivable and contract receivables	(2,517,745)	(654,496)	(G)	(3,172,241)
Prepaid expenses and other assets and property and equipment	8,397,707	(471,377)	(D)	7,926,330
Accounts payable, contract liabilities, customer deposits, and accrued expenses	(9,686,483)	3,230,132	(G)	(6,456,351)
Operating lease liability	(413,770)	162,037	(G)	(251,733)
Deferred tax liability	(322,092)	(592,658)	(A)	(914,750)
Customer deposits	—	—		—
Net cash used in operating activities	(12,612,746)	(157,077)		(12,769,823)

Cash flows from investing activities:
Sale of investments	—	222,380	(G)	222,380
Purchases of property and equipment	(580,347)	(94,930)	(G)	(675,277)
Business combinations, net of cash acquired	(3,871,452)	—		(3,871,452)
Net cash provided by (used in) investing activities	(4,451,799)	127,450		(4,324,349)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	28,796	1	(G)	28,797
Repurchase of common stock	(4,362,052)	—		(4,362,052)
Additions to notes payable	—	—		—
Repayment of finance lease liability	(146,000)	11,203	(G)	(134,797)
Payments to settle contingent consideration	(1,040,386)	—		(1,040,386)
Repayments of notes payable	—	—		—
Net cash used in financing activities	(5,519,642)	11,204		(5,508,438)

Net change in cash	(22,584,187)	(18,423)		(22,602,610)
Cash at beginning of period	34,592,190	(235,231)		34,356,959
Cash at end of period	$12,008,003	$(253,654)		$11,754,349

See below for a description of the underlying root cause of each material adjustment made in the restatement, which corresponds with the respective lettering in the each of the tables above in this section:
A.The Company adjusted its deferred tax liability entry booked at the time of the Emerald and DVO acquisitions to accurately record the deferred tax liability generated by the acquisitions and then adjusted to release the Company's valuation allowance against the deferred tax liability balance generated through acquisitions.
B.The Company made adjustments to accrue for sales tax payable to various jurisdictions generated from historical invoices where sales tax was not charged to the customer and should have been charged.
C.The Company established accruals for construction projects with negative margins at the time the project was or should have been known to be a negative margin project.
D.The Company adjusted the prepaid balance to expense for instances where the good or service associated with the prepaid balance either had been fully utilized or was no longer available for use by the Company.
E.The Company originally recorded an impairment of its Edyza investment in the third quarter of 2022, however the Company determined the triggering event for the impairment was known prior to fiscal year 2022 and recorded the impairment in the fourth quarter of 2021.
F.The Company recorded an adjustment to record the fair value of the warrants issued to Bancroft in connection with the Promissory Note (see Note 10 for further discussion).
G.These adjustments are comprised of various immaterial adjustments and reclassifications made to correct the Company's accounting records.
H.The adjustment to accumulated deficit and net loss is the result of the cumulative list of restatement adjustments recorded to the income statements in all periods prior to the respective balance sheet date.
I.As a result of the Company’s annual goodwill impairment testing, goodwill and intangible assets were restated to recognize an impairment expense
J.The Company netted accounts receivable and contract liabilities to correct accounting for invoicing prior to year-end that was dependent on future services to be performed
K.The Company adjusted goodwill downward to correctly use the share price as of the date of the Impact, 2WR, and Emerald acquisitions to value the equity portion of the acquisition consideration

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation, Principles of Consolidation and Business Combinations
These consolidated financial statements include the accounts of urban-gro, Inc. and its wholly owned subsidiaries. They are presented in United States dollars and have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC for condensed financial reporting. The condensed consolidated financial statements are audited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of shareholders’ equity and condensed consolidated statements of cash flows for the periods presented.
Acquisitions of businesses are accounted for using the acquisition method of accounting (Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805-10-225). The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair values of the assets transferred, liabilities incurred to the former owners of the acquired entities and the equity interests issued in exchange for control of the acquired entities. Acquisition related costs are recognized in net income (loss) as incurred.
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
Accounts Receivable, Net

Trade Accounts Receivable
Trade accounts receivables are carried at the original invoiced amounts less an estimate of expected credit losses. The Company estimates its allowance for credit losses and the related expected credit loss based upon the Company's historical credit loss experience and the age of the account adjusted for asset-specific risk characteristics, current economic conditions, relationship with the customer, and reasonable forecasts. Credit is generally extended on a short-term basis, thus current receivables do not bear interest. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the expected credit losses balance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Occasionally, the Company will write off bad-debt directly to the bad-debt expense account when the balance is determined to be uncollectible. The Company's allowance for expected credit losses for the years ended December 31, 2023 and 2022 was $284,745 and $103,653, respectively.
Non-trade Accounts Receivable
Non-trade accounts receivable consist of amounts due to the Company outside of our normal operating business. Non-trade accounts receivable as of December 31, 2023 were primarily comprised of the remaining Indemnified Loss receivable from the majority shareholder of Emerald further detailed in Note 1 – Organization, Acquisitions, and Liquidity. As of December 31, 2022, non-trade accounts receivables was primarily comprised of a receivable related to litigation involving fraudulent wire transactions of $2,400,000. On March 27, 2023, the Company entered into an agreement to settle this litigation and received a cash payment of $2,400,000 on March 27, 2023. In connection with the settlement the Company recorded an impairment in the fourth quarter of 2022 of $950,576.
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
Operating Lease Right of Use Assets
The Company accounts for leases in accordance with ASC 842. The Company determines whether a contract is a lease at contract inception or for a modified contract at the modification date. At inception or modification, the Company recognizes right-of-use ("ROU" assets and related lease liabilities on the Consolidated Balance Sheets for all leases greater than one-year in duration. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If the lease contains a renewal and/or termination option, the exercise of the option is included in the term of the lease if the Company is reasonably certain that a renewal or termination option will be exercised. As the Company's leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate ("IBR") based on the information available at the commencement date of the respective lease to determine the present value of the future payments. The IBR is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.
Operating lease payments are recognized as an expense on a straight-line basis over the lease term in equal amounts of rent expense attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in later years. The difference between rent expense recognized and actual rental payments is typically represented as the spread between the ROU asset and lease liability.

The Company does not recognize ROU assets and lease liabilities for short-term leases that have an initial term of 12 months or less. The Company recognizes the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term.
Operating lease right of use assets are stated at cost less accumulated depreciation, amortization and impairment. The Company has various equipment and office leases with an imputed annual interest rate of 8%.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually on October 1 and at any time when events or circumstances suggest impairment may have occurred.
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
Advertising Costs
The Company expenses advertising costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expense incurred for the years ended December 31, 2023 and 2022 was $516,522 and $865,022, respectively.
Stock-Based Compensation
The Company periodically issues restricted stock units ("RSUs") and stock options to employees, directors, and consultants in non-capital raising transactions for fees and services. The Company accounts for RSUs and options issued to employees and directors with the award being measured at its fair value at the date of grant and amortized ratably over the estimated service period. The Company accounts for stock issued to consultants with the value of the stock compensation based upon the measurement date as determined at the grant date of the award.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) ("ASU 2016-13"), changing the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses based upon a company's historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts, rather than incurred losses as required previously by the other-than-temporary impairment model. ASU 2016-13 applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, available-for-sale and held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. ASU 2016-13 was effective January 1, 2020, and the Company adopted this standard effective January 1, 2023. The adoption of this standard primarily applied to the valuation of the Company's accounts receivable. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements or disclosures, and the Company's estimate of expected credit losses as of January 1, 2023, using the expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to Retained earnings (deficit) in the Consolidated Balance Sheets on the adoption date of the standard.
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has decided to early adopt ASU 2023-07 by incorporating the disclosure requirements in Note 19 - Segments.
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
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the years ended December 31, 2023 and 2022:

	For the year ended December 31, 2023
	CEA	Commercial	Total	Relative Percentage
Equipment systems	$12,720,873	$—	$12,720,873	18%
Services	8,305,679	3,614,241	11,919,920	17%
Construction design-build	4,391,087	40,170,696	44,561,783	64%
Other	717,472	—	717,472	1%
Total revenues	$26,135,111	$43,784,937	$69,920,048	100%
Relative percentage	37%	63%	100%

	For the year ended December 31, 2022
	CEA	Commercial	Total	Relative Percentage
Equipment systems	$33,119,480	$—	$33,119,480	50%
Services	8,016,433	5,068,210	13,084,643	20%
Construction design-build	1,664,538	17,416,208	19,080,746	29%
Other	1,009,830	—	1,009,830	2%
Total revenues	$43,810,281	$22,484,418	$66,294,699	100%
Relative percentage	66%	34%	100%
Under ASC Topic 606, Revenue from Contracts with Customers, a performance obligation is a promise in a contract with a customer, to transfer a distinct good or service to the customer. Equipment systems contracts are lump sum contracts, which require the performance of some, or all, of the obligations under the contract for a specified amount. Service revenue contracts, which include both architectural and engineering designs, generally contain multiple performance obligations which can span across multiple phases of a project and are generally set forth in the contract as distinct milestones. The majority of construction design-build contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Some contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the project life cycle (design and construction).
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
When establishing the selling price to the customer, the Company uses various observable inputs. For equipment systems, the stand-alone selling price is determined by forecasting the expected costs of the products, and then adding in the appropriate margins established by the contract. For service revenues and construction design-build revenues, the Company estimates the selling price by reference to certain physical characteristics of the project, which include the facility size, the complexity of the design, and the mechanical systems involved, which are indicative of the scope and complexity for those services. Significant judgments are typically not required with respect to the determination of the transaction price based on the nature of the selling prices of the products and services delivered and the collectability of those amounts. Accordingly, the Company does not consider estimates of variable consideration to be constrained.
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
The following tables provide information about contract assets and contract liabilities from contracts with customers:

	December 31,
	2023	2022
Contract assets	(as restated)	(as restated)
Revenue recognized in excess of amounts paid or payable to the Company on uncompleted contracts (contract receivables), excluding retainage	$7,729,531	$2,874,141
Retainage included in contract assets due to being conditional on something other than solely passage of time	707,036	130,141
Total contract receivables	$8,436,567	$3,004,282

	December 31,
	2023	2022
Contract Liabilities	(as restated)	(as restated)
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liabilities)	$3,895,826	$2,036,606
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	54,307	—
	$3,950,133	$2,036,606
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

	Twelve Months Ended December 31,
	2023	2022
Cloud 9	$462	$13,383
Potco	987,268	12,480
CEA Consortium	245,000	—
Total revenues from related party transactions	$1,232,730	$25,863

The table below presents the accounts receivable from these related party entities as of December 31, 2023, and December 31, 2022:

	December 31,
	2023	2022
Cloud 9	$—	$3,920
Potco	163,088	20,174
CEA Consortium	245,000	—
Total accounts receivable due from related party transactions	$408,088	$24,094

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	As of December 31,
	2023	2022
Vendor prepayments	$130,522	$1,882,760
Prepaid services and fees	1,168,309	1,205,756
Deferred financing cost (See Note 10 - Debt)	181,118	—
Inventories	228,858	320,372
Other assets	42,757	38,766
Total prepaid expenses and other current assets	$1,751,564	$3,447,654
Inventories
Inventories, consisting primarily of finished goods, are stated at the lower of cost or net realizable value, with cost determined using the weighted-average cost method. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold at the realization of change in value. Once written down, inventories are carried at this lower basis until sold or scrapped.
NOTE 6 - PROPERTY PLANT & EQUIPMENT, NET
Property Plant and Equipment balances are summarized as follows:

	As of December 31,
	2023	2022
Computers and technology equipment	$294,322	$232,405
Furniture and fixtures	325,485	234,389
Leasehold improvements	228,760	306,719
Vehicles	432,823	456,797
Software	1,087,569	685,580
Other equipment	145,950	58,525
Accumulated depreciation	(1,095,516)	(667,269)
Total property plant and equipment, net	$1,419,393	$1,307,146
Depreciation expense for the years ended December 31, 2023 and 2022 totaled $580,487 and $423,286, respectively.
NOTE 7 – INVESTMENTS
The components of investments are summarized as follows:
XS Financial
On October 30, 2021, the Company participated in a convertible note offering of Xtraction Services, Inc., a/k/a XS Financial Inc. (CSE: XSF) (OTCQB: XSHLF) ("XSF"), a specialty finance company providing capital expenditure financing solutions, including equipment leasing, to CEA companies in the United States. The Company invested $2,500,000 of a total $43,500,000 raised by XSF. Prior to any Nasdaq listing, the investment incurs 9.5% interest payable, of which, 7.5% is cash interest and 2.0%. is interest paid in kind. Subsequent to any Nasdaq listing, the investment incurs 8.0% interest. The debt matures on October 28, 2023, with a one-year option at the sole discretion of XSF to extend the maturity date. In addition, the Company received 1.25 million warrants denominated in Canadian dollars ("C$") with a C$0.45 share price as subject to the warrant instrument. No value was attributed to the warrants at the time of the investment. In August 2023, the Company entered into an agreement to sell back its investment to XSF for $2.3 million and cancel the warrants. The Company received the $2.3 million in proceeds on August 30, 2023. In connection with the agreement to sell the investment, the Company recorded an impairment loss of $0.3 million.
NOTE 8 – GOODWILL & INTANGIBLE ASSETS
Goodwill

The Company has recorded goodwill in conjunction with acquisitions it has completed. The goodwill balances as of December 31, 2023 and 2022 were $9,688,975 and $15,019,671. Goodwill is not amortized. During the year ended December 31, 2023, the Company recorded impairment charges of $5,330,696 to goodwill and recorded no impairment charges to goodwill for the year ended December 31, 2022.
Intangible Assets Other Than Goodwill
Intangible assets as of December 31, 2023 and 2022 consisted of the following:

	As of December 31, 2023
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$3,269,201	$(1,004,743)	$2,264,458
Trademarks and trade names	1,778,000	(663,417)	1,114,583
Backlog	707,400	(707,400)	—
Licenses	16,437	(16,437)	—
Total finite-lived intangible assets:	5,771,038	(2,391,997)	3,379,041
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Patents	44,276	—	44,276
Total indefinite-lived intangible assets	72,567	—	72,567
Total intangible assets, net	$5,843,605	$(2,391,997)	$3,451,608

	As of December 31, 2022
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$4,212,100	$(401,997)	$3,810,103
Trademarks and trade names	1,778,000	(307,817)	1,470,183
Backlog	707,400	(626,003)	81,397
Licenses	16,437	—	16,437
Total finite-lived intangible assets:	6,713,937	(1,335,817)	5,378,120
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Patents	44,276	—	44,276
Total indefinite-lived intangible assets	72,567	—	72,567
Total Intangible assets, net	$6,786,504	$(1,335,817)	$5,450,687
Amortization expense for intangible assets subject to amortization for the years ended December 31, 2023 and 2022 was $1,056,180 and $1,059,779, respectively. During the year ended December 31, 2023, the Company recorded impairment charges of $942,899 to intangible assets and recorded no impairment charges to intangible assets for the year ended December 31, 2022.
The estimated future amortization expense for intangible assets subject to amortization at December 31, 2023, is summarized below:

Year ending December 31,	Estimated Future Amortization Expense
2024	$779,955
2025	$779,948
2026	$738,364
2027	$513,714
2028	$405,306
2029	$161,754
Total estimated future amortization expense	$3,379,041
NOTE 9 – ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	December 31,
	2023	2022
Accrued operating expenses	$277,987	$446,286
Accrued wages and related expenses	1,349,195	616,297
Business development accrual	376,816	486,908
Accrued interest expense	26,000	—
Accrued 401(k)	66,642	262,599
Accrued tax payable	3,187,638	3,404,424
Total accrued expenses	$5,284,278	$5,216,514
Accrued tax payable is comprised of amounts due to various US states and Canadian provinces for 2017 through 2023.
NOTE 10 – NOTES PAYABLE AND LINE OF CREDIT
The table below shows outstanding notes payable and line of credit amounts as of December 31, 2023 and 2022.

	December 31,
	2023	2022
Line of credit	$2,500,000	$—
DVO note	575,240	3,832,682
Other financing agreements	129,600	—
Total	$3,204,840	$3,832,682
Less current maturities	(3,204,840)	(3,832,682)
Long Term	—	—
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
The other financing agreements relate to short-term financing of the Company's insurance policies and are at an average interest rate of 9.89%.
NOTE 11 – RIGHT OF USE ASSETS AND LIABILITIES
As of December 31, 2023 and 2022, the Company has seven operating type leases with an imputed annual interest rate of 8%. Each of the Company's operating type leases are utilized as office space with one lease also including a warehouse for inventory. Five of the leases were acquired by the Company in connection with the acquisitions of 2WR, Emerald, and DVO. The remaining lease terms range from less than one year to 5 years, as of December 31, 2023. As of December 31, 2023 and 2022, right of use assets were $2,041,217 and $2,618,825, respectively, and for the years ended December 31, 2023 and 2022 lease expense was $460,347 and $192,955, respectively.
The following is a summary of operating right-of-use lease liabilities:

	As of December 31,
	2023	2022
Operating lease liabilities related to right of use liabilities	$2,087,503	$2,645,598
Less current portion	(707,141)	(600,816)
Long term	$1,380,362	$2,044,782
The following is a schedule showing total future minimum lease payments for the Company's operating leases:

Year ending December 31,	Minimum Lease Payments
2024	$754,076
2025	573,133
2026	404,751
2027	346,812
2028	253,415
Thereafter	82,488
Total minimum lease payments	$2,414,675

Less: Amount representing interest	$(327,172)
Net lease obligations	$2,087,503
NOTE 12 - COMMITMENTS AND CONTINGENCIES
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
NOTE 13 – RISKS AND UNCERTAINTIES
Concentration Risk
The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:
Customers exceeding 10% of revenue

	For the Year Ended December 31,
	2023	2022
Customers Exceeding 10% of Revenue/$:
C000001462	*	10%
C000001140	*	13%
C000002187	28%	17%
C000002463	15%	*
	43%	40%
Customers exceeding 10% of accounts receivable

	For the Year Ended December 31,
	2023	2022
C000002151	*	10%
C000002187	57%	24%
The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:
Vendors exceeding 10% of purchases

	For the Year Ended December 31,
	2023	2022
V000001029	*	13%
V000002275	11%	*
Vendors exceeding 10% of accounts payable:

	For the Year Ended December 31,
	2023	2022
V000002275	13%	*
V000001910	*	11%
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
NOTE 14 – STOCK-BASED COMPENSATION
Stock-based compensation expense for the years ended December 31, 2023 and 2022 was $2,199,046 and $2,571,785, respectively based on the vesting schedule of the Restricted Stock Units ("RSUs") and Stock Options ("Options"). During the year ended December 31, 2023, 503,699 RSUs vested and 332,984 shares of common stock were issued to employees and directors related to vesting of RSUs. During the year ended December 31, 2022, 96,170 RSUs vested and 87,442 shares of common stock were issued to employees and directors related to vesting of RSUs. No cash flow effects are anticipated for stock grants.
The Company's shareholders approved the 2021 Omnibus Stock Incentive Plan, as amended (the “Omnibus Incentive Plan”), which provides for the issuance of incentive stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company to reward and attract employees and compensate the Company’s Board of Directors (the “Board”) and vendors when applicable, up to an aggregate 1,100,000 authorized shares of common stock. In 2023, an additional $1,200,000 shares were authorized by the shareholders. The Omnibus Incentive Plan is administered by the Company's Board. Grants of RSUs under the Omnibus Incentive Plan are valued at no less than the market price of the stock on the date of grant. The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the options, risk-free interest rate and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when estimating the value of stock options with the Black-Scholes option pricing model as the assumptions used are moderately judgmental. Stock grants and stock options are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. Stock grants and stock options typically require a one to three year period of continued employment or service performance before the stock grant of RSUs or stock option vests. The maximum contractual term for options granted is under the Omnibus Incentive Plan.
The following schedule shows stock grant activity for the years ended December 31, 2023 and 2022:

Number of Shares
Grants unvested as of December 31, 2021	199,282
Grants awarded	531,326
Forfeiture/cancelled	(129,429)
Grants vested and issued	(87,442)
Grants vested unissued at year-end	(8,728)
Grants unvested as of December 31, 2022	505,009
Grants awarded	628,523
Forfeiture/Cancelled	(50,066)
Grants vested and issued	(397,210)
Grants vested unissued at year-end	(106,844)
Grants unvested as of December 31, 2023	579,412
The following table summarizes grants of RSU vesting periods:

Number of Shares	Unrecognized Stock Compensation Expense	As of December 31,
240,060	$911,704	2024
182,090	170,045	2025
157,262	168,497	2026
579,412	$1,250,246
The following schedules show stock option activity for the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2021	641,337	6.49	$6.68
Issued	43,161	0.00	$8.64
Exercised	(4,555)	0.00	$6.00
Forfeited	(78,516)	0.00	$6.55
Stock options outstanding at December 31, 2022	601,427	7.85	$6.84
Stock options exercisable at December 31, 2022	511,991	0.00	$6.58
The following table summarizes stock option vesting periods under the Incentive Plans:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2022	601,427	5.49	$6.84
Issued	—	0.00	$0.00
Exercised	—	0.00	$0.00
Forfeited	(99,598)	0.00	$7.01
Stock options outstanding at December 31, 2023	501,829	4.67	$6.81
Stock options exercisable at December 31, 2023	471,288	0.00	$6.70
The aggregate intrinsic value of the stock options outstanding and exercisable at December 31, 2023 and 2022 was $0 and $4,021,834, respectively.
NOTE 15 – SHAREHOLDERS’ EQUITY
On February 17, 2021, we completed an offering of 6,210,000 shares of our common stock, inclusive of the underwriters full over allotment, at $10.00 per share for total gross offering proceeds of $62,100,000. In connection with this offering, we received approval to list our common stock on the Nasdaq Capital Market under the symbol "UGRO."

On May 24, 2021, we announced that the Board authorized a stock repurchase program to purchase up to $5,000,000 of the currently outstanding shares of the Company’s common stock, over a period of 12 months through open market purchases, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On January 18, 2022, the Board authorized a $2,000,000 increase to the stock repurchase program, to a total of $7,000,000. On February 2, 2022, the Board authorized an additional $1,500,000 increase to the stock repurchase, to a total of $8,500,000. On September 12, 2022, the Board authorized an additional $2,000,000 increase to the stock repurchase, for a total of $10,500,000. During the twelve months ended December 31, 2023 the Company did not repurchase shares of common stock. During the twelve months ended December 31, 2022, the Company repurchased 594,918 shares of common stock at an average price per share of $7.33, for a total price of $4,362,052. In total, the Company has repurchased 1,099,833 shares of common stock at an average price per share of $8.25 for a total of $9,073,622, under this program. As of December 31, 2023, we have $1,429,458 remaining under the repurchase program.
In February 2021, the Company repurchased 350,000 shares of common stock with an average price per share of $8.50, for a total of $3,000,000, outside of any stock repurchase or publicly announced program.
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
The Company has experienced cumulative losses for both book and tax purposes since inception. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and any tax assets that that the Company may be entitled to have been fully reserved based on management’s current estimates. Management intends to continue maintaining a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The deferred income tax benefit for the years ended December 31, 2023 and 2022 relate to the reduction in the deferred tax liability associated with the amortization of the intangible assets from the acquisitions of the DVO, Emerald and 2WR Entities.
Loss before income tax are as follows (in thousands):

	Year-ended December 31,
	2023	2022
Domestic	$(23,999)	$(13,862)
Foreign	$(1,344)	$(2,376)
Total	$(25,343)	$(16,238)
The income tax benefit for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year-ended December 31,
	2023	2022
Current
Federal	$—	$—
State	$(50)	$(72)
Foreign	$—	$—
	$(50)	$(72)
Deferred
Federal	$(44)	$859
State	$—	$196
Foreign	$—	$—
	$(44)	$1,055

Total income tax benefit (expense)	$(94)	$983

A tax benefit in the period ending December 31, 2022 in the amount of $1,055,315 was recorded as a result of the release of part of the valuation allowance to offset deferred tax liabilities that were assumed as part of the business combination.
A reconciliation between the expected income tax provision at the federal statutory tax rate and the reported income tax provision for the periods ended are approximately as follows:

	Year-ended December 31,
	2023	2022
Statutory Federal income tax rate	21%	21%
State income taxes, net of federal benefit	3%	2%
Research and development tax credits	—%	—%
Change in valuation allowance	(18)%	(14)%
Change in Tax Rate	—%	—%
Permanent differences	(2)%	(3)%
Goodwill Impairment	(4.4)%	—%
Other	—%	—%
	—%	6%
The tax effects of significant items comprising the Company’s deferred taxes as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Federal, state and foreign NOL carryover	$9,532	$5,618
Lease Liabilities	$461	$638
Bad Debts and Other Reserves	$73	$26
Fixed Assets	$7
Investments	$485	$421
Share-based Compensation	$—	$—
Interest Expense	$46	$22
Other	$194	$89

Total deferred tax assets	$10,798	$6,814
Valuation Allowance	$(9,786)	$(5,114)
Net deferred tax assets	$1,012	$1,700
Deferred tax liabilities:
Goodwill	$(66)	$(9)
Intangible Assets	$(539)	$(1,010)
ROU Assets	$(451)	$(632)
Fixed Assets		$(49)
Net deferred tax asset (liability)	$(44)	$—
At December 31, 2023, the Company had $34.2 million of Federal net operating loss which are set to expire beginning in 2037. The Internal Revenue Code contains provisions that may limit the net operating loss carryovers available to be used in any year if certain events occur, including significant changes in ownership interest.
Below is a table showing the gross net operating loss carryovers available at December 31, 2023 and their respective expiration:

	Amount	Expiry
Federal Net Operating Losses with expiration	$1,945	2037
Federal Net Operating Losses with indefinite life	$32,218	indefinite
Total Federal Net Operating Losses	$34,163

Various State Net Operating Losses	$29,080	2037-2043

Canada Net Operating Losses	$1,997	2042
Netherlands Net Operating Losses	$1,724	indefinite
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
NOTE 18 – WARRANTS
The following table shows warrant activity for the years ended December 31, 2023 and 2022:

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2021	395,483	$11.65
Exercised	(18,196)	$6.00
Terminated – cashless exercise	(40,137)	$6.00
Expired	—	$—
Warrants outstanding as of December 31, 2022	337,150	$12.63
Warrants exercisable as of December 31, 2022	337,150	$12.63

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2022	337,150	$12.63
Exercised	—	$—
Terminated	—	$—
Issued for line of credit	175,531	$1.25
Expired loan extension	(1,000)	$6.00
Warrants outstanding as of December 31, 2023	511,681	$8.74
Warrants exercisable as of December 31, 2023	337,150	$12.63
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
The weighted-average life of the warrants is 4.04 years. The aggregate intrinsic value of the warrants outstanding and exercisable at December 31, 2023 is $31,009.

NOTE 19 – SEGMENTS
An operating segment is defined as a component of a reporting entity that engages in business activities from which it recognizes revenues and incurs expenses with discrete financial information available that is evaluated regularly by the Chief Operating Decision Maker ("CODM") of the operating segment. The CODM utilizes this financial information to decide how to allocate resources to, and in assessing performance of, the operating segment. Management evaluates segment performance primarily based on operating segment gross profit.
The Company has identified the following operating segments related to fiscal years 2023 and 2022:
•Equipment systems - Operating segment that acts as an experienced vendor providing value-added reselling to clients when selling vetted best-in-call commercial horticulture lighting solutions, rolling and automated container benching systems, specialty fans, fertigation/irrigation systems, environmental control systems, and microbial mitigation and odor reduction systems.
•Services - Operating segment that generates revenue by providing clients with design-build service offerings that include architectural, interior, and engineering design, construction management, as well as services for the operational stages of the facility. The Company's in-house architectural, interior design, engineering, construction and cultivation design services integrate design with pre-construction services and thereby reduce project schedule and capital investments.
•Construction design-build - Operating segment that engages as a general contractor to provide all the additional necessary parts to deliver clients' projects, from the initial estimate and bid process, to subcontractor selection, and management of all construction details.
In addition to the operating segments identified above, the Company recognizes other revenues and incurs costs at the corporate level where it develops and oversees the implementation of company-wide strategic initiatives and provides support to our operating segments by centralizing certain administrative functions. Corporate management is responsible for, among other things: evaluating and selecting the geographic markets in which we operate, consistent with our overall business strategy; making major personnel decisions related to employee compensation and benefits; and monitoring the financial and operational performance of the Company's operating segments. Corporate costs include general and administrative expenses related to operating our corporate headquarters.
The Company's operating segments follow the same accounting policies used for our consolidated financial statements as described in Note 1 – Summary of Significant Accounting Policies. The results of each operating segment are not necessarily indicative of the results that would have occurred had the operating segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to our operating segments for the fiscal years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
	Equipment	Services	Construction	Corporate/ Other	Total
Revenues	$12,720,873	$11,919,920	$44,561,782	$717,473	$69,920,048
Cost of revenues	11,081,532	7,222,964	41,194,900	517,986	60,017,382
Gross profit	$1,639,341	$4,696,956	$3,366,882	$199,487	$9,902,666
Gross profit %	13%	39%	8%	28%	14%

Intangible asset amortization	$—	$411,680	$644,500	$—	$1,056,180
Business development	$—	$—	$—	$—	$—

Income (Loss) before income taxes	$(3,360,659)	$(1,414,727)	$(177,618)	$(20,390,448)	$(25,343,452)

Total assets	$2,800,367	$17,604,751	$31,310,180	$(2,202,231)	$49,513,067

	Year Ended December 31, 2022
	Equipment	Services	Construction	Corporate/ Other	Total
Revenues	$33,119,480	$13,084,647	$19,080,747	$1,009,825	$66,294,699
Cost of revenues	28,776,022	6,239,013	18,392,077	732,065	54,139,177
Gross profit	$4,343,458	$6,845,634	$688,670	$277,760	$12,155,522
Gross profit %	13%	52%	4%	28%	18%

Intangible asset amortization	$10,547	$500,451	$548,781	$—	$1,059,779
Business development	$3,299,864	$—	$—	$—	$3,299,864

Income (Loss) before income taxes	$(3,966,953)	$645,181	$(1,960,111)	$(10,956,108)	$(16,237,991)

Total assets	$12,338,461	$21,023,989	$20,819,338	$6,112,699	$60,294,487

NOTE 20 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Effect of Restatement on Previously Issued Quarterly Financial Information
The Company is presenting herein restated unaudited condensed consolidated financial information for each of the previously reported quarters during the fiscal years ended December 31, 2023, and 2022 and for the year-to-date periods then ended. See Note 1A “Restatement of Previously Issued Consolidated Financial Statements,” for additional information on the restatement.
The following tables present the effect of the restatement on the Company's previously reported unaudited condensed Consolidated Balance Sheets as of March 31, 2023, June 30, 2023 and September 30, 2023 and unaudited condensed Consolidated Statements of Operations and Comprehensive Loss and condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023, the three and six months ended June 30, 2023 and the three and nine months ended September 30, 2023. The values as previously reported were derived from the previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023. The definitions of the amounts for each column are the same definitions stated in Note 1A.

	As of March 31, 2023			As of June 30, 2023			As of September 30, 2023
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Current assets:
Cash	$7,327,485	$(261,282)	$7,066,203	$8,559,181	$(267,127)	$8,292,054	$4,770,430	$(273,233)	$4,497,197
Accounts receivable, net	22,069,269	(247,727)	21,821,542	15,475,146	(140,159)	15,334,987	18,341,489	(139,990)	18,201,499
Contract receivables	2,817,407	—	2,817,407	6,948,417	(271,105)	6,677,312	8,378,657	(1,562,217)	6,816,440
Prepaid expenses and other assets	4,685,529	(826,696)	3,858,833	3,540,554	(1,030,933)	2,509,621	3,268,279	(1,137,504)	2,130,775
Total current assets	36,899,690	(1,335,705)	35,563,985	34,523,298	(1,709,324)	32,813,974	34,758,855	(3,112,944)	31,645,911
Non-current assets:
Property and equipment, net	1,366,761	—	1,366,761	1,332,908	—	1,332,908	1,456,009	—	1,456,009
Operating lease right of use assets, net	2,542,644	—	2,542,644	2,396,668	—	2,396,668	2,217,738	—	2,217,738
Investments	2,572,103	—	2,572,103	2,584,964	—	2,584,964	—	—	—
Goodwill	15,572,050	(552,379)	15,019,671	15,572,050	(552,379)	15,019,671	15,572,050	(552,379)	15,019,671
Intangible assets, net	5,140,667	—	5,140,667	4,876,503	—	4,876,503	4,634,672	—	4,634,672
Total non-current assets	27,194,225	(552,379)	26,641,846	26,763,093	(552,379)	26,210,714	23,880,469	(552,379)	23,328,090
Total assets	$64,093,915	$(1,888,084)	$62,205,831	$61,286,391	$(2,261,703)	$59,024,688	$58,639,324	$(3,665,323)	$54,974,001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,865,846	$(40,836)	$14,825,010	$18,552,579	$(55,708)	$18,496,871	$22,194,304	$(1,144,208)	$21,050,096
Accrued expenses	5,215,255	1,884,456	7,099,711	5,183,451	1,606,895	6,790,346	4,074,098	1,641,446	5,715,544
Contract liabilities	2,413,423	752,769	3,166,192	3,344,832	938,193	4,283,025	1,981,728	994,473	2,976,201
Customer deposits	2,355,609	—	2,355,609	1,940,394	—	1,940,394	969,888	—	969,888
Contingent consideration	2,537,291	—	2,537,291	238,621	—	238,621	161,947	—	161,947
Notes payable	2,908,213	—	2,908,213	1,941,188	—	1,941,188	1,964,775	—	1,964,775
Operating lease liabilities	606,648	—	606,648	617,815	—	617,815	598,447	—	598,447
Total current liabilities	30,902,285	2,596,389	33,498,674	31,818,880	2,489,380	34,308,260	31,945,187	1,491,711	33,436,898
Non-current liabilities:
Operating lease liabilities, net of current portion	1,964,804	—	1,964,804	1,822,754	—	1,822,754	1,666,138	—	1,666,138
Deferred tax liability	968,151	(968,151)	—	914,185	(914,185)	—	865,802	(865,802)	—
Total non-current liabilities	2,932,955	(968,151)	1,964,804	2,736,939	(914,185)	1,822,754	2,531,940	(865,802)	1,666,138

Total liabilities	$33,835,240	$1,628,238	$35,463,478	$34,555,819	$1,575,195	$36,131,014	$34,477,127	$625,909	$35,103,036
Commitments and contingencies (note 10)

Stockholders’ equity
Preferred stock	—	—	—	—	—	—	—	—	—
Common stock	12,388	64	12,452	13,056	—	13,056	13,120	—	13,120
Additional paid-in capital	85,554,375	(693,010)	84,861,365	87,468,937	(692,946)	86,775,991	88,268,286	(692,946)	87,575,340
Treasury shares	(12,045,542)	—	(12,045,542)	(12,045,542)	—	(12,045,542)	(12,045,542)	—	(12,045,542)
Accumulated deficit	(43,262,546)	(2,823,376)	(46,085,922)	(48,705,879)	(3,143,952)	(51,849,831)	(52,073,667)	(3,598,286)	(55,671,953)
Total stockholders’ equity	30,258,675	(3,516,322)	26,742,353	26,730,572	(3,836,898)	22,893,674	24,162,197	(4,291,232)	19,870,965
Total liabilities and stockholders’ equity	$64,093,915	$(1,888,084)	$62,205,831	$61,286,391	$(2,261,703)	$59,024,688	$58,639,324	$(3,665,323)	$54,974,001

	Three months ended March 31, 2023			Three months ended June 30, 2023			Three months ended September 30, 2023
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Revenues:
Equipment systems	$2,911,823	$(6,788)	$2,905,035	$4,619,888	$68,646	$4,688,534	$3,043,656	$(7,898)	$3,035,758
Services	3,470,653	—	3,470,653	3,034,574	(4,000)	3,030,574	2,898,741	—	2,898,741
Construction design-build	10,205,952	(10,614)	10,195,338	11,048,997	(456,528)	10,592,469	14,813,486	(1,347,393)	13,466,093
Other	176,957	6,788	183,745	134,086	5,813	139,899	178,439	7,898	186,337
Total revenues	16,765,385	(10,614)	16,754,771	18,837,545	(386,069)	18,451,476	20,934,322	(1,347,393)	19,586,929
Cost of revenues:
Equipment systems	2,477,505	(69,024)	2,408,481	4,044,082	95,212	4,139,294	2,766,117	8,030	2,774,147
Services	1,997,423	(22,885)	1,974,538	1,949,959	—	1,949,959	1,768,166	—	1,768,166
Construction design-build	9,315,993	(86,020)	9,229,973	9,876,622	(121,382)	9,755,240	13,413,066	(929,094)	12,483,972
Other	132,616	526	133,142	92,248	2,557	94,805	130,257	7,102	137,359
Total cost of revenues	13,923,537	(177,403)	13,746,134	15,962,911	(23,613)	15,939,298	18,077,606	(913,962)	17,163,644
Gross profit	2,841,848	166,789	3,008,637	2,874,634	(362,456)	2,512,178	2,856,716	(433,431)	2,423,285

Operating expenses:
General and administrative	7,484,450	200,580	7,685,030	6,336,894	(101,688)	6,235,206	5,592,354	(33,587)	5,558,767
Depreciation and amortization	404,069	—	404,069	424,163	—	424,163	372,969	—	372,969
Business development	—	—	—		—	—	—	—	—
Total operating expenses	7,888,519	200,580	8,089,099	6,761,057	(101,688)	6,659,369	5,965,323	(33,587)	5,931,736
Loss from operations	(5,046,671)	(33,791)	(5,080,462)	(3,886,423)	(260,768)	(4,147,191)	(3,108,607)	(399,844)	(3,508,451)

Non-operating income (expense):
Interest expense	(73,216)	—	(73,216)	(44,989)	—	(44,989)	(39,929)	—	(39,929)
Interest income	73,131	—	73,131	75,060	—	75,060	19,461	—	19,461
Write-down of investment	—	—	—		—	—	(258,492)	—	(258,492)
Contingent consideration	(160,232)	—	(160,232)	—	—	—		—	—
Loss on settlement	—	—	—	(1,500,000)	—	(1,500,000)	—	—	—
Other income (expense)	(2,793)	(7,629)	(10,422)	(140,946)	(5,843)	(146,789)	(28,605)	(6,106)	(34,711)
Total non-operating income (expense)	(163,110)	(7,629)	(170,739)	(1,610,875)	(5,843)	(1,616,718)	(307,565)	(6,106)	(313,671)
Loss before income taxes	(5,209,781)	(41,420)	(5,251,201)	(5,497,298)	(266,611)	(5,763,909)	(3,416,172)	(405,950)	(3,822,122)

Income tax benefit	65,132	(65,132)	—	53,965	(53,965)	—	48,384	(48,384)	—
Net loss	$(5,144,649)	$(106,552)	$(5,251,201)	$(5,443,333)	$(320,576)	$(5,763,909)	$(3,367,788)	$(454,334)	$(3,822,122)

Comprehensive loss	$(5,144,649)	$(106,552)	$(5,251,201)	$(5,443,333)	$(320,576)	$(5,763,909)	$(3,367,788)	$(454,334)	$(3,822,122)

Loss per share - basic and diluted	$(0.48)	$(0.01)	$(0.49)	$(0.50)	$(0.03)	$(0.53)	$(0.29)	$(0.04)	$(0.33)
Weighted average shares - basic and diluted	10,772,705	10,772,705	10,772,705	10,945,978	10,945,978	10,945,978	11,649,790	11,649,790	11,649,790

	Six months ended June 30, 2023			Nine months ended September 30, 2023
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Revenues:
Equipment systems	$7,531,711	$61,858	$7,593,569	$10,575,367	$53,960	$10,629,327
Services	6,505,227	(4,000)	6,501,227	9,403,968	(4,000)	9,399,968
Construction design-build	21,254,949	(467,142)	20,787,807	36,068,435	(1,814,535)	34,253,900
Other	311,043	12,601	323,644	489,482	20,499	509,981
Total revenues	35,602,930	(396,683)	35,206,247	56,537,252	(1,744,076)	54,793,176
Cost of revenues:
Equipment systems	6,521,587	26,188	6,547,775	9,287,704	34,218	9,321,922
Services	3,947,382	(22,885)	3,924,497	5,715,548	(22,885)	5,692,663
Construction design-build	19,192,615	(207,402)	18,985,213	32,605,681	(1,136,496)	31,469,185
Other	224,864	3,083	227,947	355,121	10,185	365,306
Total cost of revenues	29,886,448	(201,016)	29,685,432	47,964,054	(1,114,978)	46,849,076
Gross profit	5,716,482	(195,667)	5,520,815	8,573,198	(629,098)	7,944,100

Operating expenses:
General and administrative	13,821,344	98,892	13,920,236	19,413,698	65,305	19,479,003
Depreciation and Amortization	828,232	—	828,232	1,201,201	—	1,201,201
Business development	—	—	—	—	—	—
Total operating expenses	14,649,576	98,892	14,748,468	20,614,899	65,305	20,680,204
Loss from operations	(8,933,094)	(294,559)	(9,227,653)	(12,041,701)	(694,403)	(12,736,104)

Non-operating income (expense):
Interest expense	(118,205)	—	(118,205)	(158,134)	—	(158,134)
Interest income	148,191	—	148,191	167,652	—	167,652
Write-down of investment	—	—	—	(258,492)	—	(258,492)
Contingent consideration	(160,232)	—	(160,232)	(160,232)	—	(160,232)
Loss on settlement	(1,500,000)	—	(1,500,000)	(1,500,000)	—	(1,500,000)
Other income (expense)	(143,739)	(13,472)	(157,211)	(172,344)	(19,578)	(191,922)
Total non-operating income (expense)	(1,773,985)	(13,472)	(1,787,457)	(2,081,550)	(19,578)	(2,101,128)
Loss before income taxes	(10,707,079)	(308,031)	(11,015,110)	(14,123,251)	(713,981)	(14,837,232)

Income tax benefit	119,097	(119,097)	—	167,481	(167,481)	—
Net loss	$(10,587,982)	$(427,128)	$(11,015,110)	$(13,955,770)	$(881,462)	$(14,837,232)

Comprehensive loss	$(10,587,982)	$(427,128)	$(11,015,110)	$(13,955,770)	$(881,462)	$(14,837,232)

Loss per share - basic and diluted	$(0.97)	$(0.04)	$(1.01)	$(1.29)	$(0.08)	$(1.37)
Weighted average shares - basic and diluted	10,859,820	10,859,820	10,859,820	10,859,820	10,859,820	10,859,820

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2023, as originally stated	12,388,389	$12,388	$85,554,375	$(43,262,546)	$(12,045,542)	$30,258,675
Adjustments to goodwill due to using incorrect share price at acquisition date for equity portion of acquisition price			(692,946)			(692,946)
Issuance of contingent consideration shares originally incorrectly recorded in Q2 2023	64,224	64	(64)			—
Various income statement adjustments on or prior to March 31, 2023				(2,823,376)		(2,823,376)
Balance, March 31, 2023, as restated	12,452,613	$12,452	$84,861,365	$(46,085,922)	$(12,045,542)	$26,742,353

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2023, as originally stated	13,056,409	$13,056	$87,468,937	$(48,705,879)	$(12,045,542)	$26,730,572
Adjustments to goodwill due to using incorrect share price at acquisition date for equity portion of acquisition price			(692,946)			(692,946)
Various income statement adjustments on or prior to June 30, 2023				(3,143,952)		(3,143,952)
Balance, June 30, 2023, as restated	13,056,409	$13,056	$86,775,991	$(51,849,831)	$(12,045,542)	$22,893,674

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, September 30, 2023, as originally stated	13,120,413	$13,120	$88,268,286	$(52,073,667)	$(12,045,542)	$24,162,197
Adjustments to goodwill due to using incorrect share price at acquisition date for equity portion of acquisition price			(692,946)			(692,946)
Various income statement adjustments on or prior to September 30, 2023				(3,598,286)		(3,598,286)
Balance, September 30, 2023, as restated	13,120,413	$13,120	$87,575,340	$(55,671,953)	$(12,045,542)	$19,870,965

	Three months ended March 31, 2023			Six months ended June 30, 2023			Nine months ended September 30, 2023
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(5,144,649)	$(106,552)	$(5,251,201)	$(10,587,982)	$(427,128)	$(11,015,110)	$(13,955,770)	$(881,462)	$(14,837,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	404,069	—	404,069	828,232	—	828,232	1,201,201	—	1,201,201
Amortization of right-of-use assets	—	87,426	87,426	—	168,250	168,250	—	323,002	323,002
Stock-based compensation expense	479,641	—	479,641	1,102,188	—	1,102,188	1,824,835	160,848	1,985,683
Impairment of investment	—	—	—	—	—	—	258,492	—	258,492
Loss on settlement	—	—	—	1,500,000	—	1,500,000	—	1,500,000	1,500,000
Change in fair value of contingent consideration	160,232	—	160,232	160,232	—	160,232	160,232	—	160,232
Interest income on investments	327,191	(339,983)	(12,792)	472,277	(497,931)	(25,654)	561,518	(586,404)	(24,886)

Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable and contract receivables	(6,827,927)	325,823	(6,502,104)	(4,424,814)	549,363	(3,875,451)	(8,782,141)	1,901,050	(6,881,091)
Prepaid expenses and other assets and property and equipment	(334,525)	(76,656)	(411,181)	1,030,205	(92,170)	938,035	1,498,518	(182,408)	1,316,110
Accounts payable, contract liabilities, customer deposits, and accrued expenses	6,902,726	848,871	7,751,597	10,659,177	(343,472)	10,315,705	12,325,944	(2,290,639)	10,035,305
Change in contingent consideration from indemnification	(174,592)	174,592	—	(917,699)	(318,597)	(1,236,296)	(917,699)	—	(917,699)
Operating lease liability	—	(57,635)	(57,635)	(360,787)	210,521	(150,266)	(529,746)	231,341	(298,405)
Deferred tax liability	(65,132)	65,132	—	(119,097)	119,097	—	(167,481)	167,481	—
Customer deposits	—	—	—	—	—	—	—	—	—
Net cash used in operating activities	(4,272,966)	921,018	(3,351,948)	(658,068)	(632,067)	(1,290,135)	(6,522,097)	342,809	(6,179,288)

Cash flows from investing activities:
Proceeds from sale of investment	—	—	—	—	—	—	2,326,472	(4)	2,326,468
Purchases of property and equipment	(133,833)	(4,177)	(138,010)	(226,700)	799	(225,901)	(456,484)	35,502	(420,982)
Net cash provided by (used in) investing activities	(133,833)	(4,177)	(138,010)	(226,700)	799	(225,901)	1,869,988	35,498	1,905,486

Cash flows from financing activities:
Additions to notes payable	—	—	—	—	—	—	518,400	(518,400)	—
Repayment of finance lease liability	(43,410)	—	(43,410)	(88,299)	33,536	(54,763)	(133,388)	15,802	(117,586)
Payments to settle contingent consideration	(230,309)	—	(230,309)	(479,457)	479,457	—	(479,365)	(92)	(479,457)
Repayment of notes payable	—	(924,469)	(924,469)	(1,996,298)	104,802	(1,891,496)	(2,491,111)	104,804	(2,386,307)
Net cash used in financing activities	(273,719)	(924,469)	(1,198,188)	(2,564,054)	617,795	(1,946,259)	(2,585,464)	(397,886)	(2,983,350)

Net change in cash	(4,680,518)	(7,628)	(4,688,146)	(3,448,822)	(13,473)	(3,462,295)	(7,237,573)	(19,579)	(7,257,152)
Cash at beginning of period	12,008,003	(253,654)	11,754,349	12,008,003	(253,654)	11,754,349	12,008,003	(253,654)	11,754,349
Cash at end of period	$7,327,485	$(261,282)	$7,066,203	$8,559,181	$(267,127)	$8,292,054	$4,770,430	$(273,233)	$4,497,197

Non Cash Investing and Financing Activities
Stock issued for contingent consideration	—	191,854	191,854	—	191,854	191,854	—	1,400,511	1,400,511

Operating lease right-of-use asset and liability measurement	—	—	—	—	—	—	—	11,315	11,315
Prepaid assets financed by notes payable	—	—	—	—	—	—	—	518,400	518,400
Financing lease right-of-use asset and liability measurement	—	26,899	26,899	—	—	—	—	23,664	23,664

The following tables present the effect of the restatement on the Company's previously reported unaudited condensed Consolidated Balance Sheets as of March 31, 2022, June 30, 2022 and September 30, 2022 and unaudited condensed Consolidated Statements of Comprehensive Income and condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022, the three and six months ended June 30, 2022 and the three and nine months ended September 30, 2022. The values as previously reported were derived from the previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022. The definitions of the amounts for each column are the same definitions stated in Note 1A.

	As of March 31, 2022			As of June 30, 2022			As of September 30, 2022
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Current assets:
Cash	$27,052,203	$(235,481)	$26,816,722	$22,767,595	$(237,012)	$22,530,583	$18,605,182	$(246,012)	$18,359,170
Accounts receivable, net	13,467,120	—	13,467,120	14,903,543	—	14,903,543	12,234,400	—	12,234,400
Contract receivables	—	—	—	543,687	—	543,687	1,270,902	—	1,270,902
Inventories	354,320	—	354,320	398,098	—	398,098	310,996	—	310,996
Prepaid expenses and other assets	10,081,436	(362,695)	9,718,741	6,142,613	(363,807)	5,778,806	4,852,262	(570,515)	4,281,747
Total current assets	50,955,079	(598,176)	50,356,903	44,755,536	(600,819)	44,154,717	37,273,742	(816,527)	36,457,215
Non-current assets:
Property and equipment, net	207,638	—	207,638	864,022	—	864,022	830,406	—	830,406
Operating lease right of use assets, net	693,524	—	693,524	708,876	—	708,876	1,193,161	—	1,193,161
Investments	4,210,358	(1,710,358)	2,500,000	4,210,358	(1,710,358)	2,500,000	2,546,574	—	2,546,574
Goodwill	7,992,121	(254,100)	7,738,021	10,636,284	797,894	11,434,178	12,127,124	(692,946)	11,434,178
Intangible assets, net	1,412,965	—	1,412,965	4,886,740	—	4,886,740	4,461,403	—	4,461,403
Total non-current assets	14,516,606	(1,964,458)	12,552,148	21,306,280	(912,464)	20,393,816	21,158,668	(692,946)	20,465,722
Total assets	$65,471,685	$(2,562,634)	$62,909,051	$66,061,816	$(1,513,283)	$64,548,533	$58,432,410	$(1,509,473)	$56,922,937
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,930,985	$21,010	$7,951,995	$7,946,023	$20,136	$7,966,159	$6,508,946	$20,176	$6,529,122
Accrued expenses	3,106,790	1,146,799	4,253,589	3,381,263	1,152,458	4,533,721	5,747,624	1,573,762	7,321,386
Contract liabilities		—	—	671,685	—	671,685	2,026,161	—	2,026,161
Customer deposits	7,234,914	—	7,234,914	3,286,073	—	3,286,073	1,929,829	—	1,929,829
Contingent consideration	1,563,000	—	1,563,000	2,612,678	—	2,612,678	2,400,771	—	2,400,771
Notes Payable	—	—	—	—	—	—	—	—	—
Operating lease liabilities	219,836	—	219,836	283,727	—	283,727	354,403	—	354,403
Total current liabilities	20,055,525	1,167,809	21,223,334	18,181,449	1,172,594	19,354,043	18,967,734	1,593,938	20,561,672
Non-current liabilities:

Operating lease liabilities, net of current portion	474,862	—	474,862	427,826	—	427,826	1,097,208	(440,625)	656,583
Deferred tax liability	332,565	(332,565)	—	1,201,112	(1,201,112)	—	863,325	(863,325)	—
Total non-current liabilities	807,427	(332,565)	474,862	1,628,938	(1,201,112)	427,826	1,960,533	(1,303,950)	656,583

Total liabilities	$20,862,952	$835,244	$21,698,196	$19,810,387	$(28,518)	$19,781,869	$20,928,267	$289,988	$21,218,255
Commitments and contingencies (note 10)

Stockholders’ equity
Preferred stock	—	—	—		—	—	—	—	—
Common stock	11,628	—	11,628	11,911	—	11,911	11,949	—	11,949
Additional paid-in capital	79,589,977	(254,100)	79,335,877	82,971,694	797,894	83,769,588	83,068,423	(692,946)	82,375,477
Treasury shares	(11,456,667)	—	(11,456,667)	(11,456,667)	—	(11,456,667)	(11,639,937)	—	(11,639,937)
Accumulated deficit	(23,536,205)	(3,143,778)	(26,679,983)	(25,275,509)	(2,282,659)	(27,558,168)	(33,936,292)	(1,106,515)	(35,042,807)
Total stockholders’ equity	44,608,733	(3,397,878)	41,210,855	46,251,429	(1,484,765)	44,766,664	37,504,143	(1,799,461)	35,704,682
Total liabilities and stockholders’ equity	$65,471,685	$(2,562,634)	$62,909,051	$66,061,816	$(1,513,283)	$64,548,533	$58,432,410	$(1,509,473)	$56,922,937

	Three months ended March 31, 2022			Three months ended June 30, 2022			Three months ended September 30, 2022
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Revenues:
Equipment systems	$17,067,344	$—	$17,067,344	$10,077,572	$1,315	$10,078,887	$3,879,271	$1,161	$3,880,432
Services	3,638,507	—	3,638,507	3,027,555	—	3,027,555	2,839,334	—	2,839,334
Construction design-build	—	—	—	2,917,321	—	2,917,321	5,384,267	—	5,384,267
Other	347,018	—	347,018	259,054	(1,315)	257,739	265,416	(1,161)	264,255
Total revenues	21,052,869	—	21,052,869	16,281,502	—	16,281,502	12,368,288	—	12,368,288
Cost of revenues:
Equipment systems	13,974,779	612,496	14,587,275	8,945,763	(266,618)	8,679,145	3,212,286	104,684	3,316,970
Services	1,929,248	(327,819)	1,601,429	951,672	319,993	1,271,665	1,796,967	7,958	1,804,925
Construction design-build	—	—	—	2,692,700	—	2,692,700	4,570,506	—	4,570,506
Other	246,822	—	246,822	189,421	—	189,421	195,938	—	195,938
Total cost of revenues	16,150,849	284,677	16,435,526	12,779,556	53,375	12,832,931	9,775,697	112,642	9,888,339
Gross profit	4,902,020	(284,677)	4,617,343	3,501,946	(53,375)	3,448,571	2,592,591	(112,642)	2,479,949

Operating expenses:
General and administrative	5,551,523	(15,315)	5,536,208	5,057,324	(50,884)	5,006,440	5,666,904	306,674	5,973,578
Depreciation and amortization	218,278	—	218,278	371,557	—	371,557	526,750	—	526,750
Business development	—	—	—	—	—	—	3,299,864	—	3,299,864
Total operating expenses	5,769,801	(15,315)	5,754,486	5,428,881	(50,884)	5,377,997	9,493,518	306,674	9,800,192
Loss from operations	(867,781)	(269,362)	(1,137,143)	(1,926,935)	(2,491)	(1,929,426)	(6,900,927)	(419,316)	(7,320,243)

Non-operating income (expense):
Interest expense	(7,658)	—	(7,658)	(7,659)	130	(7,529)	(6,953)	(130)	(7,083)
Interest income	79,852	—	79,852	47,274	—	47,274	94,203	—	94,203
Write-down of investment	—	—	—	—	—	—	(1,710,358)	1,710,358	—
Contingent consideration	—	—	—	—	—	—	—	—	—
Loss on settlement	—	—	—	—	—	—	—	—	—
Other income (expense)	(8,690)	(26,299)	(34,989)	71,564	(5,067)	66,497	(210,402)	(11,144)	(221,546)
Total non-operating income (expense)	63,504	(26,299)	37,205	111,179	(4,937)	106,242	(1,833,510)	1,699,084	(134,426)
Loss before income taxes	(804,277)	(295,661)	(1,099,938)	(1,815,756)	(7,428)	(1,823,184)	(8,734,437)	1,279,768	(7,454,669)

Income tax benefit	108,060	(108,060)	—	76,452	868,547	944,999	73,654	(103,624)	(29,970)
Net loss	(696,217)	(403,721)	(1,099,938)	(1,739,304)	861,119	(878,185)	(8,660,783)	1,176,144	(7,484,639)

Comprehensive loss	$(696,217)	$(403,721)	$(1,099,938)	$(1,739,304)	$861,119	$(878,185)	$(8,660,783)	$1,176,144	$(7,484,639)

Loss per share - basic and diluted	$(0.07)	$(0.04)	$(0.10)	$(0.17)	$0.08	$(0.08)	$(0.81)	$0.11	$(0.70)
Weighted average shares - basic and diluted	10,508,972	10,508,972	10,508,972	10,508,972	10,508,972	10,508,972	10,674,796	10,674,796	10,674,796

	Six months ended June 30, 2022			Nine months ended September 30, 2022
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Revenues:
Equipment systems	$27,144,916	$1,315	$27,146,231	$31,024,187	$2,476	$31,026,663
Services	6,666,062	—	6,666,062	9,505,396	—	9,505,396
Construction design-build	2,917,321	—	2,917,321	8,301,588	—	8,301,588
Other	606,072	(1,315)	604,757	871,488	(2,476)	869,012
Total revenues	37,334,371	—	37,334,371	49,702,659	—	49,702,659
Cost of revenues:
Equipment systems	22,920,542	345,878	23,266,420	26,132,828	450,562	26,583,390
Services	2,880,920	(7,826)	2,873,094	4,677,887	132	4,678,019
Construction design-build	2,692,700	—	2,692,700	7,263,206	—	7,263,206
Other	436,243	—	436,243	632,181	—	632,181
Total cost of revenues	28,930,405	338,052	29,268,457	38,706,102	450,694	39,156,796
Gross profit	8,403,966	(338,052)	8,065,914	10,996,557	(450,694)	10,545,863

Operating expenses:
General and administrative	10,608,847	(66,199)	10,542,648	16,275,751	240,475	16,516,226
Depreciation and Amortization	589,835	—	589,835	1,116,585	—	1,116,585
Business development	—	—	—	3,299,864	—	3,299,864
Total operating expenses	11,198,682	(66,199)	11,132,483	20,692,200	240,475	20,932,675
Loss from operations	(2,794,716)	(271,853)	(3,066,569)	(9,695,643)	(691,169)	(10,386,812)

Non-operating income (expense):
Interest expense	(15,317)	130	(15,187)	(22,270)	—	(22,270)
Interest income	127,126	—	127,126	221,329	—	221,329
Write-down of investment	—	—	—	(1,710,358)	1,710,358	—
Contingent consideration	—	—	—	—	—	—
Loss on settlement	—	—	—	—	—	—
Other income (expense)	62,874	(31,366)	31,508	(147,528)	(42,510)	(190,038)
Total non-operating income (expense)	174,683	(31,236)	143,447	(1,658,827)	1,667,848	9,021
Loss before income taxes	(2,620,033)	(303,089)	(2,923,122)	(11,354,470)	976,679	(10,377,791)

Income tax benefit	184,512	760,487	944,999	258,166	656,863	915,029
Net loss	$(2,435,521)	$457,398	$(1,978,123)	$(11,096,304)	$1,633,542	$(9,462,762)

Comprehensive loss	$(2,435,521)	$457,398	$(1,978,123)	$(11,096,304)	$1,633,542	$(9,462,762)

Loss per share - basic and diluted	$(0.23)	$0.04	$(0.19)	$(1.05)	$0.15	$(0.89)
Weighted average shares - basic and diluted	10,527,975	10,527,975	10,527,975	10,577,453	10,577,453	10,577,453

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2022, as originally stated	11,627,528	$11,628	$79,589,977	$(23,536,205)	$(11,456,667)	$44,608,733
Adjustments to goodwill due to using incorrect share price at acquisition date for equity portion of acquisition price			(254,100)			(254,100)
Various income statement adjustments on or prior to March 31, 2022				(3,143,778)		(3,143,778)
Balance, March 31, 2022, as restated	11,627,528	$11,628	$79,335,877	$(26,679,983)	$(11,456,667)	$41,210,855

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2022, as originally stated	11,911,043	$11,911	$82,971,694	$(25,275,509)	$(11,456,667)	$46,251,429
Adjustments to goodwill due to using incorrect share price at acquisition date for equity portion of acquisition price			(692,946)			(692,946)
Adjustments to goodwill due to inaccurate goodwill calculation in initial Emerald purchase price accounting			1,490,840
Various income statement adjustments on or prior to June 30, 2022				(2,282,659)		(2,282,659)
Balance, June 30, 2022, as restated	11,911,043	$11,911	$83,769,588	$(27,558,168)	$(11,456,667)	$44,766,664

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, September 30, 2022, as originally stated	11,948,718	$11,949	$83,068,423	$(33,936,292)	$(11,639,937)	$37,504,143
Adjustments to goodwill due to using incorrect share price at acquisition date for equity portion of acquisition price			(692,946)			(692,946)
Various income statement adjustments on or prior to September 30, 2022				(1,106,515)		(1,106,515)
Balance, September 30, 2022, as restated	11,948,718	$11,949	$82,375,477	$(35,042,807)	$(11,639,937)	$35,704,682

	Three months ended March 31, 2022			Six months ended June 30, 2022			Nine months ended September 30, 2022
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(696,217)	$(403,721)	$(1,099,938)	$(2,435,521)	$457,398	$(1,978,123)	$(11,096,304)	$1,633,542	$(9,462,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,278	—	218,278	589,835	—	589,835	1,116,585	—	1,116,585
Amortization of right-of-use assets	—	(27,405)	(27,405)	—	19,305	19,305	—	177,037	177,037
Stock-based compensation expense	882,000	(32,209)	849,791	1,764,000	438,829	2,202,829	1,860,767	—	1,860,767
Impairment of investment	—	—	—	—	—	—	1,710,358	(1,710,358)	—
Interest income on investments	(56,921)	56,921	—	(54,942)	54,942	—	(42,373)	(4,200)	(46,573)
Fair value adjustments to purchase price allocation	—	—	—	—	1,047,768	1,047,768	—	—	—
Changes in operating assets and liabilities (net of acquired amounts):

Accounts receivable and contract receivables	(354,181)	(1,493,933)	(1,848,114)	663,955	(1,330,912)	(666,957)	2,222,194	(947,223)	1,274,971
Prepaid expenses and other assets and property and equipment	1,439,679	(176,842)	1,262,837	6,275,334	(1,078,252)	5,197,082	7,150,147	(575,370)	6,574,777
Accounts payable, contract liabilities, customer deposits, and accrued expenses	(5,017,936)	1,866,516	(3,151,420)	(11,379,532)	1,812,568	(9,566,964)	(11,512,764)	3,294,646	(8,218,118)
Operating lease liability	(33,913)	69,570	35,657	(163,054)	101,711	(61,343)	(139,251)	(70,505)	(209,756)
Deferred tax liability	(108,060)	108,060	—	(184,512)	(730,238)	(914,750)	(258,166)	(656,864)	(915,030)
Customer deposits	—	—	—	—	—	—	—	—	—
Net cash used in operating activities	(3,727,271)	(33,043)	(3,760,314)	(4,924,437)	793,119	(4,131,318)	(8,988,807)	1,140,705	(7,848,102)

Cash flows from investing activities:
Business combinations, net of cash acquired	—	—	—	(2,709,148)	(1)	(2,709,149)	(2,709,148)	(1)	(2,709,149)
Proceeds from investments	(36,000)	68,210	32,210	—	—	—	—	—	—
Purchases of property and equipment	(32,336)	2	(32,334)	(374,630)	52,322	(322,308)	(252,902)	(95,031)	(347,933)
Net cash provided by (used in) investing activities	(68,336)	68,212	(124)	(3,083,778)	52,321	(3,031,457)	(2,962,050)	(95,032)	(3,057,082)

Cash flows from financing activities:
Proceeds from issuance of common stock	28,797	(1)	28,796	28,797	—	28,797	28,796	1	28,797
Repurchase of common stock	(3,773,177)	—	(3,773,177)	(3,773,177)	—	(3,773,177)	(3,956,447)	—	(3,956,447)
Repayment of finance lease liability	—	(35,418)	(35,418)	(72,000)	(61,360)	(133,360)	(108,500)	(54,458)	(162,958)
Net cash used in financing activities	(3,744,380)	(35,419)	(3,779,799)	(3,816,380)	(847,221)	(4,663,601)	(4,036,151)	(1,056,454)	(5,092,605)

Net change in cash	(7,539,987)	(250)	(7,540,237)	(11,824,595)	(1,781)	(11,826,376)	(15,987,008)	(10,781)	(15,997,789)
Cash at beginning of period	34,592,190	(235,231)	34,356,959	34,592,190	(235,231)	34,356,959	34,592,190	(235,231)	34,356,959
Cash at end of period	$27,052,203	$(235,481)	$26,816,722	$22,767,595	$(237,012)	$22,530,583	$18,605,182	$(246,012)	$18,359,170

Non Cash Investing and Financing Activities
Common stock and debt issued in acquisitions	—	—	—	—	11,662,570	11,662,570	—	11,662,570	11,662,570

Operating lease right-of-use asset and liability measurement	—	—	—	—	59,788	59,788	—	—	—
Financing lease right-of-use asset and liability measurement	—	—	—	—	69,600	69,600	—	69,600	69,600

NOTE 21 – SUBSEQUENT EVENTS
Term Loan
On October 1, 2024, urban-gro, Inc. (the “Company”) entered into an asset based term Loan Agreement (the “Loan”) with Grow Hill, LLC, a Washington limited liability company (the “Lender”) pursuant to which the Lender extended to the Company a secured loan of $2,100,000, to be used to assist the Company with cash management, including to support the Company’s growth in the cannabis industry. The Loan is for a term of 24 months and has an origination fee of $100,000, which was added to the amount of the Loan. There is no penalty to prepayment, except the Lender will receive at least $150,000 in minimum interest if Company chooses to prepay the Loan. The Loan contains standard events of default and representations and warranties by the Company and the Lender.
The Loan is evidenced by a Secured Promissory Note issued by the Company to the Lender (the “Grow Hill Promissory Note”). The Lender received a security interest in certain of the Company’s assets pursuant to a security agreement between the Company and the Lender (the “Security Agreement”), which does not include any assets of the Company’s subsidiaries, including those securing the Company’s existing line of credit. The Grow Hill Promissory Note accrues simple interest at an annual rate of fifteen percent (15%).
In connection with entering in the Loan, the Company issued to Lender a warrant (the “Warrant”) to purchase up to an aggregate of 160,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The Warrant is exercisable immediately, will expire on the five (5) year anniversary of issuance, and is exercisable on a cashless basis at the election of the holder.
Modification of Agreement with Bancroft Related to Line of Credit
On October 2, 2024, the Company amended its agreement with the Placement Agent to modify the terms of the cash and warrant compensation associated with the Line of Credit. Under this amendment, the threshold at which the second tranche of cash and warrant compensation was increased such that under the new agreement the Company has to draw more than $6,000,000 from the Line of Credit in order for the Placement Agent to earn an additional cash fee of $200,000 and an additional $200,000 worth of Placement Agent's Warrants to purchase the Company's common stock at a price per share equal to 110% of the daily volume weighted average closing price of the Company’s common stock on the Nasdaq exchange for a period consisting of ten (10) consecutive trading days ending on and inclusive of the trading day of the date that the draws exceeding $6,000,000 were to take place.
Increase in Shares Available to be Issued Under 2021 Omnibus Plan
In the Company's Annual Meeting on June 19, 2024 the Company’s shareholders approved an amendment to the Company's Omnibus 2021 Stock Incentive Plan ("the Plan") to increase the aggregate number of shares available for issuance under the Plan by 1,200,000 shares. All other descriptors of the Plan in Note 14 remain unchanged.
Equity Issuances After December 31, 2023
Subsequent to the year ended December 31, 2023, 1,251,051 RSUs were granted to employees, directors, and consultants with various vesting periods.
Settlement of Pullar Lawsuit
On May 5, 2022, Robert Pullar (“Pullar”) filed a lawsuit against urban-gro and Bradley Nattrass, in his capacity as the Company’s CEO, relating to a prior settlement agreement the Company had entered into with Pullar. On Friday, January 31, 2025, the parties entered a settlement agreement, without any admission of liability or wrongdoing, to settle all claims associated with the litigation in exchange for a cash payment by the Company to Pullar of $250,000 and an issuance of a warrant to purchase up to 75,000 shares of common stock with an exercise price per share of $1.00.