Form 10-Q
period 2024-06-30
urban-gro, Inc.
filed 2025-02-18
CIK 1706524

Fbacklog

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s only class of common stock outstanding as of February 18, 2025 was 12,696,557 shares.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to future events, challenges we may face, business strategy, future performance, future operations, backlog, financial position, estimated or projected revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “intend,” “could,” “should,” “believe,” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to:
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
These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
URBAN-GRO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)	(As Restated)
Current assets:
Cash	$384,796	$1,074,842
Accounts receivable, net	28,938,666	21,648,901
Contract receivables	7,281,596	8,436,567
Prepaid expenses and other assets	2,753,752	1,751,564
Total current assets	39,358,810	32,911,874
Non-current assets:
Property and equipment, net	1,152,119	1,419,393
Operating lease right of use assets, net	1,746,022	2,041,217
Goodwill	9,688,975	9,688,975
Intangible assets, net	3,061,633	3,451,608
Total non-current assets	15,648,749	16,601,193
Total assets	$55,007,559	$49,513,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,716,810	$24,203,769
Contract liabilities	5,085,043	3,950,133
Accrued expenses	4,655,619	5,284,278
Customer deposits	1,245,873	603,046
Contingent consideration	—	49,830
Notes payable	4,710,237	3,204,840
Operating lease liabilities	631,136	707,141
Total current liabilities	48,044,718	38,003,037
Non-current liabilities:
Operating lease liabilities	1,208,733	1,380,362
Deferred tax liability	(52,452)	44,313
Total non-current liabilities	1,156,281	1,424,675
Total liabilities	49,200,999	39,427,712
Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.10 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,012,299 issued and 12,562,466 outstanding as of June 30, 2024, and 13,522,669 issued and 12,072,836 outstanding as of December 31, 2023	14,012	13,523
Additional paid-in capital	89,635,763	88,389,756
Treasury shares, cost basis: 1,449,833 shares as of June 30, 2024 and as of December 31, 2023	(12,045,542)	(12,045,542)
Accumulated deficit	(71,797,673)	(66,272,382)
Total stockholders’ equity	5,806,560	10,085,355
Total liabilities and stockholders’ equity	$55,007,559	$49,513,067
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:	(Unaudited)	(As Restated)	(Unaudited)	(As Restated)
Equipment systems	$3,398,696	$4,688,534	$5,904,345	$7,593,569
Services	2,357,806	3,030,574	5,491,598	6,501,227
Construction design-build	12,059,096	10,592,469	21,742,909	20,787,807
Other	129,651	139,899	207,434	323,644
Total revenues and other income	17,945,249	18,451,476	33,346,286	35,206,247
Cost of revenues:
Equipment systems	2,753,497	4,139,294	4,923,608	6,547,775
Services	1,513,715	1,949,959	3,022,163	3,924,497
Construction design-build	11,181,017	9,755,240	19,856,346	18,985,213
Other	86,704	94,805	142,393	227,947
Total cost of revenues	15,534,933	15,939,298	27,944,510	29,685,432
Gross profit	2,410,316	2,512,178	5,401,776	5,520,815

Operating expenses:
General and administrative	4,668,954	6,235,206	9,746,820	13,920,236
Depreciation and Amortization	395,696	424,163	785,947	828,232
Business development	25,000	—	25,000	—
Total operating expenses	5,089,650	6,659,369	10,557,767	14,748,468
Loss from operations	(2,679,334)	(4,147,191)	(5,155,991)	(9,227,653)

Non-operating income (expense):
Interest expense	(311,706)	(44,989)	(411,010)	(118,205)
Interest income	155	75,060	236	148,191
Contingent consideration - change in fair value	—	—	—	(160,232)
Loss on settlement	—	(1,500,000)	—	(1,500,000)
Other income (expense)	(22,226)	(146,789)	(55,291)	(157,211)
Total non-operating income (expense)	(333,777)	(1,616,718)	(466,065)	(1,787,457)
Loss before income taxes	(3,013,111)	(5,763,909)	(5,622,056)	(11,015,110)

Income tax benefit	48,383	—	96,765	—
Net loss	$(2,964,728)	$(5,763,909)	$(5,525,291)	$(11,015,110)

Comprehensive loss	$(2,964,728)	$(5,763,909)	$(5,525,291)	$(11,015,110)

Net loss per share - basic and diluted	$(0.24)	$(0.53)	$(0.45)	$(1.01)
Weighted average shares - basic and diluted	12,423,421	10,945,978	12,249,520	10,859,820
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	13,522,669	$13,523	$88,389,756	$(66,272,382)	$(12,045,542)	$10,085,355
Stock-based compensation	—	—	656,576	—	—	656,576
Stock grant program vesting	245,925	246	(246)	—	—	—
Net loss	—	—	—	(2,560,563)	—	(2,560,563)
Balance, March 31, 2024	13,768,594	$13,769	$89,046,086	$(68,832,945)	$(12,045,542)	$8,181,368
Stock-based compensation	—	—	460,785	—	—	460,785
Stock grant program vesting	172,558	172	(172)	—	—	—
Stock issued for contingent consideration	71,147	71	129,064	—	—	129,135
Net loss	—	—	—	(2,964,728)	—	(2,964,728)
Balance, June 30, 2024	14,012,299	$14,012	$89,635,763	$(71,797,673)	$(12,045,542)	$5,806,560

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	12,292,104	$12,292	$84,189,965	$(40,834,721)	$(12,045,542)	$31,321,994
Stock-based compensation	—	—	479,641	—	—	479,641
Stock grant program vesting	96,285	96	(96)	—	—	—
Stock issued for contingent consideration	64,224	64	191,855	—	—	191,919
Net loss	—	—	—	(5,251,201)	—	(5,251,201)
Balance, March 31, 2023	12,452,613	$12,452	$84,861,365	$(46,085,922)	$(12,045,542)	$26,742,353
Stock-based compensation	—	—	622,547	—	—	622,547
Stock grant program vesting	86,020	86	(86)	—	—	—
Stock issued for contingent consideration	517,776	518	1,292,165	—	—	1,292,683
Net loss	—	—	—	(5,763,909)	—	(5,763,909)
Balance, June 30, 2023	13,056,409	$13,056	$86,775,991	$(51,849,831)	$(12,045,542)	$22,893,674
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:	(Unaudited)	(As Restated)
Net loss	$(5,525,291)	$(11,015,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	785,947	828,232
Amortization of right-of-use assets	263,775	168,250
Stock-based compensation expense	1,117,361	1,102,188
Interest income on investments	—	(25,653)
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable and contract receivables	(6,134,794)	(3,875,451)
Prepaid expenses and other assets and property and equipment	(696,442)	938,035
Accounts payable, contract liabilities, customer deposits, and accrued expenses	8,741,425	11,815,704
Change in contingent consideration from indemnification	—	(1,236,296)
Operating lease liability	(216,203)	(150,266)
Deferred tax liability	(96,765)	—
Net cash provided by (used in) operating activities	(1,760,987)	(1,290,135)

Cash flows from investing activities:
Purchases of property and equipment	(45,999)	(225,901)
Net cash provided by (used in) investing activities	(45,999)	(225,901)

Cash flows from financing activities:
Additions to notes payable	4,500,000	—
Repayment of notes payable	(3,300,350)	(1,891,496)
Repayment of finance lease liability	(82,710)	(54,763)
Payments to settle contingent consideration	—	—
Net cash used in financing activities	1,116,940	(1,946,259)

Net change in cash	(690,046)	(3,462,295)
Cash at beginning of period	1,074,842	11,754,349
Cash at end of period	$384,796	$8,292,054

Supplemental cash flow information:
Cash paid for interest	$399,218	$13,402
Net cash paid for income taxes	$24,785	$134,252

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use assets and liabilities extension	$—	$295,631
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION, ACQUISITIONS, AND LIQUIDITY
Organization
urban-gro, Inc. (together with its wholly owned subsidiaries, collectively "urban-gro," "we," "us," or the “Company") was originally formed on March 20, 2014, as a Colorado limited liability company. On March 10, 2017, we converted to a Colorado corporation and exchanged shares of our common stock for every member's interest issued and outstanding on the date of conversion. On October 29, 2020, we reincorporated as a Delaware corporation. On February 12, 2021, we completed an uplisting to the Nasdaq Capital Market ("Nasdaq") under the ticker symbol "UGRO".
urban-gro is an integrated professional services and Design-Build firm offering value-added architectural, engineering, and construction management solutions to the Controlled Environment Agriculture (“CEA”), industrial, healthcare, and other sectors. To serve our horticulture clients, we engineer, design and manage the construction of indoor CEA facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, construction, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. Further, we serve a broad range of commercial and governmental entities, providing them with planning, consulting, architectural, engineering and construction services for their facilities. As a full-service Design-Build provider, we serve as a trusted partner and advisor, affording clients the simplicity of a single point-of-contact and contract from project conception through completion.
Liquidity and Going Concern
The Company has produced multiple consecutive years of net losses and negative cash flows. The financial results described in these financial statements and our financial position as of June 30, 2024 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity, including decreasing headcount and operating expenses to expedite the Company's path to cash flow positive results. If necessary, the Company will seek to raise capital by issuing additional equity shares either through a private placement or on the open market. The Company may also seek to obtain additional debt financing for which there can be no guarantee. Management has concluded that these recent positive steps alleviate any substantial doubt about the Company's ability to continue its operations, and meet its financial obligations, for twelve moths from the date these consolidated financial statements are issued.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Condensed Consolidated Financial Statements
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for condensed financial reporting. The condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements in the Company’s Annual Report on Amendment No. 2 on Form 10-K/A for the year ended December 31, 2023.
Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Amendment No. 2 on Form 10-K/A for the year ended December 31, 2023. During the six months ended June 30, 2024, there were no material changes made to the Company’s significant accounting policies.
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
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	CEA		Commercial		Total
	2024	2023	2024	2023	2024	2023
Equipment systems	$3,398,696	$4,688,534	$—	$—	$3,398,696	$4,688,534
Services	1,009,450	1,255,978	1,348,356	1,774,596	2,357,806	3,030,574
Construction design-build	9,982,914	414,717	2,076,182	10,177,752	12,059,096	10,592,469
Other	129,651	139,899	—	—	129,651	139,899
Total revenues and other income	$14,520,711	$6,499,128	$3,424,538	$11,952,348	$17,945,249	$18,451,476
Relative percentage	81%	35%	19%	65%	100%	100%

	Six Months Ended June 30,
	CEA		Commercial		Total
	2024	2023	2024	2023	2024	2023
Equipment systems	$5,904,345	$7,593,569	$—	$—	$5,904,345	$7,593,569
Services	1,877,357	2,813,153	3,614,241	3,688,074	5,491,598	6,501,227
Construction design-build	10,798,893	786,560	10,944,016	20,001,247	21,742,909	20,787,807
Other	207,434	323,644	—	—	207,434	323,644
Total revenues and other income	$18,788,029	$11,516,926	$14,558,257	$23,689,321	$33,346,286	$35,206,247
Relative percentage	56%	33%	44%	67%	100%	100%
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
The timing of when the Company bills customers on long-term construction design-build contracts is generally dependent upon agreed-upon contractual terms, which may include milestone billings based on the completion of certain phases of the work, or when services are provided. When as a result of contingencies, billings cannot occur until after the related revenue has been recognized, the result is unbilled revenue, which is included in contract assets. Additionally, when the Company receives advances or deposits from customers before revenue is recognized; the result is deferred revenue, which is included in contract liabilities. Retainage subject to conditions other than the passage of time are included in contract assets and contract liabilities.
Contract assets represent revenues recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts. Contract liabilities represent the Company’s obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which contract receivables are outstanding.
The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2024	December 31, 2023
Contract assets:		(As Restated)
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$6,338,357	$7,729,531
Retainage included in contract assets due to being conditional on something other than solely passage of time	943,239	707,036
Total contract assets	$7,281,596	$8,436,567

	June 30, 2024	December 31, 2023
Contract liabilities:		(As Restated)
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability)	$4,981,662	$3,895,826
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	103,381	54,307
Total contract liabilities	$5,085,043	$3,950,133
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
NOTE 4 – RELATED PARTY TRANSACTIONS
A director of the Company is an owner of Cloud 9 Support, LLC (“Cloud 9”) and Potco LLC (“Potco”). Cloud 9 purchases materials from the Company for use with its customers and Potco purchases equipment from the Company for use in its cultivation facility. Another director of the Company is working on a vertical farming innovation model with a group of CEA experts (the “CEA Consortium”). The CEA Consortium contracts services from the Company related to their business model. The table below presents the revenues for these related party entities for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	2024	2023	2024	2023
Revenue - Cloud 9	$—	$462	$—	$462
Revenue - Potco	3,266	398,712	3,266	935,164
Revenue - CEA Consortium	$—	$—	$—	$—
Total revenues from related party transactions	$3,266	$399,174	$3,266	$935,626

The table below presents the accounts receivable from these related party entities as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Accounts receivable - Cloud 9	$—	$—
Accounts receivable - Potco	159,822	163,088
Accounts receivable - CEA Consortium	$245,000	$245,000
Total accounts receivable due from related party transactions	$404,822	$408,088
NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders, prepaid services and fees, inventories, and other assets. These amounts are summarized as follows:

	June 30, 2024	December 31, 2023
Vendor prepayments	$1,694,227	$130,522
Prepaid services and fees	811,845	1,168,309
Inventories	212,686	228,858
Other assets	34,994	223,875
Total Prepaid expenses and other assets	$2,753,752	$1,751,564
NOTE 6 – PROPERTY AND EQUIPMENT, NET
Property and equipment balances are summarized as follows:

	June 30, 2024	December 31, 2023
Computers and technology equipment	$337,107	$294,322
Furniture and fixtures	325,485	325,485
Leasehold improvements	228,759	228,760
Vehicles	432,823	432,823
Software	1,090,784	1,087,569
Other equipment	145,950	145,950
Total property and equipment	2,560,908	2,514,909
Accumulated depreciation	(1,408,789)	(1,095,516)
Total property and equipment, net	$1,152,119	$1,419,393
Depreciation expense for the three months ended June 30, 2024, and 2023 totaled $200,708 and $159,997, respectively and totaled $395,972 and $254,047 for the six months June 30, 2024 and 2023 ended respectively.

NOTE 7 – INVESTMENTS
As of June 30, 2024 and December 31, 2023 the Company did not have any investments.
XS Financial
On October 30, 2021, the Company participated in a convertible note offering of Xtraction Services, Inc., a/k/a XS Financial Inc. (CSE: XSF) (OTCQB: XSHLF) ("XSF"), a specialty finance company providing CAPEX financing solutions, including equipment leasing, to CEA companies in the United States. The Company invested $2,500,000 of a total $43,500,000 raised by XSF. Prior to any Nasdaq listing, the investment incurs 9.5% interest payable, of which, 7.5% is cash interest and 2.0% is interest paid in kind. Subsequent to any Nasdaq listing by XSF, the investment incurs 8.0% cash interest. The debt matures on October 28, 2023, with a one-year option at the sole discretion of XSF to extend the maturity date. In addition, the Company received 1,250,000 warrants denominated in Canadian dollars ("C$") with a C$0.45 exercise price as subject to the warrant instrument. No value was attributed to the warrants at the time of the investment. In August 2023, the Company entered into an agreement to sell back its investment to XSF for $2.3 million and cancel the warrants. The Company received the $2.3 million in proceeds on August 30, 2023. In connection with the agreement to sell the investment, the Company recorded an impairment loss of $0.3 million for the three months ended September 30, 2023.
NOTE 8 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has recorded goodwill in conjunction with the acquisitions it has completed. The goodwill balances as of June 30, 2024 and December 31, 2023 were $9,688,975 and $9,688,975, respectively. Goodwill is not amortized. The Company did not record any impairment charges related to goodwill for the three or six months ended June 30, 2024 and 2023.
Intangible Assets Other Than Goodwill
Intangible assets as of June 30, 2024 and December 31, 2023 consisted of the following:

	As of June 30, 2024
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$3,269,201	$(1,216,918)	$2,052,283
Trademarks and trade names	1,778,000	(841,217)	936,783
Backlog	707,400	(707,400)	—
Licenses	16,437	(16,437)	—
Total finite-lived intangible assets:	5,771,038	(2,781,972)	2,989,066
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Patents	44,276	—	44,276
Total indefinite-lived intangible assets	72,567	—	72,567
Total intangible assets, net	$5,843,605	$(2,781,972)	$3,061,633

	December 31, 2023
	(As Restated)
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$3,269,201	$(1,004,743)	$2,264,458
Trademarks and trade names	1,778,000	(663,417)	1,114,583
Backlog	707,400	(707,400)	—
Licenses	16,437	(16,437)	—
Total finite-lived intangible assets:	5,771,038	(2,391,997)	3,379,041
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Patents	44,276	—	44,276
Total indefinite-lived intangible assets	72,567	—	72,567
Total intangible assets, net	$5,843,605	$(2,391,997)	$3,451,608
Amortization expense for intangible assets subject to amortization for the three months ended June 30, 2024 and 2023 was $194,988 and $264,166, respectively and totaled $389,975 and $574,185 for the six months ended June 30, 2024 and 2023, respectively. The estimated future amortization expense for intangible assets subject to amortization as of June 30, 2024 is summarized below:

For the years ending December 31,	Estimated Future Amortization Expense
Remainder of 2024	$389,980
2025	779,948
2026	738,364
2027	513,714
2028	405,306
2029	161,754
Total estimated future amortization expense	$2,989,066
NOTE 9 – ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	June 30, 2024	December 31, 2023
Accrued operating expenses	$304,330	$277,987
Accrued wages and related expenses	854,328	1,349,195
Business development accrual	196,187	376,816
Accrued 401(k)	60,468	66,642
Accrued interest expense	74,795	26,000
Accrued sales tax payable	3,165,511	3,187,638
Total accrued expenses	$4,655,619	$5,284,278
Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2017 through 2023.

NOTE 10 – NOTES PAYABLE
The table below shows outstanding notes payable amounts as of June 30, 2024 and December 31, 2023.

	As of
	June 30, 2024	December 31, 2023
Line of credit	$4,500,000	$2,500,000
DVO note	6,508	575,240
Other financing agreements	203,729	129,600
Total	$4,710,237	$3,204,840
Less current maturities	(4,710,237)	(3,204,840)
Long Term	—	–
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
2.If and when Emerald draws more than $4,500,000 from the Line of Credit, the Placement Agent will earn an additional cash fee of $200,000, and an additional $200,000 worth of Placement Agent’s Warrants to purchase the Company’s common stock at a price per share equal to 110% of the daily volume weighted average closing price of the Company’s common stock on the Nasdaq exchange for a period consisting of ten (10) consecutive trading days ending on and inclusive of the trading day of the date that the draws exceeding $4,500,000 were to take place.
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

NOTE 11 – OPERATING LEASE LIABILITIES AND COMMITMENTS AND CONTINGENCIES
The Company has seven operating office lease liabilities and one finance office lease liability with an imputed annual interest rate of 8.0%. Five of the leases were assigned to the Company in connection with its various acquisitions. The remaining lease terms range from less than a year to 6 years, as of June 30, 2024. The following is a summary of operating lease liabilities:

	June 30, 2024	December 31, 2023
Operating lease liabilities related to right of use assets	$1,839,869	$2,087,503
Less current portion	(631,136)	(707,141)
Long term	$1,208,733	$1,380,362
The following is a schedule showing total future minimum lease payments:

For the years ending December 31,	Minimum Lease Payments
Remainder of 2024	$386,553
2025	675,839
2026	488,853
2027	365,430
2028	256,844
Thereafter	82,488
Total minimum lease payments	2,256,007
Less: Amount representing interest	(416,138)
Net lease obligations	$1,839,869
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

NOTE 12 – RISKS AND UNCERTAINTIES
Concentration Risk
The table below shows customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:
Customers exceeding 10% of revenue

	Three Months Ended June 30,		Six Months Ended June 30,
Company Customer Number	2024	2023	2024	2023
C000002393	*	14%	*	*
C000002187	*	26%	24%	26%
C000002463	*	*	*	12%
C000002552	65%	*	36%	*

*Amounts less than 10%
Customers exceeding 10% of accounts receivable

	As of June 30,	As of December 31,
Company Customer Number	2024	2023
C000002187	14%	57%
C000002552	38%	*

*Amounts less than 10%
The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:
Vendors exceeding 10% of purchases

	Three Months Ended June 30,		Six Months Ended June 30,
Company Vendor Number	2024	2023	2024	2023
V000002275	*	*	*	11%
V000002198	15%	*	16%	*
V000002503	23%	*	25%	*

*Amounts less than 10%
Vendors exceeding 10% of accounts payable

	As of June 30,	As of December 31,
Company Vendor Number	2024	2023
V000002275	11%	13%
V000002503	20%	*
V000002198	10%	*
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
NOTE 13 – STOCK-BASED COMPENSATION

Based on the vesting schedule of the grants of restricted stock units (“RSU” or “RSUs”) and options, stock-based compensation expense for the three months ended June 30, 2024 and 2023 totaled $460,785 and $622,547, respectively, and totaled $1,117,361 and $1,102,188 for the six months ended June 30, 2024, and 2023, respectively.

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
The following schedule shows grants of RSU activity for the six months ended June 30, 2024:

Number of Shares

Grants of RSUs unvested as of December 31, 2023	580,292
Grants of RSUs	1,034,551
Forfeiture/cancelled	(31,106)
Grants of RSUs vested and issued	(495,467)
Grants of RSUs unvested as of June 30, 2024	1,088,270

The following table summarizes the vesting time periods of these unvested RSUs:

Number of Shares	Vesting Time Period
119,812	Remainder of 2024
432,565	2025
315,851	2026
319,916	2027
1,188,144
The following schedule shows stock option activity for the six months ended June 30, 2024.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2023	501,829	4.7	$6.81
Issued	—	0	$—
Forfeited	(41,409)	0	$6.64
Exercised	—	0	$—
Stock options outstanding as of June 30, 2024	460,420	4.3	$6.82
Stock options exercisable as of June 30, 2024	446,511	6.8	$6.82
As of June 30, 2024, the Company has $0 in unrecognized stock-based compensation expense related to these stock options. The aggregate intrinsic value of the options outstanding and exercisable at June 30, 2024 is $0.
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
The Company did not repurchase shares of common stock either during the six months ended June 30, 2024 or during the three months ended June 30, 2023. As of June 30, 2024, we have $1.4 million remaining under the repurchase program.
In February 2021, the Company repurchased 350,000 shares of common stock with an average price per share of $8.50, for a total of $3.0 million, outside of any stock repurchase or publicly announced program.
NOTE 15 – WARRANTS
The following table shows warrant activity for the six months ended June 30, 2024.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2023	511,681	$8.74
Issued	—	$—
Exercised	—	$—
Expired	(25,650)	$14.46
Warrants outstanding as of June 30, 2024	486,031	$8.44
Warrants exercisable as of June 30, 2024	486,031	$8.44
The aggregate intrinsic value of the warrants outstanding and exercisable as of June 30, 2024 is $13,456.
NOTE 16 – INCOME TAXES
The Company has experienced cumulative losses for both book and tax purposes since inception. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and any tax assets that that the Company may be entitled to have been fully reserved based on management’s current estimates. Management intends to continue maintaining a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.The deferred income tax benefit for the six months ended June 30, 2024 and 2023 relates to the reduction in the deferred tax liability associated with the amortization of the intangible assets from the acquisitions of the 2WR Entities and Emerald. The Company records state income taxes paid during the year within the Other income (expense) financial statement line item.

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
Equity Issuances After June 30, 2024
Subsequent to June 30, 2024, 216,500 RSUs were granted to employees, directors, and consultants with various vesting periods.
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
OVERVIEW AND HISTORY
urban-gro, Inc. is an integrated professional services and Design-Build firm offering solutions to the Controlled Environment Agriculture (“CEA”) and other industrial sectors. Our business specializes in fee-based, knowledge-driven services and value-added equipment procurement and integration. We generate income income from our ability to drive revenue through the provision of architectural, engineering, systems procurement and integration, and construction services to clients across CEA and commercial markets. In CEA, our clients include cannabis and produce operators and facilitators throughout the United States, Canada, and Europe. In commercial sectors, we work with leading food and beverage Commercial Packaged Goods (“CPG”) companies, higher education institutions, municipalities and government agencies, hospitality brands, and more.
RESULTS OF OPERATIONS
Comparison of Results of Operations for the three months ended June 30, 2024 and 2023
During the three months ended June 30, 2024, we generated revenues of $17.9 million compared to revenues of $18.5 million during the three months ended June 30, 2023, a decrease of $0.5 million, or approximately 3%. This decrease in revenues is the net result of the following changes in individual revenue components:
•Equipment systems revenue decreased $1.3 million due to continued weak market conditions in the CEA sector and a subsequent reduction in the number of projects available to bid on as our clients’ access to incremental capital continues to remain tight;
•Services revenue decreased $0.7 million due to headwinds that continue to be faced in the CEA sector that limited the kickoff of new design contracts as well as a decrease in revenue from commercial customers correlated with a reduction in the number of contracts signed; and
•Construction design-build revenue increased $1.5 million due to the execution of a limited notice to proceed with a construction design-build contract in the CEA sector.
During the three months ended June 30, 2024, cost of revenues was $15.5 million compared to $15.9 million during the three months ended June 30, 2023, a decrease of $0.4 million, or approximately 3%. Gross profit was $2.4 million (13% of revenues) during the three months ended June 30, 2024, compared to $2.5 million (14% of revenue) during the three months ended June 30, 2023. The decrease in gross profit dollars was the result of the decrease in revenues. The decrease in gross profit as a percentage of revenues was the net result of reduced margins in Construction design-build projects and increased margins in Equipment systems as compared to the prior year. Construction design-build gross profit was reduced primarily due to a legacy project that incurred costs that could not be billed back to the customer.
Operating expenses decreased by $1.6 million, or approximately 24%, to $5.1 million for the three months ended June 30, 2024 compared to $6.7 million for the three months ended June 30, 2023. The $1.6 million decrease in general and administrative expenses was a result of the previously disclosed initiative in the first quarter to reduce operating expenses by reducing salary and personnel related costs through a reduction in force and elimination of the incentive retention plan in 2024.
Non-operating expense was $0.3 million for the three months ended June 30, 2024, compared to non-operating expense of $1.6 million for the three months ended June 30, 2023. Non-operating expense for the three months ended June 30, 2023 included a settlement of $1.5 million.
As a result of the above, for the three months ended June 30, 2024, we incurred a net loss of $3.0 million, or a net loss per share of $0.24, compared to a net loss of $5.8 million, or a net loss per share of $0.53 for the three months ended June 30, 2023.
Comparison of Results of Operations for the six months ended June 30, 2024 and 2023
During the six months ended June 30, 2024, we generated revenues of $33.3 million compared to revenues of $35.2 million during the six months ended June 30, 2023, a decrease of $1.9 million, or approximately 5%. This decrease in revenues is the result of the following changes in individual revenue components:
•Equipment systems revenue decreased $1.7 million due to weak market conditions in the CEA sector and a subsequent reduction in the number of projects available to bid on as our clients’ access to incremental capital continues to remain tight;

•Services revenue decreased $1.0 million due to headwinds that continue to be faced in the CEA sector that limited the kickoff of new design contracts as well as a decrease in revenue from commercial customers correlated with a reduction in the number of contracts signed;
•Construction design-build revenue increased $1.0 million due to the execution of a limited notice to proceed with a construction design-build contract in the CEA sector; and
•Other revenues decreased $0.1 million.
During the six months ended June 30, 2024, cost of revenues was $27.9 million compared to $29.7 million during the six months ended June 30, 2023, a decrease of $1.7 million, or approximately 6%. Gross profit was $5.4 million (16% of revenues) during the six months ended June 30, 2024, compared to $5.5 million (16% of revenue) during the six months ended June 30, 2023. This decrease in gross profit dollars was due to lower revenue. Gross profit margins remained consistent between periods.
Operating expenses decreased by $4.2 million, or approximately 28%, to $10.6 million for the six months ended June 30, 2024 compared to $14.7 million for the six months ended June 30, 2023. This overall decrease in operating expenses was the result of decreases in salary and personnel related costs, including elimination of the incentive retention plan in 2024.
Non-operating expense was $0.5 million for the six months ended June 30, 2024, compared to non-operating expense of $1.8 million for the six months ended June 30, 2023. Non-operating expense for the six months ended June 30, 2023 included a settlement of $1.5 million.
As a result of the above, for the six months ended June 30, 2024, we incurred a net loss of $5.5 million, or a net loss per share of $0.45, compared to a net loss of $11.0 million, or a net loss per share of $1.01 for the six months ended June 30, 2023.

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

The following table reconciles net income (loss) attributable to the Company to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss (GAAP)	$(2,964,728)	$(5,763,909)	$(5,525,291)	$(11,015,110)
Interest expense	311,706	44,989	411,010	118,205
Interest income	(155)	(75,060)	(236)	(148,191)
Federal and state income tax (provisions)	(48,383)	—	(96,765)	—
Federal and state income tax payments	15,175	110,765	38,150	134,252
Depreciation and amortization	395,696	424,160	785,947	828,232
EBITDA (non-GAAP)	(2,290,689)	(5,259,055)	(4,387,185)	(10,082,612)

Non-recurring professional fees	152,275	267,873	377,653	484,611
Contingent consideration - change in fair value	—	—	—	160,232
Contingent consideration - DVO acquisition	72,556	80,431	147,361	126,698
Reduction in force costs	21,232	263,003	465,027	263,003
One time business development expenses	25,000	—	25,000	—
Retention incentive	—	192,000	—	642,000
Loss on settlement	—	1,500,000	—	1,500,000
Stock-based compensation	460,785	622,547	1,117,361	1,102,188
Transaction costs	—	26,857	—	61,938
Adjusted EBITDA (non-GAAP)	$(1,558,841)	$(2,306,344)	$(2,254,783)	$(5,741,942)

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2024, we had negative working capital of $8.7 million, compared to negative working capital of $5.1 million as of December 31, 2023, a decrease of $3.6 million. This decrease in working capital was primarily due to the net effects of the following:
•an increase in accounts payable, accrued expenses, and contract liabilities of $8.7 million;
•an increase in the line of credit of $2.0 million;
•an increase in accounts receivable, net and contract receivables of $6.1 million.
These changes were primarily the result of the negative operating results experienced for the six months ended June 30, 2024.
On December 13, 2023, UG Construction, Inc. ("UG Construction"), a wholly owned subsidiary of the Company, entered into an interest only asset based revolving loan agreement (the “Line of Credit") with Gemini Finance Corp. ("Lender") pursuant to which Lender extended to UG Construction the Line of Credit in an amount not to exceed $10.0 million to be used to assist UG Construction and the Company with cash management. Lender will consider requests under the Line of Credit, which Lender may accept or reject in its discretion, until September 12, 2024 (the “Initial Term"), subject to an automatic extension for an additional nine-month term until May 12, 2025, provided that UG Construction is in compliance with all the terms of the applicable loan documents and Lender has not sent a written notice of non-renewal at least 60 days prior to expiration of the Initial Term. The Line of Credit contains standard events of default and representations and warranties by UG Construction and the Lender and the Company has entered into a Continuing Guaranty pursuant to which the Company will guarantee repayment of the loans associated with the Line of Credit (the “Guaranty Agreement”). Loans made under the Line of Credit earns interest at a monthly rate of one and seventy-five hundredths percent (1.75%). As of June 30, 2024, we had borrowed $4.5 million under the Line of Credit.
As of June 30, 2024, we had cash of $0.4 million, which represented a decrease of $0.7 million from December 31, 2023 due to the following changes during the three months ended June 30, 2024:
•Net cash used by operating activities was $1.8 million. This use of cash is the net effect of the net loss of $3.0 million, offset by non-cash expenses of $2.2 million, and a reduction in net operating assets and liabilities of $1.6 million. See the condensed consolidated statements of cash flows for further details on the non-cash expenses and net changes in operating assets and liabilities;
•Net cash used in investing activities was $0.0 million. We have no material commitments for capital expenditures as of June 30, 2024.
•Net cash provided by financing activities was $1.1 million. Cash used from financing activities primarily relates to cash provided by our Line of Credit and other financing agreements of $4.5 million offset by $3.3 million of payments made on the line of credit and other financing agreements.
INFLATION
Inflation on the costs of labor, raw materials and other items that are critical to our business has resulted in increased costs for our customers. In addition, the U.S. Government has responded to inflation by raising interest rates, which has increased the cost of capital for our customers. We believe this has resulted in some customers delaying projects, reducing the scope of projects or potentially canceling projects, as well as increased costs of our operations, which has negatively impacted the results of our operations during the quarter ended March 31, 2024. We maintain strategies to mitigate the impact of higher material, energy and commodity costs, including cost reduction, alternative sourcing strategies, and passing along cost increase to customers, which may offset only a portion of the adverse impact.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Amendment No. 2 on Form 10-K/A for the year ended

December 31, 2023. During the six months ended June 30, 2024, there were no material changes made to the Company’s significant accounting policies.
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
ITEM 4. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
Based on this evaluation by our management team, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the material weaknesses in our internal control over financial reporting described in the Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023.
We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2024, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Plan to Remediate the Material Weaknesses
As it relates to the material weaknesses that existed as of June 30, 2024, we are currently in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weaknesses described in the Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023. There have been no changes to the remediation plan described in the Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we become involved in or are threatened with legal disputes. Most of these disputes are not likely to have a material effect on our business, financial condition, or operations. There are no new material legal proceedings that were initiated or terminated during the period covered by this report and there were no material developments in the material proceedings identified in Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 during the period covered by this report.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023, each of which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described herein and in those filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Annual Report on Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sale of Unregistered Securities
None.
Repurchase of Equity Securities
We did not repurchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Amendment No. 2 to, urban-gro, Inc 2021 Omnibus Stock Incentive Plan.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2025.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass
Chairperson of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Akright
Richard A. Akright
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)