Form 10-Q
period 2024-09-30
urban-gro, Inc.
filed 2025-02-18
CIK 1706524

Fbacklog

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
URBAN-GRO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$1,136,840	$1,074,842
Accounts receivable, net	24,040,022	21,648,901
Contract receivables	4,494,635	8,436,567
Prepaid expenses and other assets	4,110,494	1,751,564
Total current assets	33,781,991	32,911,874
Non-current assets:
Property and equipment, net	1,045,554	1,419,393
Operating lease right of use assets, net	1,822,881	2,041,217
Goodwill	9,688,975	9,688,975
Intangible assets, net	2,866,648	3,451,608
Total non-current assets	15,424,058	16,601,193
Total assets	$49,206,049	$49,513,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,529,832	$24,203,769
Contract liabilities	5,582,430	3,950,133
Accrued expenses	4,496,227	5,284,278
Customer deposits	3,831,796	603,046
Contingent consideration	—	49,830
Notes payable	4,539,665	3,204,840
Operating lease liabilities	694,425	707,141
Total current liabilities	45,674,375	38,003,037
Non-current liabilities:
Operating lease liabilities	1,205,176	1,380,362
Deferred tax asset/(liability)	(66,138)	44,313
Total non-current liabilities	1,139,038	1,424,675
Total liabilities	46,813,413	39,427,712
Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.10 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,063,337 issued and 12,613,504 outstanding as of September 30, 2024, and 13,522,669 issued and 12,072,836 outstanding as of December 31, 2023	14,063	13,523
Additional paid-in capital	89,979,596	88,389,756
Treasury shares, cost basis: 1,449,833 shares as of September 30, 2024 and as of December 31, 2023	(12,045,542)	(12,045,542)
Accumulated deficit	(75,555,481)	(66,272,382)
Total stockholders’ equity	2,392,636	10,085,355
Total liabilities and stockholders’ equity	$49,206,049	$49,513,067
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Equipment systems	$3,720,174	$3,035,758	$9,624,514	$10,629,327
Services	1,913,246	2,898,741	7,404,843	9,399,968
Construction design-build	4,172,110	13,466,093	25,915,018	34,253,900
Other	83,727	186,337	291,161	509,981
Total revenues and other income	9,889,257	19,586,929	43,235,536	54,793,176
Cost of revenues:
Equipment systems	3,290,624	2,774,147	8,214,233	9,321,922
Services	1,356,925	1,768,166	4,379,087	5,692,663
Construction design-build	3,932,699	12,483,972	23,789,045	31,469,185
Other	57,935	137,359	200,328	365,306
Total cost of revenues	8,638,183	17,163,644	36,582,693	46,849,076
Gross profit	1,251,074	2,423,285	6,652,843	7,944,100

Operating expenses:
General and administrative	4,386,050	5,558,767	14,132,862	19,479,003
Depreciation and Amortization	383,304	372,969	1,169,250	1,201,201
Business development	—	—	25,000	—
Total operating expenses	4,769,354	5,931,736	15,327,112	20,680,204
Loss from operations	(3,518,280)	(3,508,451)	(8,674,269)	(12,736,104)

Non-operating income (expense):
Interest expense	(220,472)	(39,929)	(631,484)	(158,134)
Interest income	285	19,461	521	167,652
Write-down of investment	—	(258,492)	—	(258,492)
Contingent consideration - change in fair value	—	—	—	(160,232)
Loss on settlement	—	—	—	(1,500,000)
Other income (expense)	(33,026)	(34,711)	(88,318)	(191,922)
Total non-operating income (expense)	(253,213)	(313,671)	(719,281)	(2,101,128)
Loss before income taxes	(3,771,493)	(3,822,122)	(9,393,550)	(14,837,232)

Income tax benefit	13,685	—	110,451	—
Net loss	$(3,757,808)	$(3,822,122)	$(9,283,099)	$(14,837,232)

Comprehensive loss	$(3,757,808)	$(3,822,122)	$(9,283,099)	$(14,837,232)

Net loss per share - basic and diluted	$(0.30)	$(0.33)	$(0.76)	$(1.37)
Weighted average shares - basic and diluted	12,423,421	11,649,790	12,249,520	10,859,820
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	13,522,669	$13,523	$88,389,756	$(66,272,382)	$(12,045,542)	$10,085,355
Stock-based compensation	—	—	656,576	—	—	656,576
Stock grant program vesting	245,925	246	(246)	—	—	—
Net loss	—	—	—	(2,560,563)	—	(2,560,563)
Balance, March 31, 2024	13,768,594	$13,769	$89,046,086	$(68,832,945)	$(12,045,542)	$8,181,368
Stock-based compensation	—	—	460,785	—	—	460,785
Stock grant program vesting	172,558	172	(172)	—	—	—
Stock issued for contingent consideration	71,147	71	129,064	—	—	129,135
Net loss	—	—	—	(2,964,728)	—	(2,964,728)
Balance, June 30, 2024	14,012,299	$14,012	$89,635,763	$(71,797,673)	$(12,045,542)	$5,806,560
Stock-based compensation	—	—	343,884	—	—	343,884
Stock grant program vesting	51,038	51	(51)	—	—	—
Net loss	—	—	—	(3,757,808)	—	(3,757,808)
Balance, September 30, 2024	14,063,337	$14,063	$89,979,596	$(75,555,481)	$(12,045,542)	$2,392,636

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	12,292,104	$12,292	$84,189,965	$(40,834,721)	$(12,045,542)	$31,321,994
Stock-based compensation	—	—	479,641	—	—	479,641
Stock grant program vesting	96,285	96	(96)	—	—	—
Stock issued for contingent consideration	64,224	64	191,855	—	—	191,919
Net loss	—	—	—	(5,251,201)	—	(5,251,201)
Balance, March 31, 2023	12,452,613	$12,452	$84,861,365	$(46,085,922)	$(12,045,542)	$26,742,353
Stock-based compensation	—	—	622,547	—	—	622,547
Stock grant program vesting	86,020	86	(86)	—	—	—
Stock issued for contingent consideration	517,776	518	1,292,165	—	—	1,292,683
Net loss	—	—	—	(5,763,909)	—	(5,763,909)
Balance, June 30, 2023	13,056,409	$13,056	$86,775,991	$(51,849,831)	$(12,045,542)	$22,893,674
Stock-based compensation	—	—	343,884	—	—	343,884
Stock grant program vesting	8,772	9	(9)	—	—	—
Stock issued for contingent consideration	55,232	55	76,713	—	—	76,768
Net loss	—	—	—	(3,822,122)	—	(3,822,122)
Balance, September 30, 2023	13,120,413	$13,120	$87,196,579	$(55,671,953)	$(12,045,542)	$19,492,204
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,283,099)	$(14,837,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,169,250	1,201,201
Amortization of right-of-use assets	156,742	323,002
Stock-based compensation expense	1,461,245	1,985,683
Impairment of investment	—	258,492
Change in fair value of contingent consideration	79,305	160,232
Interest income from investments	—	(25,653)
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable and contract receivables	1,550,811	(6,881,091)
Prepaid expenses and other assets and property and equipment	(2,053,184)	1,316,110
Accounts payable, contract liabilities, customer deposits, and accrued expenses	6,399,059	11,017,672
Change in contingent consideration from indemnification	—	(917,699)
Operating lease liability	(146,029)	(298,405)
Deferred tax liability	(110,451)	—
Net cash provided by (used in) operating activities	(776,351)	(6,697,688)

Cash flows from investing activities:
Sale of investment	—	2,326,468
Purchases of property and equipment	(97,578)	(420,982)
Net cash provided by (used in) investing activities	(97,578)	1,905,486

Cash flows from financing activities:
Additions to notes payable	5,838,000	—
Repayment of notes payable	(4,808,921)	(1,867,907)
Repayment of finance lease liability	(93,152)	(117,586)
Payments to settle contingent consideration	—	(479,457)
Net cash used in financing activities	935,927	(2,464,950)

Net change in cash	61,998	(7,257,152)
Cash at beginning of period	1,074,842	11,754,349
Cash at end of period	$1,136,840	$4,497,197

Supplemental cash flow information:
Cash paid for interest	$399,218	$13,402
Net cash paid for income taxes	$24,785	$134,252

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use assets and liabilities extension	$—	$295,631
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION, ACQUISITIONS, AND LIQUIDITY
Organization
urban-gro, Inc. (“we,” “us,” “our,” the “Company,” or “urban-gro”) is an integrated professional services and Design-Build firm offering value-added architectural, engineering, and construction management solutions to the Controlled Environment Agriculture (“CEA”), industrial, healthcare, and other sectors. To serve our horticulture clients, we engineer, design and manage the construction of indoor CEA facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we create high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, construction, procurement, and equipment integration provides a single point of accountability across all aspects of indoor growing operations. Further, we serve a broad range of commercial and governmental entities, providing them with planning, consulting, architectural, engineering and construction services for their facilities. As a full-service Design-Build provider, we serve as a trusted partner and advisor, affording clients the simplicity of a single point-of-contact and contract from project conception through completion.
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
Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Amendment No. 2 on Form 10-K/A for the year ended December 31, 2023. During the nine months ended September 30, 2024, there were no material changes made to the Company’s significant accounting policies.
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
Recently Issued Accounting Standards
From time to time, the Financial Accounting Standards Board (the "FASB") or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update. Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s financial statements upon adoption.
Management has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company's financial condition or the results of our operations.
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	CEA		Commercial		Total
	2024	2023	2024	2023	2024	2023
Equipment systems	$3,720,174	$3,035,758	$—	$—	$3,720,174	$3,035,758
Services	764,890	468,872	1,148,356	2,429,869	1,913,246	2,898,741
Construction design-build	(1,105,670)	1,739,867	5,277,780	11,726,226	4,172,110	13,466,093
Other	83,727	186,337	—	—	83,727	186,337
Total revenues and other income	$3,463,121	$5,430,834	$6,426,136	$14,156,095	$9,889,257	$19,586,929
Relative percentage	35%	28%	65%	72%	100%	100%

	Nine Months Ended September 30,
	CEA		Commercial		Total
	2024	2023	2024	2023	2024	2023
Equipment systems	$9,624,514	$10,629,327	$—	$—	$9,624,514	$10,629,327
Services	2,530,200	3,282,025	4,874,643	6,117,943	7,404,843	9,399,968
Construction design-build	9,416,279	2,526,427	16,498,739	31,727,473	25,915,018	34,253,900
Other	291,161	509,981	—	—	291,161	509,981
Total revenues and other income	$21,862,154	$16,947,760	$21,373,382	$37,845,416	$43,235,536	$54,793,176
Relative percentage	51%	31%	49%	69%	100%	100%
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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2024	December 31, 2023
Contract assets:
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$3,551,396	$7,729,531
Retainage included in contract assets due to being conditional on something other than solely passage of time	943,239	707,036
Total contract assets	$4,494,635	$8,436,567

	September 30, 2024	December 31, 2023
Contract liabilities:
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability)	$5,479,049	$3,895,826
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	103,381	54,307
Total contract liabilities	$5,582,430	$3,950,133
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
NOTE 4 – RELATED PARTY TRANSACTIONS
A director of the Company is an owner of Cloud 9 Support, LLC (“Cloud 9”) and Potco LLC (“Potco”). Cloud 9 purchases materials from the Company for use with its customers and Potco purchases equipment from the Company for use in its cultivation facility. Another director of the Company is working on a vertical farming innovation model with a group of CEA experts (“the CEA Consortium”). The CEA Consortium contracts services from the Company related to their business model. The table below presents the revenues for these related party entities for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	2024	2023	2024	2023
Revenue - Cloud 9	$—	$—	$—	$462
Revenue - Potco	—	139,031	3,266	987,268
Revenue - CEA Consortium	$—	$245,000	$—	$245,000
Total revenues from related party transactions	$—	$384,031	$3,266	$1,232,730
The table below presents the accounts receivable from these related party entities as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Accounts receivable - Cloud 9	$—	$—
Accounts receivable - Potco	163,088	163,088
Accounts receivable - CEA Consortium	$245,000	$245,000
Total accounts receivable due from related party transactions	$408,088	$408,088

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders, prepaid services and fees, inventories, and other assets. These amounts are summarized as follows:

	September 30, 2024	December 31, 2023
Vendor prepayments	$3,255,901	$130,522
Prepaid services and fees	609,721	1,168,309
Inventories	221,676	228,858
Other assets	23,196	223,875
Total Prepaid expenses and other assets	$4,110,494	$1,751,564
NOTE 6 – PROPERTY AND EQUIPMENT, NET
Property and equipment balances are summarized as follows:

	September 30, 2024	December 31, 2023
Computers and technology equipment	$360,191	$294,322
Furniture and fixtures	325,485	325,485
Leasehold improvements	228,759	228,760
Vehicles	432,823	432,823
Software	1,119,278	1,087,569
Other equipment	145,950	145,950
Total property and equipment	2,612,486	2,514,909
Accumulated depreciation	(1,566,932)	(1,095,516)
Total property and equipment, net	$1,045,554	$1,419,393
Depreciation expense for the three months ended September 30, 2024, and 2023 totaled $188,316 and $131,138, respectively and totaled $584,289 and $385,185 for the nine months September 30, 2024 and 2023 ended respectively.
NOTE 7 – INVESTMENTS
As of September 30, 2024 and December 31, 2023 the Company did not have any investments.
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
NOTE 8 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has recorded goodwill in conjunction with the acquisitions it has completed. The goodwill balances as of September 30, 2024 and December 31, 2023 were $9,688,975 and $9,688,975, respectively. Goodwill is not amortized. The Company did not record any impairment charges related to goodwill for the three or nine months ended September 30, 2024 and 2023.

Intangible Assets Other Than Goodwill
Intangible assets as of September 30, 2024 and December 31, 2023 consisted of the following:

	As of September 30, 2024
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$3,269,201	$(1,323,003)	$1,946,198
Trademarks and trade names	1,778,000	(930,117)	847,883
Backlog	707,400	(707,400)	—
Licenses	16,437	(16,437)	—
Total finite-lived intangible assets:	5,771,038	(2,976,957)	2,794,081
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Patents	44,276	—	44,276
Total indefinite-lived intangible assets	72,567	—	72,567
Total intangible assets, net	$5,843,605	$(2,976,957)	$2,866,648

	December 31, 2023
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$3,269,201	$(1,004,743)	$2,264,458
Trademarks and trade names	1,778,000	(663,417)	1,114,583
Backlog	707,400	(707,400)	—
Licenses	16,437	(16,437)	—
Total finite-lived intangible assets:	5,771,038	(2,391,997)	3,379,041
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Patents	44,276	—	44,276
Total indefinite-lived intangible assets	72,567	—	72,567
Total intangible assets, net	$5,843,605	$(2,391,997)	$3,451,608
Amortization expense for intangible assets subject to amortization for the three months ended September 30, 2024 and 2023 was $239,332 and $241,831, respectively and totaled $584,960 and $816,016 for the nine months ended September 30, 2024 and 2023, respectively . The estimated future amortization expense for intangible assets subject to amortization as of September 30, 2024 is summarized below:

For the years ending December 31,	Estimated Future Amortization Expense
Remainder of 2024	$194,995
2025	779,948
2026	738,364
2027	513,714
2028	405,306
2029	161,754
Total estimated future amortization expense	$2,794,081

NOTE 9 – ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	September 30, 2024	December 31, 2023
Accrued operating expenses	$73,835	$277,987
Accrued wages and related expenses	1,103,290	1,349,195
Business development accrual	113,620	376,816
Accrued interest expense	73,359	26,000
Accrued 401(k)	16,736	66,642
Accrued sales tax payable	3,115,387	3,187,638
Total accrued expenses	$4,496,227	$5,284,278
Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces.
NOTE 10 – NOTES PAYABLE
The table below shows outstanding notes payable amounts as of September 30, 2024 and December 31, 2023.

	As of
	September 30, 2024	December 31, 2023
Line of credit	$4,400,137	$2,500,000
DVO note	133	575,240
Other financing agreements	139,395	129,600
Total	$4,539,665	$3,204,840
Less current maturities	(4,539,665)	(3,204,840)
Long Term	—	–
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
NOTE 11 – OPERATING LEASE LIABILITIES AND COMMITMENTS AND CONTINGENCIES
The Company has seven operating office lease liabilities and one finance office lease liability with an imputed annual interest rate of 8.0%. Five of the leases were assigned to the Company in connection with its various acquisitions. The remaining lease terms range from less than a year to 6 years, as of September 30, 2024. The following is a summary of operating lease liabilities:

	September 30, 2024	December 31, 2023
Operating lease liabilities related to right of use assets	$1,899,601	$2,087,503
Less current portion	(694,425)	(707,141)
Long term	$1,205,176	$1,380,362
The following is a schedule showing total future minimum lease payments:

For the years ending December 31,	Minimum Lease Payments
Remainder of 2024	$185,076
2025	678,835
2026	488,751
2027	346,812
2028	253,415
Thereafter	82,489
Total minimum lease payments	2,035,378
Less: Amount representing interest	(135,777)
Net lease obligations	$1,899,601

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
NOTE 12 – RISKS AND UNCERTAINTIES
Concentration Risk
The table below shows customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:
Customers exceeding 10% of revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
Company Customer Number	2024	2023	2024	2023
C000001462	40%	—%	11%	*
C000002187	13%	22%	22%	23%
C000002607	13%	*	*	*
C000002552	*	*	24%	*

*Amounts less than 10%
Customers exceeding 10% of accounts receivable

	As of September 30,	As of December 31,
Company Customer Number	2024	2023
C000002187	23%	57%
C000002552	22%	*

*Amounts less than 10%
The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:
Vendors exceeding 10% of purchases

	Three Months Ended September 30,		Nine Months Ended September 30,
Company Vendor Number	2024	2023	2024	2023
V000002275	*	*	*	*
V000002198	14%	*	11%	*
V000002503	51%	*	40%	*

*Amounts less than 10%

Vendors exceeding 10% of accounts payable

	As of September 30,	As of December 31,
Company Vendor Number	2024	2023
V000002275	10%	13%
V000002503	25%	*
V000002198	*	*
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
NOTE 13 – STOCK-BASED COMPENSATION
Based on the vesting schedule of the grants of restricted stock units (“RSU” or “RSUs”) and options, stock-based compensation expense for the three months ended September 30, 2024 and 2023 totaled $343,884 and $722,647, respectively, and totaled $1,461,245 and $1,824,835 for the nine months ended September 30, 2024, and 2023, respectively.
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
The following schedule shows RSU activity for the nine months ended September 30, 2024:

Number of Shares

Grants of RSUs unvested as of December 31, 2023	580,292
Grants of RSUs	1,081,051
Forfeiture/cancelled	(68,350)
Grants of RSUs vested	(517,149)
Grants of RSUs unvested as of September 30, 2024	1,075,844

The following table summarizes the vesting time periods of these unvested RSUs:

Number of Shares	Vesting Time Period
2,621	Remainder of 2024
419,088	2025
296,020	2026
355,615	2027
2,500	2028
1,075,844

The following schedule shows stock option activity for the nine months ended September 30, 2024.

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2023	501,829	4.67	$6.81
Issued	—	0	$—
Forfeited	(43,279)	0	$6.78
Exercised	—	0	$—
Stock options outstanding as of September 30, 2024	458,550	3.78	$6.81
Stock options exercisable as of September 30, 2024	444,888	0	$6.79
As of September 30, 2024, the Company has $0 in unrecognized stock-based compensation expense related to these stock options. The aggregate intrinsic value of the options outstanding and exercisable at September 30, 2024 is $0.
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
The Company did not repurchase shares of common stock either during the nine months ended September 30, 2024 or during the three months ended September 30, 2023. As of September 30, 2024, we have $1.4 million remaining under the repurchase program.
In February 2021, the Company repurchased 350,000 shares of common stock with an average price per share of $8.50, for a total of $3.0 million, outside of any stock repurchase or publicly announced program.

NOTE 15 – WARRANTS
The following table shows warrant activity for the nine months ended September 30, 2024.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2023	511,681	$8.74
Issued	—	$—
Exercised	—	$—
Expired	(25,650)	$14.46
Warrants outstanding as of September 30, 2024	486,031	$8.44
Warrants exercisable as of September 30, 2024	486,031	$8.44
The aggregate intrinsic value of the warrants outstanding and exercisable as of September 30, 2024 is $22,233.
NOTE 16 – INCOME TAXES
The Company has experienced cumulative losses for both book and tax purposes since inception. The potential future recovery of any tax assets that the Company may be entitled to due to these accumulated losses is uncertain and any tax assets that that the Company may be entitled to have been fully reserved based on management’s current estimates. Management intends to continue maintaining a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.The deferred income tax benefit for the nine months ended September 30, 2024 and 2023 relates to the reduction in the deferred tax liability associated with the amortization of the intangible assets from the acquisitions of the 2WR Entities and Emerald. The Company records state income taxes paid during the year within the Other income (expense) financial statement line item.
NOTE 17 – SUBSEQUENT EVENTS
Term Loan
On October 1, 2024, urban-gro, Inc. (the “Company”) entered into an asset based term Loan Agreement (the “Loan”) with Grow Hill, LLC, a Washington limited liability company (the “Lender”) pursuant to which the Lender extended to the Company a secured loan of $2,100,000, to be used to assist the Company with cash management, including to support the Company’s growth in the cannabis industry. The Loan is for a term of 24 months and has an origination fee of $100,000, which was added to the amount of the Loan. There is no penalty to prepayment, except the Lender will receive at least $150,000 in minimum interest (represents approximately 6 months of interest) if Company chooses to prepay the Loan early. The Loan contains standard events of default and representations and warranties by the Company and the Lender.
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
Modification of Agreement with Bancroft Related to Line of Credit
On October 2, 2024, the Company amended its agreement with the Placement Agent to modify the terms of the cash and warrant compensation associated with the Line of Credit. Under this amendment, the thresholds at which the cash fee are to be paid changed as follows: 50% at placement of the line of credit; 11.23% when 45% or more of the line of credit is drawn; and the remainder of the cash fee when 60% or more of the line of credit is drawn. In addition, the thresholds at which the warrant fee are to be paid changed as follows: 50% at placement of the line of credit; and the remainder when 60% or more is drawn on the line of credit.
Equity Issuances After September 30, 2024

Subsequent to the period ended September 30, 2024, 170,000 RSUs were granted to employees, directors, and consultants with various vesting periods.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. See also “Forward-Looking Statements” on pages 3-4 of this this Quarterly Report on Form 10-Q.
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
RESULTS OF OPERATIONS
Comparison of Results of Operations for the three months ended September 30, 2024 and 2023
During the three months ended September 30, 2024, we generated revenues of $9.9 million compared to revenues of $19.6 million during the three months ended September 30, 2023, a decrease of $9.7 million, or approximately 50%. This decrease in revenues is the net result of the following changes in individual revenue components:
•Equipment systems revenue increased $0.7 million due to increased momentum in the CEA sector;
•Services revenue decreased $1.0 million due to market headwinds in the commercial segment that the Company feels was tied to macro-influences leading up to the November presidential election; and
•Construction design-build revenue decreased $9.3 million due to a slow down in signing new contracts amid the backdrop of uncertainty driven by the November presidential election.
During the three months ended September 30, 2024, cost of revenues was $8.6 million compared to $17.2 million during the three months ended September 30, 2023, a decrease of $8.5 million, or approximately 50%. Gross profit was $1.3 million (approximately 13% of revenues) during the three months ended September 30, 2024, compared to $2.4 million (approximately 12% of revenue) during the three months ended September 30, 2023. This decrease in gross profit dollars and gross profit as a percentage of revenues was the net result of reduced margins in Construction design-build projects and increased margins in Equipment systems as compared to the prior year. Construction design-build gross profit was reduced primarily due to a legacy project that incurred costs that could not be billed back to the customer.
Operating expenses decreased by $1.2 million, or approximately 20%, to $4.8 million for the three months ended September 30, 2024 compared to $5.9 million for the three months ended September 30, 2023. This overall decrease in operating expenses was the result of decreases in salary and personnel related costs, including the elimination of the incentive retention plan in 2024.
Non-operating expense was $0.3 million for the three months ended September 30, 2024, compared to non-operating expense of $0.3 million for the three months ended September 30, 2023.
As a result of the above, for the three months ended September 30, 2024, we incurred a net loss of $3.8 million, or a net loss per share of $0.30, compared to a net loss of $3.8 million, or a net loss per share of $0.33 for the three months ended September 30, 2023.
Comparison of Results of Operations for the nine months ended September 30, 2024 and 2023
During the nine months ended September 30, 2024, we generated revenues of $43.2 million compared to revenues of $54.8 million during the nine months ended September 30, 2023, a decrease of $11.6 million, or 21%. This decrease in revenues is the result of the following changes in individual revenue components:
•Equipment systems revenue decreased $1.0 million due to negative market conditions in the CEA sector in the first half of the year and a subsequent reduction in capital equipment spending by clients;
•Services revenue decreased $2.0 million due to negative market conditions in the CEA sector in the first half of the year as well as a slow down in signing new contracts in the third quarter by our commercial clients;

•Construction design-build revenue decreased $8.3 million due to a slow down in signing new contracts amid the backdrop of uncertainty driven by the November presidential election, as well as a result of our division-wide review of current clients and contracts, and the profit-generating contract-types that the company intends to engage in going forward: and
•Other revenues decreased $0.2 million.
During the nine months ended September 30, 2024, cost of revenues was $36.6 million compared to $46.8 million during the nine months ended September 30, 2023, a decrease of $10.3 million, or 22%. Gross profit was $6.7 million (15% of revenues) during the nine months ended September 30, 2024, compared to $7.9 million (14% of revenue) during the nine months ended September 30, 2023. This decrease in gross profit dollars was primarily due to lower revenue. The gross profit percentage was consistent between periods.
Operating expenses decreased by $5.4 million, or 26%, to $15.3 million for the nine months ended September 30, 2024 compared to $20.7 million for the nine months ended September 30, 2023. This overall decrease was the result of the previously disclosed initiative in the first quarter to reduce operating expenses through a reduction in force as well as the elimination of the incentive retention plan in 2024. These reductions were offset by additional professional fees incurred in connection with the re-audit of the Company’s 2023 and 2022 financial statements.
Non-operating expense was $0.7 million for the nine months ended September 30, 2024, compared to non-operating expense of $2.1 million for the nine months ended September 30, 2023. Non-operating expense for the nine months ended September 30, 2023 included a loss on settlement of $1.5M.
As a result of the above, for the nine months ended September 30, 2024, we incurred a net loss of $9.3 million, or a net loss per share of $0.76, compared to a net loss of $14.8 million, or a net loss per share of $1.37 for the nine months ended September 30, 2023.

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

The following table reconciles net income (loss) attributable to the Company to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss (GAAP)	$(3,757,808)	$(3,822,122)	$(9,283,099)	$(14,837,232)
Interest expense	220,472	39,929	631,484	158,133
Interest income	(285)	(19,461)	(521)	(167,652)
Federal and state income tax (provisions)	(13,685)	—	(110,451)	—
Federal and state income tax payments	17,825	30,976	55,975	165,228
Depreciation and amortization	383,304	372,970	1,169,250	1,201,202
EBITDA (non-GAAP)	(3,150,177)	(3,397,708)	(7,537,362)	(13,480,321)

Non-recurring professional fees	296,606	284,642	674,259	769,253
Contingent consideration - change in fair value	—	—	—	160,232
Contingent consideration - DVO acquisition	74,806	78,181	222,167	204,878
Reduction in force costs	—	31,987	465,027	294,990
One time business development expenses	—	—	25,000	—
Impairment loss	—	258,492	—	258,492
Retention incentive	—	300,000	—	942,000
Loss on settlement	—	—	—	1,500,000
Stock-based compensation	343,884	722,647	1,461,245	1,985,683
Transaction costs	—	29,141	—	91,079
Adjusted EBITDA (non-GAAP)	$(2,434,881)	$(1,692,618)	$(4,689,664)	$(7,273,714)

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2024, we had negative working capital of $11.9 million, compared to negative working capital of $5.1 million as of December 31, 2023, a decrease of $6.8 million. This decrease was primarily due to the net effects of the following:
•an increase in accounts payable, accrued expenses, contract liabilities, and accrued expenses of $6.4 million;
•an increase in the line of credit of $1.9 million;
•an increase in accounts receivable, net and contract receivables of $1.6 million.
These changes were primarily the result of the negative operating results experienced for the nine months ended September 30, 2024.

On December 13, 2023, UG Construction, Inc. ("UG Construction"), a wholly owned subsidiary of the Company, entered into an interest only asset based revolving loan agreement (the “Line of Credit") with Gemini Finance Corp. ("Lender") pursuant to which Lender extended to UG Construction the Line of Credit in an amount not to exceed $10.0 million to be used to assist UG Construction and the Company with cash management. Lender will consider requests under the Line of Credit, which Lender could have accepted or rejected in its discretion, until September 12, 2024 (the “Initial Term"), subject to an automatic extension for an additional nine-month term until May 12, 2025, provided that UG Construction is in compliance with all the terms of the applicable loan documents and Lender has not sent a written notice of non-renewal at least 60 days prior to expiration of the Initial Term. The Line of Credit contains standard events of default and representations and warranties by UG Construction and the Lender and the Company has entered into a Continuing Guaranty pursuant to which the Company will guarantee repayment of the loans associated with the Line of Credit (the “Guaranty Agreement”). Loans made under the Line of Credit earns interest at a monthly rate of one and seventy-five hundredths percent (1.75%). As of September 30, 2024, we had borrowed $4.4 million under the Line of Credit.

As of September 30, 2024, we had cash of $1.1 million, which represented a decrease of $0.1 million from December 31, 2023 due to the following changes during the nine months ended September 30, 2024:

•Net cash used by operating activities was $0.8 million. This use of cash is the net effect of the net loss of $9.3 million, offset by non-cash expenses of $2.9 million, and a reduction in net operating assets and liabilities of $5.6 million. See the condensed consolidated statements of cash flows for further details on the non-cash expenses and net changes in operating assets and liabilities;
•Net cash used in investing activities was $0.1 million. We have no material commitments for capital expenditures as of September 30, 2024.
•Net cash provided by financing activities was $0.9 million. Cash used from financing activities primarily relates to cash provided by our line of credit and other financing agreements of $5.8 million offset by $4.8 million of payments made on the line of credit and other financing agreements.
INFLATION
Inflation on the cost of labor, raw materials and other items that are critical to our business, has resulted in increased costs for our customers. In addition, the U.S. Government has responded to inflation by raising interest rates, which has increased the cost of capital for our customers. We believe this has resulted in some customers delaying projects, reducing the scope of projects or potentially canceling projects, as well as increased costs of our operations, which has negatively impacted the results of our operations during the quarter ended September 30, 2024. We maintain strategies to mitigate the impact of higher material, energy and commodity costs, including cost reduction, alternative sourcing strategies, and passing along cost increase to customers, which may offset only a portion of the adverse impact.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Amendment No. 2 on Form 10-K/A for the year ended December 31, 2023. During the nine months ended September 30, 2024, there were no material changes made to the Company’s significant accounting policies.
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
ITEM 4. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our CEO and CFO have concluded, with reasonable assurance, that our disclosure controls and procedures were not effective as of September 30, 2024 because of the material weaknesses in our internal control over financial reporting described in the Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023..
We believe that our financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2024, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Plan to Remediate the Material Weaknesses
As it relates to the material weaknesses that existed as of September 30, 2024, we are currently in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weaknesses described in the Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023. There have been no changes to the remediation plan described in the Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023.

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
Sales of Unregistered Securities
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