Form 10-Q/A
period 2024-03-31
urban-gro, Inc.
filed 2025-02-19
CIK 1706524

Fbacklog

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE REGARDING THE RESTATEMENT
This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed to amend and restate urban-gro, Inc.’s (together with its wholly owned subsidiaries, the “Company”) Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2024 (“Original Filing Date”).
In filing this Amendment No. 1, we are restating our previously issued Consolidated Financial Statements as of and for the three months ended March 31, 2024 (the “Affected Period”) to account for certain adjustments discovered during the Company’s re-audit of its financial statements issued in Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023. All material restatement information will be included in the Amended Reports, and we do not intend to separately amend other filings that we have previously filed with the SEC.
Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the periods described above in this Amendment No. 1 and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the periods described above.
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
Internal Control Considerations
In light of the findings described above, the Audit Committee of the Company concluded that our management’s report on internal control over financial reporting as of March 31, 2024 should no longer be relied upon.
In connection with the restatement, management has also concluded that the Company’s disclosure controls and procedures for the Affected Period were not effective because of material weaknesses in its internal controls over financial reporting. Refer to Item 4. “Controls and Procedures” of this Amendment No. 1 for additional details.
Items Amended in this Filing

This Amendment No. 1 amends and restates the following items of the Original Report:
•Part I - Item 1. Financial Statements and Supplementary Data
•Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I - Item 4. Controls and Procedures
•Part II - Item 1A. Risk Factors
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment No. 1. This Amendment No. 1 also contains a report of Sadler, Gibb & Associates, LLC on the Unaudited Condensed Consolidated Financial Statements as of March 31, 2024 and and for the three months ended March 31, 2024, and a consent of Sadler, Gibb & Associates, LLC.
Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 contains only the items and exhibits to the Original Form 10-Q that are being amended and restated, and unaffected items and exhibits are not included herein. This Amendment No. 1 continues to describe the conditions as of the date of the Original Form 10-Q and, except as set forth herein, we have not updated or modified the disclosures contained in the Original Form 10-Q to reflect any events that have occurred after the Original Form 10-Q. Accordingly, forward-looking statements included in this Amendment No. 1 may represent management’s views as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q/A constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to future events, challenges we may face, business strategy, future performance, future operations, backlog, financial position, estimated or projected revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “intend,” “could,” “should,” “believe,” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results, and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to:
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
These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q/A and in our Annual Report Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)

URBAN-GRO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2024	December 31, 2023
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash	648,597	1,074,842
Accounts receivable, net	18,325,178	21,648,901
Contract receivables	8,080,149	8,436,567
Prepaid expenses and other assets	2,555,059	1,751,564
Total current assets	29,608,983	32,911,874
Non-current assets:
Property and equipment, net	1,255,557	1,419,393
Operating lease right of use assets, net	1,918,532	2,041,217
Goodwill	9,688,975	9,688,975
Intangible assets, net	3,256,621	3,451,608
Total non-current assets	16,119,685	16,601,193
Total assets	$45,728,668	$49,513,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,842,794	$24,203,769
Contract liabilities	$3,575,529	3,950,133
Accrued expenses	$5,070,635	5,284,278
Customer deposits	$555,676	603,046
Contingent consideration	$49,830	49,830
Notes payable	$2,490,486	3,204,840
Operating lease liabilities	$673,920	707,141
Total current liabilities	36,258,870	38,003,037
Non-current liabilities:
Operating lease liabilities, net of current portion	1,292,500	1,380,362
Deferred tax liability	(4,070)	44,313
Total non-current liabilities	1,288,430	1,424,675

Total liabilities	37,547,300	39,427,712
Commitments and contingencies (note 11)

Shareholders’ equity:
Preferred stock, $0.10 par value; 3,000,000 shares authorized; 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,768,594 issued and 12,318,761 outstanding as of March 31, 2024, and 13,522,669 issued and 12,072,836 outstanding as of December 31, 2023	13,769	13,523
Additional paid-in capital	89,046,086	88,389,756
Treasury shares, cost basis: 1,449,833 shares as of March 31, 2024 and as of December 31, 2023	(12,045,542)	(12,045,542)
Accumulated deficit	(68,832,945)	(66,272,382)
Total shareholders’ equity	8,181,368	10,085,355
Total liabilities and shareholders’ equity	$45,728,668	$49,513,067
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Revenues:
Equipment systems	$2,508,287	$2,905,035
Services	3,133,793	3,470,653
Construction design-build	9,683,814	10,195,338
Other	75,141	183,745
Total revenues and other income	15,401,035	16,754,771
Cost of revenues:
Equipment systems	2,172,450	2,408,481
Services	1,508,449	1,974,538
Construction design-build	8,675,280	9,229,973
Other	53,399	133,142
Total cost of revenues	12,409,578	13,746,134
Gross profit	2,991,457	3,008,637

Operating expenses:
General and administrative	5,077,864	7,685,030
Depreciation and Amortization	390,250	404,069
Total operating expenses	5,468,114	8,089,099
Loss from operations	(2,476,657)	(5,080,462)

Non-operating income (expense):
Interest expense	(99,306)	(73,216)
Interest income	81	73,131
Contingent consideration	—	(160,232)
Other income (expense)	(33,064)	(10,422)
Total non-operating income (expense)	(132,289)	(170,739)
Loss before income taxes	(2,608,946)	(5,251,201)

Income tax benefit	48,383	—
Net loss	$(2,560,563)	$(5,251,201)

Comprehensive loss	$(2,560,563)	$(5,251,201)

Net loss per share - basic and diluted	$(0.21)	$(0.49)
Weighted average shares - basic and diluted	12,075,619	10,772,705
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(as restated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2023	13,522,669	$13,523	$88,389,756	$(66,272,382)	$(12,045,542)	$10,085,355
Stock-based compensation	—	—	656,576	—	—	656,576
Stock grant program vesting	245,925	246	(246)	—	—	—
Net loss	—	—	—	(2,560,563)	—	(2,560,563)
Balance, March 31, 2024	13,768,594	$13,769	$89,046,086	$(68,832,945)	$(12,045,542)	$8,181,368

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2022	12,292,104	$12,292	$84,189,965	$(40,834,721)	$(12,045,542)	$31,321,994
Stock-based compensation	—	—	479,641	—	—	479,641
Stock grant program vesting	96,285	96	(96)	—	—	—
Stock issued for contingent consideration	64,224	64	191,855	—	—	191,919
Net loss	—	—	—	(5,251,201)	—	(5,251,201)
Balance, March 31, 2023	12,452,613	$12,452	$84,861,365	$(46,085,922)	$(12,045,542)	$26,742,353
The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(2,560,563)	$(5,251,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	390,250	404,069
Amortization of right-of-use assets	134,054	87,426
Stock-based compensation expense	656,576	479,641
Change in fair value of contingent consideration	—	160,232
Interest income on investments	—	(12,792)
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable and contract receivables	3,680,141	(6,502,104)
Prepaid expenses and other assets and property and equipment	(497,749)	(411,181)
Accounts payable, contract liabilities, customer deposits, and accrued expenses	(996,596)	7,751,597
Operating lease liability	(129,181)	(57,635)
Deferred tax liability	(48,383)	—
Net cash provided by (used in) operating activities	628,549	(3,351,948)

Cash flows from investing activities:
Refunds/(Purchases) of property and equipment	8,486	(138,010)
Net cash provided by (used in) investing activities	8,486	(138,010)

Cash flows from financing activities:
Additions to notes payable	2,000,000	—
Repayment of finance lease liability	(43,180)	(43,410)
Payments to settle contingent consideration	—	(230,309)
Repayment of notes payable	(3,020,100)	(924,469)
Net cash used in financing activities	(1,063,280)	(1,198,188)

Net change in cash	(426,245)	(4,688,146)
Cash at beginning of period	1,074,842	11,754,349
Cash at end of period	$648,597	$7,066,203

Supplemental cash flow information:
Cash paid for interest	$159,366	$6,475
Net cash paid for income taxes	$—	$23,487

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for contingent consideration	$—	$191,854
Financing lease right-of-use asset and liability remeasurement	$—	$26,899
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
Liquidity and Going Concern
The Company has produced multiple consecutive years of net losses and negative cash flows. The financial results described in these financial statements and our financial position as of March 31, 2024 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity, including decreasing headcount and operating expenses to expedite the Company's path to cash flow positive results. If necessary, the Company will seek to raise capital by issuing additional equity shares either through a private placement or on the open market. The Company may also seek to obtain additional debt financing for which there can be no guarantee. Management has concluded that these recent positive steps alleviate any substantial doubt about the Company's ability to continue its operations, and meet its financial obligations, for twelve moths from the date these consolidated financial statements are issued.
NOTE 1A – RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS
Restatement of Previously Filed Financial Statements
In connection with the re-audit of the financial statements for the year ended December 31, 2023, the Company identified certain adjustments to its deferred tax liabilities related to certain acquisitions. See the Explanatory Note in this Amendment No. 1 for further discussion. The following tables show the unaudited quarterly condensed consolidated financial information for the three months ended March 31, 2024. The accompanying applicable notes have been updated to reflect the effects of the restatement.
The amounts in the "As Reported" columns are amounts derived from the Company's previously filed financial statements in its Quarterly Report on Form 10-Q for the three month period ended March 31, 2024, originally filed with the Securities and Exchange Commission on April 30, 2024 (the “Original Form 10-Q”). The amounts in the "Restatement Adjustments" columns present the impact of the adjustments arising from the re-audit of the Company’s 2023 financial statements and re-review of the Company’s unaudited quarterly condensed consolidated financial information for the three months ended March 31, 2024. The amounts in the "As Restated" columns are the updated amounts including the impact from the Restatement Adjustments.

	As of March 31, 2024
	As	Restatement	As
ASSETS	Reported	Adjustments	Restated
Current assets:
Cash	$692,680	$(44,083)	$648,597
Accounts receivable, net	18,754,870	(429,692)	18,325,178
Contract receivables	10,174,845	(2,094,696)	8,080,149
Prepaid expenses and other current assets	3,606,595	(1,051,536)	2,555,059
Total current assets	33,228,990	(3,620,007)	29,608,983
Non-current assets:
Property and equipment, net	1,255,557	—	1,255,557
Operating lease right of use assets, net	1,918,532	—	1,918,532
Goodwill	15,572,050	(5,883,075)	9,688,975
Intangible assets, net	4,155,175	(898,554)	3,256,621
Total non-current assets	22,901,314	(6,781,629)	16,119,685
Total assets	$56,130,304	$(10,401,636)	$45,728,668
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	24,987,061	(1,144,267)	23,842,794
Contract liabilities	3,093,242	482,287	3,575,529
Accrued expenses	3,632,874	1,437,761	5,070,635
Customer deposits	555,676	—	555,676
Contingent consideration	49,830	—	49,830
Notes payable	2,490,486	—	2,490,486
Operating lease liabilities	673,920	—	673,920
Total current liabilities	35,483,089	775,781	36,258,870
Non-current liabilities:
Operating lease liabilities, net of current portion	1,292,500	—	1,292,500
Deferred tax liability	769,036	(773,106)	(4,070)
Total non-current liabilities	2,061,536	(773,106)	1,288,430

Total liabilities	$37,544,625	$2,675	$37,547,300
Commitments and contingencies (note 11)

Shareholders’ equity:
Preferred stock, $0.10 par value; 3,000,000 shares authorized; 0 and 0 shares issued and outstanding	—	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,768,594 issued and 12,318,761 outstanding as of March 31, 2024, and 13,522,669 issued and 12,072,836 outstanding as of December 31, 2023	13,769	—	13,769
Additional paid-in capital	89,557,913	(511,827)	89,046,086
Treasury shares, cost basis: 1,449,833 shares as of March 31, 2024 and as of December 31, 2023	(12,045,542)	—	(12,045,542)
Accumulated deficit	(58,940,461)	(9,892,484)	(68,832,945)
Total shareholders’ equity	18,585,679	(10,404,311)	8,181,368
Total liabilities and shareholders’ equity	$56,130,304	$(10,401,636)	$45,728,668

	Three Months Ended March 31, 2024
	As	Restatement	As
	Reported	Adjustments	Restated
Revenues:
Equipment systems	$2,508,287	$—	$2,508,287
Services	3,133,793	—	3,133,793
Construction design-build	9,825,457	(141,643)	9,683,814
Other	75,141	—	75,141
Total revenues and other income	15,542,678	(141,643)	15,401,035
Cost of revenues:
Equipment systems	2,172,383	67	2,172,450
Services	1,508,449	—	1,508,449
Construction design-build	8,692,432	(17,152)	8,675,280
Other	53,399	—	53,399
Total cost of revenues	12,426,663	(17,085)	12,409,578
Gross profit	3,116,015	(124,558)	2,991,457
	20%	88%	108%

Operating expenses:
General and administrative	4,745,192	332,672	5,077,864
Depreciation and Amortization	434,595	(44,345)	390,250
Total operating expenses	5,179,787	288,327	5,468,114

Loss from operations	(2,063,772)	(412,885)	(2,476,657)

Non-operating income (expenses):
Interest expense	(99,306)	—	(99,306)
Interest income	81	—	81
Contingent consideration	—	—	—
Write-down of investment	—	—	—
Loss on settlement	—	—	—
Other income (expense)	(26,889)	(6,175)	(33,064)
Total non-operating income (expenses)	(126,114)	(6,175)	(132,289)
Loss before income taxes	(2,189,886)	(419,060)	(2,608,946)

Income tax benefit	48,383	—	48,383
Net loss	$(2,141,503)	$(419,060)	$(2,560,563)

Comprehensive loss	$(2,141,503)	$(419,060)	$(2,560,563)

Loss per share – basic and diluted	$(0.18)	$(0.03)	$(0.21)
Weighted average shares – basic and diluted	12,075,619	12,075,619	12,075,619

	For the Three Months Ended March 31, 2024
	As	Restatement	As
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(2,141,503)	$(419,060)	$(2,560,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	434,595	(44,345)	390,250
Amortization of right-of-use assets	—	134,054	134,054
Stock-based compensation expense	656,576	—	656,576
Impairment of investment	—	—	—
Change in fair value of contingent consideration	—	—	—
PPP loan forgiveness	—	—	—
Interest income on investments	137,973	(137,973)	—
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable and contract receivables	8,083,975	(4,403,834)	3,680,141
Prepaid expenses and other assets and property and equipment	(746,995)	249,246	(497,749)
Accounts payable, contract liabilities, customer deposits, and accrued expenses	(5,888,371)	4,891,775	(996,596)
Change in contingent consideration from indemnification	—	—	—
Operating lease liability	(158,644)	29,463	(129,181)
Deferred tax liability	(48,383)	—	(48,383)
Customer deposits	—	—	—
Net cash used in operating activities	329,223	299,326	628,549

Cash flows from investing activities:
Sale of investment	—	—	—
Refunds/(Purchases) of property and equipment	8,487	(1)	8,486
Business combinations, net of cash acquired	—	—	—
Net cash provided by (used in) investing activities	8,487	(1)	8,486

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	—
Repurchase of common stock	—	—	—
Additions to notes payable	3,024,223	(1,024,223)	2,000,000
Repayment of notes payable	(3,738,577)	718,477	(3,020,100)
Repayment of finance lease liability	(43,180)	—	(43,180)
Payments to settle contingent consideration	—	—	—
Net cash used in financing activities	(757,534)	(305,746)	(1,063,280)

Net change in cash	(419,824)	(6,421)	(426,245)
Cash at beginning of period	1,112,504	(37,662)	1,074,842
Cash at end of period	$692,680	$(44,083)	$648,597

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Condensed Consolidated Financial Statements
The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for condensed financial reporting. The condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements in the Company’s Annual Report Amendment No. 2 on Form 10-K/A for the year ended December 31, 2023.
Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 - “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report Amendment No. 2 on Form 10-K/A for the year ended December 31, 2023. During the three months ended March 31, 2024, there were no material changes made to the Company’s significant accounting policies.
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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024
	CEA	Commercial	Total	Relative Percentage
Equipment systems	$2,508,287	$—	$2,508,287	16%
Services	867,907	2,265,886	3,133,793	20%
Construction design-build	957,623	8,726,191	9,683,814	63%
Other	75,141	—	75,141	—%
Total revenues and other income	$4,408,958	$10,992,077	$15,401,035	100%
Relative percentage	29%	71%	100%

	For the three months ended March 31, 2023
	CEA	Commercial	Total	Relative Percentage
Equipment systems	$2,905,035	$—	$2,905,035	17%
Services	1,577,026	1,893,627	3,470,653	21%
Construction design-build	383,524	9,811,814	10,195,338	61%
Other	183,745	—	183,745	1%
Total revenues and other income	$5,049,330	$11,705,441	$16,754,771	100%
Relative percentage	30%	70%	100%

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2024	December 31, 2023
Contract assets
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$7,357,378	$7,729,531
Retainage included in contract assets due to being conditional on something other than solely passage of time	$722,771	$707,036
Total contract assets	$8,080,149	$8,436,567

	March 31, 2024	December 31, 2023
Contract liabilities
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$3,502,427	$3,895,826
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	$73,102	$54,307
Total contract liabilities	$3,575,529	$3,950,133
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

	Three Months Ended March 31,
	2024	2023
Revenue - Cloud 9	$—	$—
Revenue - Potco	$—	$479,897
Revenue - CEA Consortium	$—	$—
Total revenues from related party transactions	$—	$479,897

The table below presents the accounts receivable from these related party entities as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Accounts receivable - Cloud 9	$—	$—
Accounts receivable - Potco	$163,088	$163,088
Accounts receivable - CEA Consortium	$245,000	$245,000
Total accounts receivable due from related party transactions	$408,088	$408,088

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders, prepaid services and fees, inventories, and other assets. These amounts are summarized as follows:

	March 31, 2024	December 31, 2023
Vendor prepayments	$970,337	$130,522
Prepaid services and fees	1,312,913	1,168,309
Inventories	236,814	228,858
Other assets	34,995	223,875
Total Prepaid expenses and other assets	$2,555,059	$1,751,564
NOTE 6 – PROPERTY AND EQUIPMENT, NET
Property and equipment balances are summarized as follows:

	March 31, 2024	December 31, 2023
Computers and technology equipment	$297,592	$294,322
Furniture and fixtures	325,485	325,485
Leasehold improvements	228,760	228,760
Vehicles	432,823	432,823
Software	1,075,813	1,087,569
Other equipment	145,950	145,951
Accumulated depreciation	(1,250,866)	(1,095,517)
Total Property and equipment, net	$1,255,557	$1,419,393
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
NOTE 8 – GOODWILL & INTANGIBLE ASSETS
Goodwill
The Company has recorded goodwill in conjunction with the acquisitions it has completed. The goodwill balances as of March 31, 2024 and December 31, 2023 were $9,688,975 and $9,688,975, respectively. Goodwill is not amortized. The Company did not record any impairment charges related to goodwill for the three months ended March 31, 2024 and 2023.

Intangible Assets Other Than Goodwill
Intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$3,269,201	$(1,110,830)	$2,158,371
Trademarks and trade names	1,778,000	(752,317)	1,025,683
Backlog	707,400	(707,400)	—
Licenses	16,437	(16,437)	—
Total finite-lived intangible assets:	5,771,038	(2,586,984)	3,184,054
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Patents	44,276	—	44,276
Total indefinite-lived intangible assets	72,567	—	72,567
Total intangible assets, net	$5,843,605	$(2,586,984)	$3,256,621

	December 31, 2023
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	3,269,201	(1,004,743)	2,264,458
Trademarks and trade names	1,778,000	(663,417)	1,114,583
Backlog	707,400	(707,400)	—
Licenses	16,437	(16,437)	—
Total finite-lived intangible assets:	5,771,038	(2,391,997)	3,379,041
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Patents	44,276	—	44,276
Total indefinite-lived intangible assets	72,567	—	72,567
Total intangible assets, net	$5,843,605	$(2,391,997)	$3,451,608
Amortization expense for intangible assets subject to amortization for the three months ended March 31, 2024 and 2023 was $194,988 and $310,020, respectively. The estimated future amortization expense for intangible assets subject to amortization as of March 31, 2024, is summarized below:

For the years ending December 31,	Estimated Future Amortization Expense
Remainder of 2024	$584,968
2025	779,948
2026	738,364
2027	513,714
2028	405,306
2029	161,754
Total estimated future amortization expense	$3,184,054

NOTE 9 – ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	March 31, 2024	December 31, 2023
Accrued operating expenses	$(16,714)	$277,987
Accrued wages and related expenses	1,480,361	1,349,195
Business development accrual	340,335	376,816
Accrued interest expense	35,671	26,000
Accrued 401(k)	22,346	66,642
Accrued sales tax payable	3,208,636	3,187,638
Total accrued expenses	$5,070,635	$5,284,278
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
NOTE 11 – RIGHT OF USE ASSETS AND LIABILITIES
As of March 31, 2024, the Company has seven operating type leases with an imputed annual interest rate of 8.0%. Each of the Company's operating type leases are utilized as office space with one lease also including a warehouse for inventory. Five of the leases were acquired by the Company in connection with its various acquisitions. The remaining lease terms range from less than one year to 6 years, as of March 31, 2024. The following is a summary of operating lease liabilities:

	March 31, 2024	December 31, 2023
Operating lease liabilities related to right of use assets	$1,966,420	$2,087,503
Less current portion	(673,920)	(707,141)
Long term	$1,292,500	$1,380,362

The following is a schedule showing total future minimum lease payments:

For the period ending March 31,	Minimum Lease Payments
Remainder of 2024	$552,251
2025	573,133
2026	404,751
2027	346,812
2028	253,415
Thereafter	82,488
Total minimum lease payments	2,212,850
Less: Amount representing interest	(246,430)
Net lease obligations	$1,966,420
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
NOTE 12 – RISKS AND UNCERTAINTIES
Concentration Risk
The table below shows customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:
Customers exceeding 10% of revenue

	Three Months Ended March 31,
Company Customer Number	2024	2023
C000002187	42%	43%
C000002336	*	17%
C000002596	13%	*
C000002463	11%	*

*Amounts less than 10%
Customers exceeding 10% of accounts receivable

	As of March 31,	As of December 31,
Company Customer Number	2024	2023
C000002187	*	57%
C000002345	14%	*
C000002596	13%	*

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

The following schedule shows grants of RSU activity for the three months ended March 31, 2024:

Number of Shares
Grants of RSUs unvested as of December 31, 2023	580,292
Grants of RSUs	298,857
Forfeiture/cancelled	(27,159)
Grants of RSUs vested and issued	(375,177)
Grants of RSUs unvested as of March 31, 2024	476,813

The following table summarizes the vesting time periods of these unvested RSUs:

Number of Shares	Vesting Time Period
92,911	Remainder of 2024
169,556	2025
214,346	2026
476,813
The following schedule shows stock option activity for the three months ended March 31, 2024.

OPTIONS:	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2023	501,829	4.67	$6.81
Issued	—	0	$—
Forfeited	(39,880)	0	$6.52
Exercised	—	0	$—
Stock options outstanding as of March 31, 2024	461,949	4.30	$6.83
Stock options exercisable as of March 31, 2024	441,922	0	$6.77
As of March 31, 2024, the Company has $0 in unrecognized stock-based compensation expense related to these stock options. The aggregate intrinsic value of the options outstanding and exercisable at March 31, 2024 is $0.
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

NOTE 15 – WARRANTS
The following table shows warrant activity for the three months ended March 31, 2024.

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2023	511,681	$8.74
Issued	—	$—
Exercised	—	$—
Expired	—	$—
Warrants outstanding as of March 31, 2024	511,681	$8.74
Warrants exercisable as of March 31, 2024	336,150	$12.65
The aggregate intrinsic value of the warrants outstanding and exercisable as of March 31, 2024 is $20,477.
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

Increase in Shares Available to be Issued Under 2021 Omnibus Plan
In the Company's Annual Meeting on June 19, 2024 the Company’s shareholders approved an amendment to the Company's Omnibus 2021 Stock Incentive Plan (the “Plan") to increase the aggregate number of shares available for issuance under the Plan by 1,200,000 shares. All other descriptors of the Plan in Note 14 remain unchanged.
Equity Issuances After March 31, 2024
Subsequent to March 31, 2024, 952,194 RSUs were granted to employees, directors, and consultants with various vesting periods.
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
RESULTS OF OPERATIONS
Comparison of Results of Operations for the three months ended March 31, 2024 and 2023
During the three months ended March 31, 2024, we generated revenues of $15.4 million compared to revenues of $16.8 million during the three months ended March 31, 2023, a decrease of $1.4 million, or approximately 8%. This decrease in revenues is the result of the following changes in individual revenue components:
•Equipment systems revenue decreased $0.4 million due to continued negative market conditions in the CEA sector and a reduction in capital equipment spending by customers;
•Services revenue decreased $0.3 million due to continued negative market conditions in the CEA sector offset by an increase in revenue from commercial customers;
•Construction design-build revenue decreased $0.5 million due to decreases in our construction design-build revenue contracts, and:
•Other revenues decreased $0.1 million.
During the three months ended March 31, 2024, cost of revenues was $12.4 million compared to $13.7 million during the three months ended March 31, 2023, a decrease of $1.3 million, or approximately 10%. Gross profit was $3.0 million (approximately 19% of revenues) during the three months ended March 31, 2024, compared to $3.0 million (approximately 18% of revenue) during the three months ended March 31, 2023. This increase in gross profit as a percentage of revenues, even though revenues decreased, was primarily due to improved margins in Services and Construction design-build revenues associated with improved efficiencies in delivering Services revenues and higher margin Construction design-build projects as compared to the prior year.
Operating expenses decreased by $2.6 million, or approximately 32%, to $5.5 million for the three months ended March 31, 2024 compared to $8.1 million for the three months ended March 31, 2023. This overall decrease in operating expenses was the result of a $2.6 million decrease in general and administrative operating expenses due to decreases in salary and personnel related costs, including the elimination of the incentive retention plan in 2024.
Non-operating expense was $0.1 million for the three months ended March 31, 2024, compared to non-operating expense of $0.2 million for the three months ended March 31, 2023.
As a result of the above, for the three months ended March 31, 2024, we incurred a net loss of $2.6 million, or a net loss per share of $0.21, compared to a net loss of $5.3 million, or a net loss per share of $0.49 for the three months ended March 31, 2023.

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
The following table reconciles net income (loss) attributable to the Company to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net loss (GAAP)	$(2,560,563)	$(5,251,201)
Interest expense	99,306	73,216
Interest income	(81)	(73,131)
Federal and state income tax (provisions)	(48,383)	—
Federal and state income tax payments	22,975	23,487
Depreciation and amortization	390,250	404,069
EBITDA (non-GAAP)	$(2,096,496)	$(4,823,560)

Non-recurring legal fees	225,378	216,739
One-time employee expense	—	—
Contingent consideration - change in fair value	—	160,232
Contingent consideration - DVO acquisition	74,806	46,267
Reduction in force costs	443,795	—
Retention incentive	—	450,000
Stock-based compensation	656,576	479,641
Transaction costs	—	35,078
Adjusted EBITDA (non-GAAP)	$(695,941)	$(3,435,603)

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2024, we had negative working capital of $6.6 million, compared to negative working capital of $5.1 million as of December 31, 2023, a decrease of $1.6 million. This decrease in working capital was primarily due to a decrease in accounts receivable, net and contract receivables of $3.3 million, offset by a decrease in accounts payable, accrued expenses, contract liabilities, and accrued expenses of $1.7 million. These changes were the result of cash collections from customers and cash payments to vendors on Construction design-build projects.
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
As of March 31, 2024, we had cash of $0.6 million, which represented a decrease of $0.4 million from December 31, 2023 due to the following changes during the three months ended March 31, 2024:
•Net cash provided by operating activities was $0.6 million. This source of cash is the net effect of the net loss of $2.6 million, offset by non-cash expenses of $1.2 million, and a reduction in net operating assets and liabilities of $2.0 million. See the condensed consolidated statements of cash flows for further details on the non-cash expenses and net changes in operating assets and liabilities;
•Net cash used in investing activities was $0.0 million. We have no material commitments for capital expenditures as of March 31, 2024.
•Net cash used in financing activities was $1.1 million. Cash used from financing activities primarily relates to cash provided by our Line of Credit and other financing agreements of $3.0 million offset by $3.7 million of payments made on the Line of Credit and other financing agreements.
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
ITEM 4. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Amendment No. 1.
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
Based on such evaluation, at the time our Original Form 10-Q was filed on April 30, 2024, our CEO and CFO concluded, with reasonable assurance, that our disclosure controls and procedures were effective as of March 31, 2024. Subsequent to the original evaluation by our management team, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the material weaknesses in our internal control over financial reporting described in the Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023.
We believe that our financial statements presented in this Amendment No. 1 fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.
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
Management’s Plan to Remediate the Material Weaknesses
As it relates to the material weaknesses that existed as of March 31, 2024, we are currently in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weaknesses described in the Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023. There have been no changes to the remediation plan described in the Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023, each of which is incorporated herein by reference and which could materially affect our business, financial condition or future results. The risks described herein and in those filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not believe that there have been any material changes from the risk factors previously disclosed in our Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2023.
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