Form 10-K
period 2024-12-31
urban-gro, Inc.
filed 2026-01-16
CIK 1706524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2024 was $13,235,644.

As of January 12, 2026, the registrant had 17,750,640 shares of Common Stock outstanding.

i

Cautionary Information about Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K” or this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to: future events; challenges we may face; growth strategy; expansion and future operations; the ability to recognize backlog as revenue; financial position; estimated or projected revenues, losses, costs, gross profit, earnings or other financial items; business strategy, prospects, plans and objectives of management; anticipated or pending investigations, legal claims, proceedings or litigation that may involve or affect us; implementation of ESG initiatives; industry-specific trends, events or regulations and the impact of those trends, events and regulations on us or our financial performance; and updates to regulations and the impact of those regulations on us. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “target,” “intend,” “could,” “might,” “should,” “believe” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events

Important factors known to us that could cause such material differences are identified in this Report, including the factors described in Part I, Item 1A, “Risk Factors,” and other cautionary statements described in this Report on Form 10-K. These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. urban-grow, Inc. is under no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (“SEC”).

ii

PART I

ITEM 1. BUSINESS

Background

urban-gro, Inc. (“we,” “us,” “our,” the “Company,” or “urban-gro”) was originally formed on March 20, 2014, as a Colorado limited liability company. On March 10, 2017, we converted to a Colorado corporation and exchanged shares of our common stock for every member’s interest issued and outstanding on the date of conversion. On October 29, 2020, we reincorporated as a Delaware corporation. On December 31, 2020, we effected a 1-for-6 reverse stock split with respect to our common stock. All information in this Report gives effect to this reverse stock split, including restating prior period reported amounts. On February 12, 2021, we completed an uplisting to the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “UGRO”.

Overview

Since commencing business in March 2014, we expanded our operations across North America and Europe while diversifying our services offerings organically and through acquisitions into full design-build solutions by adding design, engineering, construction, and construction-management services, introducing new equipment solutions, products and services, and successfully diversifying into several additional commercial sectors beyond the initial cannabis-focused Controlled Environment Agriculture (“CEA”) sector, including produce-focused CEA; or vertical farming, healthcare, industrial, commercial packaged goods (“CPG”), and retail.

After making the decision to exit our core business sectors in the third quarter of 2025 due to changing market conditions and our inability to raise significant funds due to our filing status and compliance with the Nasdaq, we began the process of selling assets, reducing our work force, and preparing the company for a subsequent merger. As we continue to wind down operations, today, only a single division of our legacy business remains and urban-gro is a value-added reseller of equipment systems to the Controlled Environment Agriculture (“CEA”) sector. We work with a select group of manufacturers and vendor partners to source equipment solutions that our clients utilize when building out their cultivation facilities.

Relationships with Premier Manufacturers

We work closely with leading technology and manufacturing providers to deliver an integrated solution designed to achieve the stated objectives of our clients. We pride ourselves as being equipment agnostic – meaning we do not have allegiances to any single manufacturer – we offer the solution that will best meet the design and budget constraints of our client’s and design, engineer, and integrate whatever equipment fits the client’s needs.

Value-Added Reselling of Cultivation Equipment Systems

We act as an experienced vendor providing VAR to our clients when selling vetted best-in-class commercial horticulture lighting solutions, rolling and automated container benching systems, specialty fans, fertigation/irrigation systems, environmental control systems, and microbial mitigation and odor reduction systems. The acquired knowledge of how each of these systems work in combination with and in tangent to the overall ecosystem is a significant benefit that we offer to our clients.

Our Competition

For equipment sales, we currently view our competition to be focused on predominantly commodity “off-the-shelf” items like lighting and other cultivation staple products, both pre-startup and post-startup. This competition comes from traditional wholesale horticulture dealers, online retailers, and some manufacturers who sell direct.

Our Clients

We primarily market and sell our solutions to clients in the CEA sector. In the CEA sector, our clients include operators and facilitators in both the cannabis and produce markets in the United States and Canada.

urban-gro at December 31, 2024

As of December 31, 2024, and building on the acquisition of engineering, architecture, and construction management firms, we were an integrated professional services and Design-Build firm offering value-added architectural, engineering, and construction management solutions to the CEA, industrial, healthcare, and other sectors. We derived income from our ability to generate revenue from our clients through the billing of our employees’ time spent on client projects. We offered value-added architectural, engineering, systems procurement and integration, and construction design-build solutions to customers operating in the CEA and industrial and other commercial (“Commercial”) sectors. Clients, regardless of sector they are in, had engaged us to deliver their vision because of our experience and expertise, and because our integrated, design-build solutions offer a value-add approach to design, engineering, procurement, construction-management, construction, and equipment integration, providing a single point of accountability across all aspects of a project. For our CEA clients in particular, we created high-performance indoor cultivation facilities to grow specialty crops, including cannabis as well as produce such as leafy greens, vegetables, herbs and berries.

While we successfully diversified our target markets across several commercial sectors, the majority of our clients were commercial CEA cultivators as we believed that a key differentiation point that clients values is the depth of our employees’ and Company’s experience. As of December 31, 2024, we employed approximately 130 full time employees, approximately two-thirds of which were considered experts in their areas of focus. Our team included Designers (Architects, Interior Designers, Cultivation Space Planners), Engineers (Mechanical, Electrical, Plumbing, Controls, and Fire Protection), Construction Managers (Project Managers and Supervisors), and horticulturists. As a company, we have worked on over 1000 CEA projects, and believe that the experience of our team and Company provides clients with the confidence that will proactively keep them from making common costly mistakes during the design and build process that would impact operational stages. Our expertise translates into clients saving time, money, and resources through expertise that they can leverage without having to add headcount to their own operations. We provide this experience in addition to offering a platform of the highest quality equipment systems that can be integrated holistically into our clients’ facilities.

Our Solutions in 2024

Over the past decade we expanded our ongoing operations across North America and Europe while diversifying our services offerings organically and through acquisitions into full design-build solutions by adding design, engineering, construction, and construction-management services, introducing new equipment solutions, products and services, and successfully diversifying into several additional commercial sectors beyond cannabis-focused CEA, including produce-focused CEA; or vertical farming, healthcare, industrial, commercial packaged goods (“CPG”), and retail. We became a trusted partner and adviser to our clients and provided value to our clients regardless of the sector. As is detailed in the Project Delivery Comparison chart below, in the CEA sector, the advantages of the urban-gro design-build model vs the traditional owner-contracted model were clear. There was a single responsible party for our clients’ needs from conception through operational start. This resulted in greater efficiencies throughout the design-build process and a faster speed to launch. Additionally, our experience and expertise within our sectors helped to prevent costly mistakes for our clients.

Outlined below is an example of a complete end-to-end design-build project that demonstrates how we provided value to our clients over time.

Our Service Solutions in 2024

Architectural Design, Engineering, and Construction Services

In 2024, we generated revenue by providing our clients with design-build service offerings that included architectural, interior, and engineering design, construction and construction management, as well as services for the operational stages of the facility. Our in-house architectural, interior design, engineering, construction and cultivation design services integrated design with pre-construction services and thereby reduced project schedule and capital investments.

Pre-Construction Services included providing a forecast summary of what it will take to get a high-performance facility built, giving initial indication and detailed analysis of budget, timeline/schedule, and potential large decision impacts including value analysis and value engineering options. The integration of Pre-Construction Services can expedite project completion, lower initial project costs, and help reduce costly change orders.

CSP is an early-stage engagement with stakeholders that provides an optimized basis of design including the interaction of people, plants, and processes. The output of CSP provided an optimized analysis of spatial needs based on stipulated criteria and could accelerate construction and regulatory approval paths, save stakeholders money and time, and enable a process-driven decision-making approach.

Architectural Design is the implementation of a defined process from development of vision to built environment. Architecture includes the integration and coordination of all project required disciplines such as civil, landscape, structural, mechanical, plumbing and electrical engineering, fire protection, security, interior design, and other specialty disciplines. Interior Design involves branding and development of the interior aesthetic vision. Interior design is holistic and thereby includes all aspects of the building interiors from full branding to the selection and design of all finishes and interior systems. Common discussions beyond aesthetics include the cost, durability, and maintainability of systems presented.

Mechanical, Electrical, and Plumbing (“MEP”) engineering design focuses on the entire building, not just the cultivation space, which in turn eliminates the “gap” between cultivation systems and the building systems. We provided engineered construction contract documents for mechanical, HVAC, plumbing and electrical systems required for the building permits necessary to obtain a Certificate of Occupancy. ICD creates cultivation space-focused design layouts that integrate climate control, fertigation, benching, air flow, and lighting. Our ICD team’s deep understanding of cultivation systems provided the foundation for ensuring optimal space utilization as they utilized an integrated and collaborative design process focused on understanding, vetting, and implementing the client’s vision. Construction and Construction Management provided all the additional necessary parts to deliver our clients’ projects, from the initial estimate and bid process, to subcontractor selection, and management of all construction details.

Our Additional Service Offerings in 2024

Our Facility and Equipment Commissioning Services provided a cultivation-level view of the complex system made up by each piece of equipment and ensures systems are running properly. Many of the current service options available to CEA cultivation clients are isolated to vendors providing post-sale service for a single piece of equipment. Our team confirmed contractors and specialty trades are installing systems to the design intent allowing for rapid installation, continuous process improvement, and increased revenue for our clients.

gro-care® is a highly differentiated service offering that provides a combination of CEA cultivation facility commissioning and an asset protection program through training, equipment maintenance, on-demand support, standard operating procedures (“SOP”), and a client-specific OSS that acts as an online hub for clients’ ongoing services. Combined, this solution focused on the troubleshooting, tuning, and support of a myriad of cultivation systems and equipment while further providing guidance for client interactions with tradespeople working on HVAC, electrical, and plumbing in the facility on an ongoing basis.

Our Integrated Equipment Solutions in 2024

While our engineers played an integral part in the design of most of the complex equipment systems that are then integrated into a CEA facility, we also provided consultative reselling of more common solutions that we integrated into the overall design. For CEA, the environmental goal is to maintain a stable and consistent vapor pressure deficit (“VPD”) according to the client’s priorities through environmental control of relative humidity and temperature during all stages of growth. There are four main variables in CEA that affect plant growth (and can impact VPD): (i) water and nutrients; (ii) environmental control; (iii) CO2; and (iv) lighting. The complex equipment systems that we had designed and procured for our clients played an important role in helping control and maintain the cultivation facility’s environment for plants.

Design, Source, and Integration of Complex Environmental Equipment Systems

Complex Environment Systems for CEA include environmental controls, fertigation and irrigation distribution, a complete line of water treatment and wastewater reclamation systems, and HVAC equipment systems.

As related to systems and equipment, the most significant and influential variable within a CEA facility is the ability to control and maintain the cultivation environment. This is accomplished through the integration of mechanical systems (HVAC), lighting, air movement systems, irrigation systems, and environmental controls. Maintaining a consistent desired temperature and humidity level within the cultivation spaces ensures less stress on plants. urban-gro designed these systems to fit within our clients’ budgets and provided our clients’ facilities a more stable environment to maximize plant health and yields, minimize crop loss, minimize utility costs, save on capital equipment, and maximize sustainability.

Our Clients in 2024

We primarily marketed and sold our solutions to clients in the CEA and Commercial sectors. In the CEA sector, our clients included operators and facilitators in both the cannabis and produce markets in the United States, Canada, and Europe. In the Commercial sector, we worked with leading food and beverage consumer packaged goods companies in the United States, and clients in healthcare, higher education, and hospitality.

Regulation

As it relates to our business conducted in the legalized cannabis-focused CEA segment, the regulations for each region are detailed as follows.

U.S. Regulations

While we do not generate any revenue from the direct sale of cannabis products, we have historically, and may continue to, offer our solutions to indoor cultivators that are engaged in various aspects of the cannabis industry. Tetrahydrocannabinol (“THC”), one of the main active chemicals in cannabis, is a Schedule I controlled substance and is illegal under federal law. Even in those states in which the use of cannabis has been legalized, its use remains a violation of federal laws.

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

Binding Letter of Intent with Flash Sports & Media, Inc.

On October 14, 2025, we entered into a binding letter of intent (the “LOI”) with Flash Sports & Media, Inc. (“Flash”) regarding a proposed transaction pursuant to which the parties intend to merge Flash with and into a newly formed wholly-owned subsidiary of us, which would then merge with and into a second wholly-owned subsidiary of us (collectively, the “Merger”). Pursuant to the LOI, the parties have agreed, subject to satisfaction of certain conditions, to negotiate and execute a definitive merger agreement in accordance with the terms set forth in the LOI. Flash paid us a cash deposit of $200,000 within fifteen days following the date of the LOI.

In connection with the Merger, the stockholders of Flash would receive (i) unregistered shares of our common stock equal to 19.99% of the outstanding shares of common stock as of immediately prior to the Merger, and (ii) unregistered shares of a newly-created series of non-voting preferred stock that would be economically equivalent to common stock (the “Preferred Stock”) and would automatically convert into common stock upon receipt of approval by our stockholders. The LOI contemplates that the former stockholders of Flash would own approximately 90% of the resulting company following the Merger, assuming full conversion of the Preferred Stock. Upon closing of the Merger, we would change our name to Flash Sports & Media Holdings, Inc. or a similar name. We would be required to obtain approval of its stockholders for conversion of the Preferred Stock as soon as reasonably practicable following the Merger.

The LOI provides that following the Merger, our board of directors (the “Board”) would be reconstituted such that four members of the Board would be designated by the Board prior to the Merger and one member of the Board would be designated by the former stockholders of Flash. Upon approval of our stockholders for the conversion of the Preferred Stock, the Board would be further reconstituted such that one member of the Board would be designated by the Board prior to the Merger and four members of the Board would be designated by the former stockholders of Flash.

The LOI provides for an exclusivity period of 90 days following the execution of the LOI. During that period, we agreed that neither us nor our affiliates will, among other things, solicit, provide any information or enter into any agreement with any other party concerning a transaction similar to the Merger.

For an overview of additional developments in the business since December 31, 2024, note ‘section 18, subsequent events.’

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

Human Capital

As of December 31, 2024, we employed approximately 130 employees.

Recent Developments

Gemini Loan Agreement Amendment and Default

On December 13, 2023, our wholly-owned subsidiary UG Construction, Inc. d/b/a Emerald Construction Management, Inc. (“UG Construction”) entered into (i) an interest only asset based revolving loan agreement (the “Loan Agreement”) with Gemini Finance Corp. (“Gemini”) pursuant to which Gemini extended to UG Construction a secured line of credit in an amount not to exceed $10,000,000, to be used to assist UG Construction and us with cash management, and (ii) a Secured Promissory Note - Revolving issued by UG Construction to Gemini (the “Promissory Note”). Pursuant to the Promissory Note, each draw was due and payable on or before 180 days after such draw is funded to UG Construction, subject to a mandatory pre-payment upon UG Construction’s receipt of payment for any invoice previously submitted and approved for financing by Gemini.

On March 18, 2025, UG Construction entered into an amendment to the Loan Agreement and Promissory Note and waiver with Gemini (the “Amendment”). Pursuant to the Amendment, Gemini waived any potential or perceived events of default arising under certain circumstances, which events did not constitute specified events of default under the Promissory Note or the Loan Agreement.

Pursuant to the Amendment, the Promissory Note was amended to provide that (i) the term during which Gemini may consider advances under the Loan Agreement has been extended to January 1, 2026, and (ii) the interest applied on the outstanding principal amount of the Promissory Note will accrue interest at an annual rate of 12%, and all accrued and unpaid interest shall be paid to Gemini on the first business day of each month for the prior month. The Amendment also amended the Loan Agreement to require monthly reporting of certain accounts receivable and to include a covenant that such accounts receivable equal or exceed 125% of the sum of the total amount drawn down under the Promissory Note, plus outstanding interest, as of the applicable measurement date. In connection with the execution of the Amendment, we issued to Gemini, as an amendment fee, 150,000 shares of our common stock.

On July 31, 2025, Gemini issued a notice of default to UG Construction claiming that UG Construction was in default under the line of credit due to a failure to submit receivables calculations and failing to maintain sufficient eligible accounts and to forward accounts receivable. The notice indicated that the remaining outstanding amount due under the line of credit of approximately $1.76 million was immediately due and payable with default of 1% per week accruing from the June 16, 2025 date of default claimed by Gemini, and that Gemini intended to pursue legal action if full payment was not received by August 8, 2025.

On August 21, 2025, we received a notification from Gemini stating that Gemini would proceed with a foreclosure and private sale of substantially all of the assets of UG Construction in an Article 9 sale process, pursuant to Section 9601 et seq. of the California Commercial Code (the “Asset Sale”). The Asset Sale occurred on September 4, 2025, at which Gemini acquired the assets constituting the collateral under the line of credit for $450,000.

On August 29, 2025, Gemini commenced a lawsuit captioned Gemini Finance Corp. v. UG Construction, Inc. et al., case number 25CV2259 W SBC, in the U.S. District Court for the Southern District of California, which lawsuit (the “Lawsuit”) included us and certain of our officers as defendants and pursuant to which Gemini claimed it was owed $1,486,189 (the “Claim Amount”).

On September 26, 2025, we entered into a Settlement and Mutual General Release (the “Gemini Settlement Agreement”) with Gemini. Pursuant to the terms of the Gemini Settlement Agreement, among other things, we agreed to file a joint motion requesting an expedited fairness hearing under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), which motion was filed on September 30, 2025. Following such fairness hearing, and subject to the satisfaction of all applicable conditions and requirements of Section 3(a)(10) of the Securities Act, we agreed to issue to Gemini shares of our common stock that, upon sale by Gemini, would result in net proceeds to Gemini equal to the Claim Amount, provided that Gemini shall at no time be issued shares if it would beneficially own more than 4.99% of our common stock, and the aggregate number of shares issued to Gemini may not exceed 19.99% of our outstanding common stock as of immediately prior to the signing of the Gemini Settlement Agreement to the extent required by Nasdaq Listing Rule 5635. Additionally, Gemini agreed to use its best efforts to not sell common stock exceeding 10% of our daily volume on any given trading day. Upon the issuance of the last tranche of shares under the Gemini Settlement Agreement, Gemini will dismiss the Lawsuit with prejudice. The Gemini Settlement Agreement also included a customary mutual release of claims by the parties. The fairness hearing occurred on October 14, 2025.

Agile Term Loan

On June 26, 2025, we and certain of our subsidiaries entered into a business loan and security agreement (the “Agile Loan Agreement”) with Agile Capital Funding, LLC and Agile Lending LLC (together, “Agile”).

Pursuant to the Agile Loan Agreement, Agile extended to us a term loan of $1,050,000.00 (the “Term Loan”) to be used to fund our general business requirements. The Agile Loan Agreement is for a term of twenty-eight weeks from its effective date and includes an administrative agent fee of $50,000.00 to be remitted to Agile, which was added to the amount of the loan. We could make a full prepayment or partial prepayment of the Term Loan, however, upon the prepayment of any principal amount, we would be obligated to pay a premium payment of principal, which would be equal to the aggregate and actual amount of interest that would be paid through the maturity date. The Agile Loan Agreement contains standard events of default and representations and warranties by us and Agile including a mandatory prepayment, and an additional five (5%) percent interest rate following the occurrence of an event of default. The term loan is evidenced by a secured promissory note issued by us to Agile. Pursuant to the Agile Loan Agreement, upon an event of default, Agile will receive a security interest in certain of our assets, subject to certain exceptions.

Grow Hill Default

On October 1, 2024, we entered into an asset-based term Loan Agreement with Grow Hill, LLC (“Grow Hill”) pursuant to which Grow Hill extended to us a secured loan of $2,100,000 with an origination fee of $100,000, which was added to the amount of the loan. The loan is evidenced by a Secured Promissory Note issued by us to Grow Hill. Grow Hill received a security interest in certain of our assets pursuant to a security agreement between us and Grow Hill (the “Security Agreement”), which does not include any assets of our subsidiaries.

On October 14, 2025, we received service of process for a lawsuit filed by Grow Hill against us in the District Court for the City and County of Denver, Colorado (Case No. 2025CV33546) alleging breach of contract and fraud. Pursuant the complaint, Grow Hill stated that we were in default under the Secured Promissory Note due to a failure to timely make payments, and elected to accelerate all amounts due under the Secured Promissory Note, including a default fee equal to 1% of the outstanding principal amount. We are currently investigating available options to resolve the complaint and intends to vigorously defend the allegation of fraud.

J Brrothers Settlement

On August 8, 2025, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with J Brrothers LLC (“J Brrothers”) and Herb-a-More LLC relating to a dispute arising from amounts due for certain heating, ventilation and air conditioning equipment. Pursuant to the terms of the Settlement Agreement, among other things, we issued a promissory note to J Brrothers with an original principal amount of $395,556 and issued 150,000 unregistered shares of our common stock to J Brrothers. The note accrues simple interest at an annual rate of 12% and has a maturity date of March 18, 2026. The note must be repaid in monthly installments over a period of eight months, with the first seven payments being $50,000 per month and the final monthly payment being $64,047. Any remaining principal and accrued but unpaid interest will become due and payable on the maturity date, and the note may be prepaid without penalty. The note includes customary representations and warranties, customary events of default and a 17% default interest rate.

2WR of Georgia Sale

On August 27, 2025, certain of our subsidiaries entered into a Stock and Asset Purchase Agreement (the “2WR Purchase Agreement”) with 2WR Holdco, LLC (the “Buyer”). Pursuant to the 2WR Purchase Agreement, the Buyer acquired all of the outstanding shares of stock of 2WR of Georgia, Inc. and certain assets of our other subsidiaries relating to those entities’ business of providing commercial, industrial and municipal architectural and construction administration services for projects not involving CEA. The purchase price paid by the Buyer consisted of $2.0 million in cash, offset by a previous deposit of $500,000 and by any assumed indebtedness.

Nasdaq Deficiencies

On August 20, 2024, we received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because we had not yet filed our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, we were no longer in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Timely Filing Requirement”). On November 21, 2024, we received a notice from Nasdaq stating that because we had not yet filed our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024. We continued to not be in compliance with the Timely Filing Requirement. On February 18, 2025, we filed each of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2024 and September 30, 2024 and an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and on February 19, 2025 we filed an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which amendments included restated financial statements for the periods covered therein. As a result of these filings, on February 24, 2025, the Listing Qualifications Department of Nasdaq notified us that we had regained compliance with the Timely Filing Requirement.

On February 24, 2025, we received a deficiency letter from Nasdaq notifying us that (i) for the last 30 consecutive business days, the bid price for our common stock had closed at a price of below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), and (ii) because our stockholder’s equity was below $2.5 million as reported on our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, we no longer met the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Rule 5550(b)(1), requiring a minimum stockholders’ equity of $2.5 million (the “Stockholders’ Equity Requirement”).

On April 16, 2025, we received a notice from Nasdaq stating that because we had not yet filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), we were no longer in compliance the Timely Filing Requirement. On May 21, 2025, we received a notice from Nasdaq stating that because we had not yet filed our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 or our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we continued to be out of compliance with the Timely Filing Requirement.

On August 18, 2025, we received a determination letter from Nasdaq stating that Nasdaq had determined that we did not file the Form 10-K and the Form 10-Q by August 15, 2025, the date required for the delinquent filings by an exception previously received from Nasdaq staff. The letter stated that, as a result, unless we timely requested an appeal, the trading of our common stock would be suspended at the opening of business on August 27, 2025 and a Form 25-NSE will be filed with the SEC, which would remove our common stock securities from listing and registration on Nasdaq. The letter also stated that we were not in compliance the Bid Price Rule and the Stockholders’ Equity Requirement. We timely requested an appeal to a Nasdaq Hearings Panel (the “Panel”).

On October 14, 2025, we attended a hearing before the Panel in connection with the determination letter. On October 30, 2025, we received a notice from Nasdaq notifying us that the Panel had determined to grant our request to continue our listing on The Nasdaq Capital Market, conditioned on us regaining compliance with the Timely Filing Requirement and the Stockholders’ Equity Requirement on or before December 31, 2025 and regaining compliance with the Bid Price Rule on or before January 28, 2026. During the exception period, we are required to provide prompt notification to the Panel of any significant event that may affect our compliance with Nasdaq requirements. Any documentation evidencing our compliance will be subject to review by the Panel, which may, in its discretion, request additional information before determining whether we have regained compliance.

On November 18, 2025, we received a determination letter from Nasdaq stating that because we did not timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2025, the resulting filing delinquency would be an additional basis for delisting our securities pursuant to the Timely Filing Requirement. The letter notified us that the Panel would consider the matter in their decision regarding our continued listing on the Nasdaq Capital Market, and requested that we present our views with respect to the additional deficiency in writing by November 25, 2025. We made a submission to the Panel by the requested date.

On January 6, 2026, the Company received a determination letter (the “January 6, 2026 Determination”) from Nasdaq stating that because the Company did not hold an annual meeting of stockholders within twelve months from the Company’s prior fiscal year end as required by Nasdaq Listing Rule 5620(a), the resulting non-compliance would be an additional basis for delisting the Company’s securities. The January 6, 2026 Determination notified the Company that the Panel would consider the matter in their decision regarding the Company’s continued listing on the Nasdaq Capital Market, and requested that the Company present its views with respect to the additional deficiency in writing by January 9, 2026. The Company intends to make a submission to the Panel by the requested date, and has requested an additional extension to comply with the Bid Price Rule, the Stockholders’ Equity Requirement and the Timely Filing Requirement.

There can be no assurance that we will be able to regain compliance with the Bid Price Rule, the Timely Filing Requirement, or the Stockholders’ Equity Requirement, or will otherwise be in compliance with other applicable Nasdaq Listing Rules. If we fail to meet the conditions set forth in our compliance plan or if Nasdaq delists our securities from trading for any other reason, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We were initially organized as a limited liability company in the State of Colorado on March 20, 2014. In March 2017, we converted into a corporation and on February 12, 2021, we completed an uplisting to Nasdaq under the ticker symbol “UGRO.” The following is a summary of our recent historical operating performance:

●	During the year ended December 31, 2024, we generated revenue of $40.0 million and incurred a net loss of $36.5 million.

●	During the year ended December 31, 2023, we generated revenue of $69.9 million and incurred a net loss of $25.4 million.

●	During the year ended December 31, 2022, we generated revenue of $66.3 million and incurred a net loss of $15.3 million.

●	During the year ended December 31, 2021, we generated revenue of $62.1 million and incurred a net loss of $0.9 million.

●	During the year ended December 31, 2020, we generated revenue of $25.8 million and incurred a net loss of $5.1 million.

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

We had negative cash flow from operations for the fiscal years ended December 31, 2024 and December 31, 2023.

We had negative cash flow from operations of $2.8 million for the fiscal year ended December 31, 2024 and $10.5 million for the fiscal year ended December 31, 2023. To the extent that we have negative cash flow from operations in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. We may not be able to generate positive cash flow from our operations and additional capital or other types of financing may not be available when needed or on terms favorable to us.

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

To the extent that future net losses are in excess of additions to equity, we may fall below the Nasdaq’s listing requirement of having a net equity balance of at least $2,500,000. If we fail to continue to satisfy this or any other continued listing requirements, Nasdaq will take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair shareholders’ ability to sell or purchase our common stock when they wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

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

Although we have been able to successfully generate substantial sales to different clients over time, we may not be able to continue to do this in the future. Our operating results for the foreseeable future could continue to depend on substantial sales to a small number of clients. Our clients have no purchase commitments and may cancel, change or delay purchases with little or no notice or penalty. As a result of this, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of any client. Clients who represent a substantial portion of our historical revenue may decide to purchase products and services from other providers in the future, which could cause our revenue to decline materially and negatively impact our financial condition and results of operations. If we are unable to diversify our client base, we will continue to be susceptible to risks associated with client concentration.

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

The legal cannabis industry is not mature in the United States and has been legalized in only some states and remains illegal in others and under U.S. federal law, making it difficult to accurately forecast demand for our solutions. Revenues could materially decline if the U.S. Department of Justice (“DOJ”) enforces federal law against the industry and some of our clients are negatively impacted.

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

Cannabis, which is referred to as “Marijuana” in the Controlled Substances Act, is currently classified as a Schedule I controlled substance under the Controlled Substances Act and is illegal under United States federal law. It is illegal under United States federal law to grow, cultivate, sell or possess cannabis for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 makes it illegal to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those states in which the use of cannabis has been authorized under state law, its use remains a violation of federal law. Since federal law criminalizing the use of cannabis is not preempted by state laws that legalize its use, strict enforcement of federal law regarding cannabis may result in the inability of our clients that are involved in the cannabis industry to proceed with their operations, which would adversely affect our operations.

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

The “FinCEN Memo” dated February 14, 2014, de-prioritizes enforcement of the Bank Secrecy Act against financial institutions and cannabis related businesses which utilize them. This memorandum appears to be a standalone document and is presumptively still in effect. At any time, however, the Department of the Treasury, Financial Crimes Enforcement Network, could elect to rescind the FinCEN Memo. This would make it more difficult for our clients and potential clients to access the U.S. banking systems and conduct financial transactions, which would adversely affect our operations.

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

The business activities of certain of our clients rely on newly established and/or developing laws and regulations in multiple jurisdictions. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or cause us to cease operations entirely. The legal cannabis industry may come under the scrutiny or further scrutiny by the United States Food and Drug Administration (the “FDA”), the SEC, the DOJ, the Financial Industry Regulatory Authority or other federal, state or nongovernmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or nonmedical purposes in the United States. The FDA currently is authorized to promulgate regulations for and oversight of CBD products. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry that we service may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of our ability to raise additional capital.

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

Risks Related to Ownership of Our Common Stock

Our failure to meet the continued listing requirements of Nasdaq could result in the delisting of our Common Stock.

If we fail to satisfy the continued listing requirements of Nasdaq, Nasdaq will take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase our common stock when they wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

On August 20, 2024, we received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because we had not yet filed our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, we were no longer in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Timely Filing Requirement”). On November 21, 2024, we received a notice from Nasdaq stating that because we had not yet filed our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024. We continued to not be in compliance with the Timely Filing Requirement. On February 18, 2025, we filed each of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2024 and September 30, 2024 and an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and on February 19, 2025 we filed an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which amendments included restated financial statements for the periods covered therein. As a result of these filings, on February 24, 2025, the Listing Qualifications Department of Nasdaq notified us that we had regained compliance with the Timely Filing Requirement.

On February 24, 2025, we received a deficiency letter from Nasdaq notifying us that (i) for the last 30 consecutive business days, the bid price for our common stock had closed at a price of below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), and (ii) because our stockholder’s equity was below $2.5 million as reported on our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, we no longer met the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Rule 5550(b)(1), requiring a minimum stockholders’ equity of $2.5 million (the “Stockholders’ Equity Requirement”).

On April 16, 2025, we received a notice from Nasdaq stating that because we had not yet filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), we were no longer in compliance with the Timely Filing Requirement. On May 21, 2025, we received a notice from Nasdaq stating that because we had not yet filed our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 or our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we continued to be out of compliance with the Timely Filing Requirement.

On August 18, 2025, we received a determination letter from Nasdaq stating that Nasdaq had determined that we did not file the Form 10-K and the Form 10-Q by August 15, 2025, the date required for the delinquent filings by an exception previously received from Nasdaq staff. The letter stated that, as a result, unless we timely requested an appeal, the trading of our common stock would be suspended at the opening of business on August 27, 2025 and a Form 25-NSE will be filed with the SEC, which would remove our common stock securities from listing and registration on Nasdaq. The letter also stated that we were not in compliance the Bid Price Rule and the Stockholders’ Equity Requirement. We timely requested an appeal to a Nasdaq Hearings Panel (the “Panel”).

On October 14, 2025, we attended a hearing before the Panel in connection with the determination letter. On October 30, 2025, we received a notice from Nasdaq notifying us that the Panel had determined to grant our request to continue our listing on The Nasdaq Capital Market, conditioned on us regaining compliance with the Timely Filing Requirement and the Stockholders’ Equity Requirement on or before December 31, 2025 and regaining compliance with the Bid Price Rule on or before January 28, 2026. During the exception period, we are required to provide prompt notification to the Panel of any significant event that may affect our compliance with Nasdaq requirements. Any documentation evidencing our compliance will be subject to review by the Panel, which may, in its discretion, request additional information before determining whether we have regained compliance.

On November 18, 2025, we received a determination letter from Nasdaq stating that because we did not timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2025, the resulting filing delinquency would be an additional basis for delisting our securities pursuant to the Timely Filing Requirement. The letter notified us that the Panel would consider the matter in their decision regarding our continued listing on the Nasdaq Capital Market and requested that we present our views with respect to the additional deficiency in writing by November 25, 2025. We made a submission to the Panel by the requested date.

There can be no assurance that we will be able to regain compliance with the Bid Price Rule, the Timely Filing Requirement, or the Stockholders’ Equity Requirement, or will otherwise be in compliance with other applicable Nasdaq Listing Rules. If we fail to meet the conditions set forth in our compliance plan or if Nasdaq delists our securities from trading for any other reason, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our stock price could be extremely volatile. As a result, shareholders may not be able to re-sell their shares at or above the price they paid for them.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Volatility in the market price of our common stock, as well as general economic, market or political conditions, may prevent shareholders from being able to sell their shares at or above the price they paid for their shares and may otherwise negatively affect the liquidity of our common stock. Shareholders may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and shareholders could lose part or all of their investment. The price of our common stock has been, and could continue to be, subject to wide fluctuations in response to a number of factors, including those described elsewhere in this Report and others such as:

●	our ability to generate sufficient revenues to achieve profitability and positive cash flow;

●	competition in our industry and our ability to compete effectively;

●	our ability to attract, recruit, retain and develop key personnel and qualified employees;

●	reliance on significant clients and third-party suppliers;

●	our ability to successfully identify and complete acquisitions and effectively integrate those acquisitions into our operations;

●	our actual or anticipated operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;

●	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other industry participants;

●	developments in our business or operations or our industry sectors generally;

●	any future offerings by us of our common stock;

●	any coordinated trading activities or large derivative positions in our common stock, for example, a “short squeeze” (a short squeeze occurs when a number of investors take a short position in a stock and have to buy the borrowed securities to close out the position at a time that other short sellers of the same security also want to close out their positions, resulting in a surge in stock prices, i.e., demand is greater than supply for the stock sold short);

●	legislative or regulatory changes affecting our industry generally or our business and operations specifically;

●	the operating and stock price performance of companies that investors consider to be comparable to us;

●	announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by us or our competitors;

●	actions by our current shareholders, including future sales of common shares by existing shareholders, including our directors and executive officers;

●	proposed or final regulatory changes or developments;

●	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us; and

●	the other factors described under Risk Factors in Part I, Item 1A of this Report.

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

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). An emerging growth company may take advantage of certain reduced reporting and other requirements that are otherwise generally applicable to public companies, as described above. We currently intend to take advantage of each of these exemptions. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of our financial statements with the financial statements of a public company that is not an emerging growth company, or the financial statements of an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024, management identified material weaknesses as described under Item 9A. “Controls and Procedures.” We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our share price.

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

U.S. generally accepted accounting principles (“U.S. GAAP”) and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

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

Cybersecurity Practices

We have implemented various measures to manage our risk of information technology systems and networks damage, disruption, or unauthorized access, including employee training, monitoring of our systems and networks, maintenance of backup and protective systems, and use of modern endpoint detection and response tools which are integrated into urban-gro’s risk management systems and processes. We also operate in a fully cloud-based environment, which enhances our scalability, flexibility, and resilience and utilize 3rd parties to perform early internal and external vulnerability assessment and risk identification. We have established extensive backup and recovery procedures to ensure the continuity of our operations in a cyber incident. We also maintain cyber liability insurance coverage as part of our comprehensive risk management program. However, these measures may not be sufficient to prevent, detect, or mitigate the impact of such damage, disruption, or unauthorized access. Moreover, the regulatory environment related to information security, data protection, and privacy is increasingly demanding and complex, and compliance with applicable laws and regulations may result in significant costs or require changes in our business practices that could adversely affect our operations.

Cybersecurity Leadership

Our Board of Directors is actively involved in overseeing our cybersecurity risk management. Our Board of Directors receives quarterly updates on our cybersecurity posture, threats, and incidents from our Senior Vice President of Technology, who now serves in a consulting role with the Company. Our Board of Directors also delegates certain oversight functions to our Audit Committee, which reviews our cybersecurity policies, procedures, controls, and audit results. Our Board of Directors and our Audit Committee regularly assess the adequacy of our cybersecurity risk management framework and the effectiveness of our mitigation strategies.

Our cybersecurity operations are led by our consulting Senior Vice President of Technology, who has over 20 years of experience in the field of cybersecurity. He is responsible for developing and implementing our cybersecurity strategy, policies, standards, and practices. He also oversees our cybersecurity team, which includes a staff member who recently completed his master’s degree in cybersecurity. Our cybersecurity team monitors, detects, responds, and reports on cybersecurity threats and incidents, and coordinates with our internal and external stakeholders to ensure the security of our information assets.

urban-gro adheres to the NIST Cybersecurity Framework 2.0, which provides a set of standards, guidelines, and best practices to manage cybersecurity-related risks. We have developed and documented our systems disaster recovery plan, which outlines the roles, responsibilities, and procedures for restoring our critical systems and data in the event of a cyber incident. We have also crafted over 12 internal policies to help maintain a secure environment, such as our information security policy, our data classification policy, our incident response policy, and our password policy. We regularly conduct phishing simulations, vulnerability scans, penetration tests, and audits to test the effectiveness of our controls and backups, and to identify and remediate any gaps or weaknesses in our cybersecurity posture.

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

ITEM 2. PROPERTIES

Our principal place of business is located at 1751 Panorama Point, Unit G, Lafayette, Colorado, 80026. This location is leased and consists of approximately 10,000 square feet, including approximately 3,500 square feet of office space and 6,500 square feet of warehouse space. Additionally, we have six other office leases in the United States. We currently do not own any property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we become involved in or are threatened with legal disputes. While most of these disputes are not likely to have a material effect on our business, financial condition, or operations, the following matters are deemed by the Company to be material either due to the costs of litigation or the potential negative impacts to the Company should these matters not be resolved in our favor:

●	Great Green Theory – On June 10, 2022, Emerald filed a lien and brought a suit in the Superior Court of Berkshire, Massachusetts to foreclose on the lien against Great Green Theory Land, LLC and Great Green Theory Cultivation, LLC who are the owners of the land and a construction project in Lee, Massachusetts. Emerald is claiming breach of contract and quantum merit against Great Green Theory for failure to pay approximately $1.3 million in payment applications. Great Green Theory has filed counterclaims against Emerald claiming liquidated damages of approximately $1.0 million for alleged unjustifiable delays on the project and alleging construction defects in the project. Emerald has settled two subcontractor suits against Emerald for non-payment to them of which Emerald has not received payment from Great Green Theory.

°	Accounts receivable and accounts payable related to Great Green Theory – The selling Emerald shareholders have agreed to indemnify and defend the Company for any litigation or judgement stemming from this lawsuit. The Company has recorded $1.3 million as a receivable and $0.4 million as a payable to sub-contractors on the opening balance sheet as of the date of the acquisition.

°	Legal Costs to collect Great Green Theory accounts receivable – The Company has agreed to split the legal costs of this claim until the funds are recovered or until the claim of liquidated damages is relieved. Total estimated legal costs associated with this claim are approximately $0.3 million. The Company recorded 50% of this amount as a liability on the opening balance sheet as of the date of the acquisition.

●	Pullar – urban-gro’s former Chief Financial Officer, George Pullar, filed a suit in the District Court of Boulder County, Colorado against urban-gro and Bradley Nattrass, in his capacity as urban-gro’s CEO, claiming breach of fiduciary duty. The claims stem from a settlement agreement with Mr. Pullar and allegations that Mr. Nattrass and urban-gro failed to share enough non-public material information about urban-gro’s plans for fundraising that would have impacted Mr. Pullar’s decision to enter into the settlement agreement. urban-gro’s director and officer liability insurance carrier has indicated coverage is available to Mr. Nattrass for this suit. We believe we have substantial defenses to the claim asserted in this lawsuit and intend to vigorously defend this action.

Gemini Loan Agreement Amendment and Default

On December 13, 2023, our wholly-owned subsidiary UG Construction, Inc. d/b/a Emerald Construction Management, Inc. (“UG Construction”) entered into (i) an interest only asset based revolving loan agreement (the “Loan Agreement”) with Gemini Finance Corp. (“Gemini”) pursuant to which Gemini extended to UG Construction a secured line of credit in an amount not to exceed $10,000,000, to be used to assist UG Construction and us with cash management, and (ii) a Secured Promissory Note - Revolving issued by UG Construction to Gemini (the “Promissory Note”). Pursuant to the Promissory Note, each draw was due and payable on or before 180 days after such draw is funded to UG Construction, subject to a mandatory pre-payment upon UG Construction’s receipt of payment for any invoice previously submitted and approved for financing by Gemini.

On March 18, 2025, UG Construction entered into an amendment to the Loan Agreement and Promissory Note and waiver with Gemini (the “Amendment”). Pursuant to the Amendment, Gemini waived any potential or perceived events of default arising under certain circumstances, which events did not constitute specified events of default under the Promissory Note or the Loan Agreement.

Pursuant to the Amendment, the Promissory Note was amended to provide that (i) the term during which Gemini may consider advances under the Loan Agreement has been extended to January 1, 2026, and (ii) the interest applied on the outstanding principal amount of the Promissory Note will accrue interest at an annual rate of 12%, and all accrued and unpaid interest shall be paid to Gemini on the first business day of each month for the prior month. The Amendment also amended the Loan Agreement to require monthly reporting of certain accounts receivable and to include a covenant that such accounts receivable equal or exceed 125% of the sum of the total amount drawn down under the Promissory Note, plus outstanding interest, as of the applicable measurement date. In connection with the execution of the Amendment, we issued to Gemini, as an amendment fee, 150,000 shares of our common stock

On July 31, 2025, Gemini issued a notice of default to UG Construction claiming that UG Construction was in default under the line of credit due to a failure to submit receivables calculations and failing to maintain sufficient eligible accounts and to forward accounts receivable. The notice indicated that the remaining outstanding amount due under the line of credit of approximately $1.76 million was immediately due and payable with default of 1% per week accruing from the June 16, 2025 date of default claimed by Gemini, and that Gemini intended to pursue legal action if full payment was not received by August 8, 2025.

On August 21, 2025, we received a notification from Gemini stating that Gemini would proceed with a foreclosure and private sale of substantially all of the assets of UG Construction in an Article 9 sale process, pursuant to Section 9601 et seq. of the California Commercial Code (the “Asset Sale”). The Asset Sale occurred on September 4, 2025, at which Gemini acquired the assets constituting the collateral under the line of credit for $450,000.

On August 29, 2025, Gemini commenced a lawsuit captioned Gemini Finance Corp. v. UG Construction, Inc. et al., case number 25CV2259 W SBC, in the U.S. District Court for the Southern District of California, which lawsuit (the “Lawsuit”) included us and certain of our officers as defendants and pursuant to which Gemini claimed it was owed $1,486,189 (the “Claim Amount”).

On September 26, 2025, we entered into a Settlement and Mutual General Release (the “Gemini Settlement Agreement”) with Gemini. Pursuant to the terms of the Gemini Settlement Agreement, among other things, we agreed to file a joint motion requesting an expedited fairness hearing under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), which motion was filed on September 30, 2025. Following such fairness hearing, and subject to the satisfaction of all applicable conditions and requirements of Section 3(a)(10) of the Securities Act, we agreed to issue to Gemini shares of our common stock that, upon sale by Gemini, would result in net proceeds to Gemini equal to the Claim Amount, provided that Gemini shall at no time be issued shares if it would beneficially own more than 4.99% of our common stock, and the aggregate number of shares issued to Gemini may not exceed 19.99% of our outstanding common stock as of immediately prior to the signing of the Gemini Settlement Agreement to the extent required by Nasdaq Listing Rule 5635. Additionally, Gemini agreed to use its best efforts to not sell common stock exceeding 10% of our daily volume on any given trading day. Upon the issuance of the last tranche of shares under the Gemini Settlement Agreement, Gemini will dismiss the Lawsuit with prejudice. The Gemini Settlement Agreement also included a customary mutual release of claims by the parties. The fairness hearing occurred on October 14, 2025.

Agile Term Loan

On June 26, 2025, we and certain of our subsidiaries entered into a business loan and security agreement (the “Agile Loan Agreement”) with Agile Capital Funding, LLC and Agile Lending LLC (together, “Agile”).

Pursuant to the Agile Loan Agreement, Agile extended to us a term loan of $1,050,000.00 (the “Term Loan”) to be used to fund our general business requirements. The Agile Loan Agreement is for a term of twenty-eight weeks from its effective date and includes an administrative agent fee of $50,000.00 to be remitted to Agile, which was added to the amount of the loan. We could make a full prepayment or partial prepayment of the Term Loan, however, upon the prepayment of any principal amount, we would be obligated to pay a premium payment of principal, which would be equal to the aggregate and actual amount of interest that would be paid through the maturity date. The Agile Loan Agreement contains standard events of default and representations and warranties by us and Agile including a mandatory prepayment, and an additional five (5%) percent interest rate following the occurrence of an event of default. The term loan is evidenced by a secured promissory note issued by us to Agile. Pursuant to the Agile Loan Agreement, upon an event of default, Agile will receive a security interest in certain of our assets, subject to certain exceptions.

Grow Hill Default

On October 1, 2024, we entered into an asset-based term Loan Agreement with Grow Hill, LLC (“Grow Hill”) pursuant to which Grow Hill extended to us a secured loan of $2,100,000 with an origination fee of $100,000, which was added to the amount of the loan. The loan is evidenced by a Secured Promissory Note issued by us to Grow Hill. Grow Hill received a security interest in certain of our assets pursuant to a security agreement between us and Grow Hill (the “Security Agreement”), which does not include any assets of our subsidiaries.

On October 14, 2025, we received service of process for a lawsuit filed by Grow Hill against us in the District Court for the City and County of Denver, Colorado (Case No. 2025CV33546) alleging breach of contract and fraud. Pursuant the complaint, Grow Hill stated that we were in default under the Secured Promissory Note due to a failure to timely make payments, and elected to accelerate all amounts due under the Secured Promissory Note, including a default fee equal to 1% of the outstanding principal amount. We are currently investigating available options to resolve the complaint and intends to vigorously defend the allegation of fraud.

J Brrothers Settlement

On August 8, 2025, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with J Brrothers LLC (“J Brrothers”) and Herb-a-More LLC relating to a dispute arising from amounts due for certain heating, ventilation and air conditioning equipment. Pursuant to the terms of the Settlement Agreement, among other things, we issued a promissory note to J Brrothers with an original principal amount of $395,556 and issued 150,000 unregistered shares of our common stock to J Brrothers. The note accrues simple interest at an annual rate of 12% and has a maturity date of March 18, 2026. The note must be repaid in monthly installments over a period of eight months, with the first seven payments being $50,000 per month and the final monthly payment being $64,047. Any remaining principal and accrued but unpaid interest will become due and payable on the maturity date, and the note may be prepaid without penalty. The note includes customary representations and warranties, customary events of default and a 17% default interest rate.

RK Mechanical- complaint filed

On June 27, 2025, RK Mechanical LLC (“RK”) filed a complaint against UG Construction and certain other defendants, with SVC Manufacturing Inc. as cross-claimant and UG Construction as cross-defendant, in the Superior Court of Arizona for Maricopa County (Case No. CV2025-022680). The complaint alleged that UG Construction served as general contractor for the construction of the construction of a PepsiCo plant in Tolleson, Arizona, and that as a result of work completed by RK, UG Construction owed $1,522,716 to RK as a result of alleged breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Arizona Prompt Payment Act, and lien foreclosure. On or about October 2025, a default judgment was entered against UG Construction for $1,511,716, plus prejudgment interest of $288,346 and post-judgment interest at 8.25% plus $10,057 in attorney fees. .

Action Equipment- complaint filed

On April 21, 2025, Action Equip. & Scaffold Co. (“Action”) filed a complaint against UG Construction in the Superior Court of Arizona for Maricopa County (Case No. CV2025-014165). The complaint alleged that UG Construction owed Action $380,932 plus interest and attorneys’ fees in connection with a contract pursuant to which Action leased equipment to UG Construction, and alleged breach of contract, breach of covenant of good faith and fair dealing, and unjust enrichment. A default judgment was subsequently entered against UG Construction, and Action filed a writ of garnishment on October 21, 2025.

MJ’s Market, Inc

MJ’s Market, Inc. v. Urban-Gro, Inc. et al, pending in the Suffolk County Superior Court in Massachusetts as Civil Action No. 2384-cv-02794. The original complaint, filed by MJ’s Market, Inc, alleged that the Corporation prepared deign drawings for the plaintiff and subsequently sold those drawings to a competitor. The original complaint asserted claims for Breach of Contract; violation of M.G.L. c. 93A; Breach of the Covenant of Good Faith and Fair Dealing; Trademark Infringement; and Interference with Contractual Relations against the Corporation. An amended complaint has been filed which names 2WR of Colorado, Inc., which is characterized as a subsidiary or affiliate of the Corporation, in place of the Corporation. The lawsuit is ongoing.

There can be no assurance that future developments related to pending claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on urban-gro’s financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 17, 2021, we completed a public offering of 6,210,000 shares of our common stock, inclusive of the underwriters’ full overallotment, at $10.00 per share for total gross offering proceeds of $62,100,000. In connection with the offering, we received approval to list our common stock on Nasdaq Capital Market under the symbol “UGRO.” Prior to the offering, shares of our common stock were quoted on the OTC Markets Group, Inc. OTCQX Marketplace under the symbol “UGRO.” Although our shares were quoted on the OTCQX Marketplace from October 7, 2019 through February 11, 2021, because trading on the OTCQX Marketplace was infrequent and limited in volume, the prices at which such transactions occurred did not necessarily reflect the price that would have been paid for our common stock in a more liquid market.

The trading price of our common stock has been, and may continue to be, subject to wide price fluctuations in response to various factors, many of which are beyond our control, including those described in Part I, Item 1A, “Risk Factors.”

HOLDERS

As of January 12, 2025, we had 79 holders of record of our Common Stock. The number of shareholders of record does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

UNREGISTERED SALES OF EQUITY SECURITIES

During the year ended December 31, 2024, we issued the following securities that were not registered under the Securities Act:

●	The Company issued the following shares of the Company’s common stock to satisfy contingent consideration purchase price liabilities for acquisitions as follows:

○	DVO - 44,032 shares at an average price per share of $1.82.

○	UG Construction – 27,115 shares at an average price per share of $1.82.

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

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the year ended December 31, 2024, the Company did not repurchase common stock. The Company’s Board  has authorized the Company to repurchase common stock through a variety of methods, including open market repurchases, purchases by contract (including, without limitation, 10b5-1 and 10b-18 plans), and/or privately negotiated transactions. The amount, timing, or prices of repurchases, may vary based on market conditions and other factors. The program does not have an expiration date and can be modified or terminated by the Board at any time. Since inception on May 24, 2021, the Board authorized a stock repurchase program to purchase up to $10.5 million of outstanding shares of the Company’s common stock. In total, the Company has repurchased 1,449,833 shares of common stock at an average price per share of $8.31 for a total of $12.0 million, under this program. As of December 31, 2024, we have $1.4 million remaining under the repurchase program.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with the financial statements and related notes and the other financial information included elsewhere in this Report. Such discussion and analysis reflects our historical results of operations and financial position. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Information about Forward-Looking Statements” and elsewhere in this Report. All share and per share amounts presented herein have been restated to reflect the implementation of the 1-for-6 reverse stock split as if it had occurred at the beginning of the earliest period presented.

OVERVIEW AND HISTORY

In 2024, urban-gro was an integrated professional services and Design-Build firm. Our business focused primarily on providing fee-based professional services, Design-Build solutions, as well as the value-added reselling and integration of equipment systems. We derived income from our ability to generate revenue from our clients through the billing of our employees’ time spent on client projects. We offered value-added architectural, engineering, systems procurement and integration, and construction solutions to customers operating in the CEA and Commercial sectors. In the CEA sector, our clients included operators and facilitators in both the cannabis and produce markets in the United States, Canada, and Europe. In the Commercial sector, we worked with leading Food and Beverage CPG companies in the United States, and clients in other commercial sectors including light industrial, healthcare, higher education, laboratories, and hospitality. During 2021 and 2022, we made the following acquisitions:

●	July 2021 - Three affiliated architecture design companies (the “2WR Entities”)

●	April 2022 - A construction Design-Build firm (“Emerald”)

●	October 2022 - An engineering firm (“DVO”)

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended December 31, 2024 and 2023

During the year ended December 31, 2024, we generated revenues of $40.0 million compared to revenues of $69.9 million during the year ended December 31, 2023, a decrease of $29.9 million, or 43%. This decrease in revenues is the net result of the following changes in individual revenue components:

●	Construction design-build revenues decreased $26.0 million due to decrease in our business due to negative market conditions.

●	Services revenue decreased $3.1 million, which was the result of a decrease in revenues in our existing business due to negative market conditions in the CEA sector;

●	Equipment systems revenue decreased $0.5 million due.

●	Other revenue decreased $0.4 million.

During the year ended December 31, 2024, cost of revenues was $37.1 million compared to $60.0 million during the year ended December 31, 2023, a decrease of $22.9 million, or 38%. This decrease is directly attributable to the decrease in revenues indicated above.

Gross profit was $2.9 million (7% of revenue) during the year ended December 31, 2024, compared to $9.9 million (14% of revenue) during the year ended December 31, 2023. Gross profit as a percentage of revenues decreased overall due primarily to reduced margins on construction design-build revenue due to losses on certain jobs.

Operating expenses increased by $5.2 million, or 16%, to $38.4 million for the year ended December 31, 2024 compared to $33.2 million ended December 31, 2023. This increase is primarily due to a $5.0 million increase in the impairment of goodwill and intangibles. Additionally, general and administrative expenses were relatively flat due to restructuring costs in 2024, offset by bad debt expense write-downs in 2024.

Non-operating expense was $1.0 million for the year ended December 31, 2024, compared to $2.1 million for the year ended December 31, 2023, a decrease of $1.1 million. This decrease was primarily due to a $0.2 million loss on settlement recorded in 2024 compared to a $1.5 million loss on settlement of debt recorded in 2023. as well as no write-down on investment in 2024 compared to a $0.3 million write-down on investment. This was partially offset by an increase in interest expense of $0.8 million.

As a result of the above, we incurred a net loss of $36.5 million for the year ended December 31, 2024, or a net loss per share of $2.98, compared to a net loss of $25.4 million for the year ended December 31, 2023, or a net loss per share of $2.34.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, we had negative working capital of $26.5 million, compared to negative working capital of $5.1 million as of December 31, 2023, an increase of $21.4 million. This decrease in working capital was primarily due to decreases in accounts receivables of $13.3 million and contract receivables of $4.3 million, and impairment of goodwill and intangible assets of $11.3 million, and increases in customer deposits of $2.1 million, and notes payable of $3.6 million.

As of December 31, 2024, we had cash of $0.8 million, which represented a decrease of $0.3 million from $1.1 million as of December 31, 2023. Changes in cash during 2024 and 2023 are discussed below.

On December 13, 2023, UG Construction, Inc, (“UG Construction”), a wholly owned subsidiary of the Company, entered into an interest only asset based revolving loan agreement (“the Line of Credit”) with Gemini Finance Corp. (“Lender”) pursuant to which Lender extended to UG Construction the Line of Credit in an amount not to exceed $10.0 million to be used to assist UG Construction and the Company with cash management. Lender will consider requests under the Line of Credit, which Lender may accept or reject in its discretion, until September 12, 2024 (“the Initial Term”), subject to an automatic extension for an additional nine-,month term until May 12, 2025, provided that UG Construction is in compliance with all the terms of the applicable loan documents and Lender has not sent a written notice of non-renewal at least 60 days prior to expiration of the Initial Term. The Line of Credit contains standard events of default and representations and warranties by UG Construction and the Lender and the Company has entered into a Continuing Guaranty pursuant to which the Company will guarantee repayment of the loans associated with the Line of Credit (the “Guaranty Agreement”). Loans made under the Line of Credit earns interest at a annual rate of 12%. As of December 31, 2024, we had borrowed $4.4 million under the Line of Credit.

Operating Activities:

Net cash used in operating activities was $2.8 million during the year ended December 31, 2024. This use of cash was the net effect of the net loss of $36.5 million, offset primarily by a $11.3 million impairment of goodwill and intangible assets, depreciation and amortization of $1.4 million, stock-based compensation of $1.4 million, and a reduction in net operating assets and liabilities of $18.6 million. The $18.6 million reduction in net operating assets and liabilities was primarily due to the a $1.6 increase in accounts payable, contract liabilities and accrued expenses and a $17.6 million decrease in accounts receivable.

Net cash used in operating activities was $10.5 million during the year ended December 31, 2023. This use of cash was the net effect of the net loss of $25.4 million, offset by non-cash expenses of $12.7 million, and a decrease in net operating assets and liabilities of $2.2 million. The $2.2 million decrease in net operating assets and liabilities was primarily due to the net effects of a $11.9 million increase in accounts receivable, a $0.0 million increase in customer deposits, offset by a $13.0 million increase in accounts payable and accrued expenses, and an $2.5 million increase in prepayments and other assets.

Investing Activities:

Net cash used in investing activities was $0.1 million for the year ended December 31, 2024, primarily due to purchases of property and equipment. We had no material commitments for capital expenditures as of December 31, 2024.

Net cash provided by investing activities was $1.9 million for the year ended December 31, 2023, primarily from the sale of our investment in XS Financial for $2.4 million offset by the acquisition of property, plant and equipment of $0.5 million. We had no material commitments for capital expenditures as of December 31, 2023.

Financing Activities:

Net cash provided by financing activities was $2.7 million for the year ended December 31, 2024. Cash provided from financing activities during the year ended December 31, 2024 primarily relates to additions to notes payable for $8.1 million, partially offset by $5.2 million of payments made on notes payable.

Net cash used in financing activities was $2.0 million for the year ended December 31, 2023. Net cash used in financing activities during the year ended December 31, 2023 primarily relates to cash provided by our line of credit and notes payable of $2.5 million offset by $3.9 million of payments made on the DVO Promissory Note and $0.5 million of payments related to contingent consideration.

Material Cash Requirements:

Our material cash requirements include payments on the UG Construction Line of Credit.

CRITICAL ACCOUNTING ESTIMATES

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, our CEO and CFO have concluded that the consolidated financial statements, included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2024, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

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

We identified deficiencies that resulted in material weaknesses in our internal control over financial reporting. The material weaknesses identified include:

●	Lack of sufficient technical accounting expertise within the accounting function to appropriately address complex technical accounting issues; and

●	Failure to maintain a sufficient complement of personnel in our accounting and reporting department to ensure adequate segregation of duties such that appropriate review and monitoring of its financial records are executed.

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

Management’s Plan to Remediate the Material Weaknesses

As it relates to the material weaknesses that existed as of December 31, 2024, we are currently in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weaknesses described above. Such plans include, but may not be limited to, the following:

●	Ensure personnel resources within the accounting function have technical accounting expertise and experience commensurate with our operations;

●	Engage external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP where technical accounting expertise within the accounting function is considered insufficient; and

●	Improve control processes to ensure adequate review by individuals with sufficient technical accounting expertise to prevent disclosure and financial reporting misstatements.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORTE GOVERNANCE

Directors

The following table and text set forth the name, age, position with the Company, and terms of service of each director as of January 13, 2026:

Name	Age	Position	Director Since
Bradley J. Nattrass	53	Chairperson of the Board and Chief Executive Officer	2017
James R. Lowe (1)	45	Director	2018
Anita Britt (1)(2)	62	Director	2021
David Hsu (2)(3)	44	Director	2021
Sonia Lo(2)(3)	58	Director	2021

(1)	Member of the Corporate Governance and Nominating Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Compensation Committee.

Information with respect to the securities beneficially owned by each of the directors can be found under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. The following sets forth the biographical background information for each director. In addition, the biographies of the directors include a brief description of the specific experience, qualifications, attributes, or skills that led to the conclusion that each person should serve as a director. In addition to the specific experience, qualifications, attributes, and skills described below, all of the directors have the professional experience and personal character that make them highly qualified directors for the Company and collectively comprise an experienced board that works well together as a whole.

Bradley J. Nattrass is one of our founders and has been our Chief Executive Officer and Chairperson of our Board since March 2017. Mr. Nattrass was our Managing Member from March 2014 until March 2017 when we converted to a corporation. From October 2015 to August 2016, he was the Managing Member of enviro-glo, LLC, a Colorado limited liability company engaged in the manufacturing and branding of commercial lighting products. Previously, from January 2012 through August 2016, he was the Managing Member of Bravo Lighting, LLC, a Colorado limited liability company engaged in the distribution of commercial lighting products. Mr. Nattrass received a Bachelor of Commerce degree from the University of Calgary in marketing in 1995 and a Master of Business Administration from the University of Phoenix in 2001. Mr. Nattrass brings executive leadership experience, organizational experience, and extensive experience in the industry to the Board. Mr. Nattrass is familiar with the Company’s day-to-day operations and performance and the controlled environment agriculture industry in general. Mr. Nattrass’ insight into the Company’s operations and performance is critical to Board discussions.

James R. Lowe was appointed as a director of our Company in August 2018. Mr. Lowe cofounded MJardin Group in 2014 where he served as President of Cultivation, overseeing all cultivation operations through 2017. Mr. Lowe left MJardin Group to become EVP of Operations of GrowForce, a spinout from MJardin Group based in Canada focusing on international cannabis opportunities. Mr. Lowe is no longer an officer of GrowForce. Mr. Lowe has served as a director of MJardin Group (CSE: MJAR) (OTCQX: MJARF) from March 2014 to September 2018, and again from January 2020 to March 2021. Since December 2015, he has also been an owner of Potco LLC, one of the highest grossing single site medical cannabis dispensary and grow facilities in Colorado. He has also been a cultivation advisor for Lightshade Labs, LLC, where he has provided guidance on cultivation operations since 2012. Mr. Lowe is also the owner of Next1 Labs, a vertically integrated extraction and concentrate business with a multi-acre outdoor farm complex and the one of the largest producers of live resin products in the state of Colorado. Lastly, Mr. Lowe entered the legal cannabis market in 2009 as the owner of Cloud9 Support LLC, a retail horticulture supplies and design company that was responsible for over 50 design projects and construction assists. Mr. Lowe brings to the Board significant experience in the CEA sector and prior public company director experience within the sector. Mr. Lowe’s extensive knowledge of the industry brings valuable insights to the Board regarding customer demand and product offerings. These views add important insights within discussions of the Board.

Anita Britt was appointed as a director of our Company in June 2021. Mrs. Britt served as the Chief Financial Officer for Perry Ellis International, Inc. from 2009 to 2017 and held senior financial leadership positions at Jones Apparel Group and Urban Brands. She currently serves on the board of directors for VSE Corporation, and Smith & Wesson Brands, Inc. Mrs. Britt is a Certified Public Accountant; a Board Leadership Fellow as designated by the National Association of Corporate Directors; and holds a Carnegie Mellon Cybersecurity Oversight Certification and a Harvard Kennedy School Executive Education Certificate in Cybersecurity: The Intersection of Policy and Technology. As part of her key qualifications and skills, Mrs. Britt has extensive corporate finance, wall street and capital markets experience in both public and private sectors. She brings board and business leadership experience. Mrs. Britt is a member of the American Institute of Certified Public Accountants.

David Hsu was appointed as a director of our Company in June 2021. Mr. Hsu previously served as the Chief Operating Officer of The Cronos Group, a leading global cannabinoid company (“Cronos”), from 2016 to 2019. While at Cronos, Mr. Hsu’s primary duties included overseeing all of Cronos’s operations including construction, cultivation, and manufacturing. Prior to joining Cronos, from 2006 to 2016, Mr. Hsu served in various roles with CRG Partners (“CRG”), and later Deloitte & Touche LLP (“Deloitte”) upon Deloitte’s acquisition of CRG in 2012, including as Vice President, where he operated and managed distressed companies with revenues of more than $500 million. Mr. Hsu received his Bachelor of Science in Business Management from Babson College in 2003 and holds a Certification in Artificial Intelligence: Business Strategies and Applications from the University of California Berkeley, which he received in 2020. Mr. Hsu also received a Certification in Financing and Deploying Clean Energy from Yale University, which he received in 2021. Mr. Hsu brings valuable experience to the Board through his prior business and management experience. His business understanding, education, and management background provide the Board with important insights regarding the Company’s operations, strategy and business development.

Sonia Lo was appointed as a director of our Company in October 2021. Ms. Lo brings over two decades of combined agriculture, technology, and business experience to urban-gro. From July 2022 to Present, Ms. Lo has been the CEO of Unfold Bio, Inc. a joint venture between Bayer Group and Temasek Holdings Limited, focused on developing the next generation of seeds for vertical farmers. From May 2020 to May 2021, Ms. Lo was CEO of Sensei Ag Holdings, Inc. During her tenure, she led the building of four farms across North America, ranging from low-tech aquaponics and high dome poly to high-tech glasshouse facilities. From April 2013 to April 2020, Ms. Lo was CEO of Crop One Holdings, Inc., a vertical farming company that owns FreshBoxFarms in Millis, MA. She is the first woman to serve as CEO of a major vertical farming company. Ms. Lo has a Bachelor’s degree in Political Science & Mathematics from Stanford University and an MBA from Harvard Business School. Ms. Lo brings valuable experience to the Board through her management and controlled environment agriculture experience. Her business understanding, education, and controlled environment agriculture background provide the Board with important insights regarding the Company’s operations, product offering and business development.

To the best of the Company’s knowledge, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person was selected as a director or executive officer. There are no family relationships between any of the Company’s directors or executive officers. To the Company’s knowledge, there have been no material legal proceedings as described in Item 401(f) of Regulation S-K during the last ten years that are material to an evaluation of the ability or integrity of any of the Company’s directors or executive officers. Members of the Board and executive officers of the Company do not have any substantial interest, direct or indirect, in any of the matters currently anticipated to be acted upon at the Annual Meeting.

Board Committees and Meetings

The Board had established four standing committees, the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee, and the ESG Committee, to assist it with the performance of its responsibilities. Effective November 21, 2025, the Board dissolved the ESG Committee. The Board designates the members of these committees and the committee chairs based on the recommendation of the Corporate Governance and Nominating Committee. The Board has adopted written charters for each of these committees, which can be found at the investor relations section of the Company’s website at https://ir.urban-gro.com/. Copies are also available in print to any stockholder upon written request to urban-gro, Inc., 1751 Panorama Point, Unit G, Lafayette, Colorado 80026, Attention: Corporate Secretary. The chair of each committee develops the agenda for that committee and determines the frequency and length of committee meetings.

The Board held five meetings during 2024. Directors are expected to attend Board meetings, the Annual Meeting of Stockholders and meetings of the committees on which they serve, with the understanding that on occasion a director may be unable to attend a meeting. During 2024, each director attended 75% or more of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which such director then served. Every director then serving attended the 2024 Annual Meeting of Stockholders.

Audit Committee

Our Board has established an Audit Committee, which consists of three independent directors, Mrs. Britt (Chairperson), Ms. Lo, and Mr. Hsu. The Audit Committee held six meetings during 2024. The committee’s primary duties are to:

●	Review and discuss with management and our independent auditor our annual and quarterly financial statements and related disclosures, including disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the results of the independent auditor’s audit or review, as the case may be;

●	Review our financial reporting processes and internal control over financial reporting systems and the performance, generally, of our internal audit function, if applicable;

●	Oversee the audit and other services of our independent registered public accounting firm and be directly responsible for the appointment, independence, qualifications, compensation and oversight of the independent registered public accounting firm, which reports directly to the Audit Committee;

●	Oversee the Company’s cybersecurity plan, business continuity program, information protection management strategy and related risks to all of these areas;

●	Provide an open means of communication among our independent registered public accounting firm, management, our internal auditing function and our Board;

●	Review any disagreements between our management and the independent registered public accounting firm regarding our financial reporting;

●	Prepare the Audit Committee report for inclusion in our proxy statement for our annual stockholder meetings;

●	Establish procedures for complaints received regarding our accounting, internal accounting control and auditing matters; and

●	Approve all audit and permissible non-audit services conducted by our independent registered public accounting firm.

The Board has determined that each of our Audit Committee members is independent of management and free of any relationships that, in the opinion of the Board, would interfere with the exercise of independent judgment and are independent, as that term is defined under the enhanced independence standards for audit committee members in the Exchange Act and the rules promulgated thereunder.

The Board has determined that Mrs. Britt is an “audit committee financial expert,” as that term is defined in the rules promulgated by the Securities and Exchange Commission (the “SEC”) pursuant to the Sarbanes-Oxley Act of 2012. The Board has further determined that each of the members of the Audit Committee shall be financially literate and that at least one member of the committee has accounting or related financial management expertise, as such terms are interpreted by the Board in its business judgment.

Compensation Committee

Our Board has established a Compensation Committee, which, in 2024, consisted of three independent directors (as defined under the general independence standards of the Nasdaq listing standards and our Corporate Governance Guidelines): Mr. Wilks (Chairperson), Mrs. Britt, and Mr. Hsu. Messrs. Wilks and Hsu and Mrs. Britt are each a “non-employee director” (within the meaning of Rule 16b-3 of the Exchange Act). The Compensation Committee held two meetings during 2024. The committee’s primary duties are to:

●	Approve corporate goals and objectives relevant to executive officer compensation and evaluate executive officer performance in light of those goals and objectives;

●	Determine and approve executive officer compensation, including base salary and incentive awards;

●	Make recommendations to the Board regarding compensation plans; and

●	Administer our stock plan.

Our Compensation Committee determines and approves all elements of executive officer compensation. It also provides recommendations to the Board with respect to non-employee director compensation. The Compensation Committee may not delegate its authority to any other person, other than to a subcommittee. Mr. Nattrass, as the Chairperson of the Board, is the only executive officer that participates in recommending the amount or form of executive and director compensation.

Corporate Governance and Nominating Committee

Our Board has established a Corporate Governance and Nominating Committee, which, in 2024, consisted of three independent directors, Mr. Lowe (Chairperson), Mr. Wilks and Mrs. Britt. The Corporate Governance and Nominating Committee held two meetings during 2024. The committee’s primary duties are to:

●	Recruit new directors, consider director nominees recommended by stockholders and others and recommend nominees for election as directors;

●	Review the size and composition of our Board and committees;

●	Oversee the evaluation of the Board;

●	Recommend actions to increase the Board’s effectiveness; and

●	Develop, recommend and oversee our corporate governance principles, including our Code of Business Conduct and Ethics and our Corporate Governance Guidelines.

Environment, Social and Governance Committee

Our Board had established an ESG Committee, which consisted of three independent directors, Mr. Hsu (Chairperson), Mr. Lowe and Ms. Lo. The ESG Committee held four meetings during 2024. The Board decided to dissolve the ESG Committee on November 21, 2025. The committee’s primary duties were to:

●	Identify, review and determine the effectiveness of the Company’s ESG metrics and goals;

●	Review emerging risks and opportunities regarding ESG issues and matters relative to the Company;

●	Recommend to the Board ESG plans and strategies; and

●	Review stockholder proposals relating to ESG issues and recommend responses to the Board.

Director Independence

The Nasdaq marketplace rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominations committees be independent, or, if a listed company has no nominations committee, that director nominees be selected or recommended for the board’s selection by independent directors constituting a majority of the board’s independent directors. The Nasdaq marketplace rules further require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act.

Our Board has reviewed the independence of our directors and considered whether any director has a material relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our Board has affirmatively determined that each of Messrs. Lowe, Wilks and Hsu and Mses. Britt and Lo qualify as an independent director, as defined under the applicable corporate governance standards of Nasdaq. Please see “Certain Relationships and Related Transactions” in this proxy statement for a transaction that the Board considered for determining Mr. Lowe’s and Ms. Lo’s independence.

Anti-Hedging Policy

Under our insider trading policy, our directors, officers and employees may not at any time buy or sell options, puts or calls on company securities, security futures, or other derivative securities that reference company securities and may not enter into hedging, monetization transactions or similar transactions with respect to Company securities. In addition, our directors and executive officers are prohibited from engaging in short sales of our stock.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and any persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. SEC regulations require executive officers, directors, and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms furnished or available to the Company, the Company believes that its directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements for the year ended December 31, 2024, except for certain Form 4s relating to annual vesting of stock grants and tax withholdings related to those vested stock grants. The Company intends to file these delinquent reports on or before the annual shareholder meeting.

ITEM 11: EXECUTIVE COMPENSATION

Elements of Director Compensation

Beginning in January 2020, non-employee directors were granted restricted shares of common stock as an annual retainer and for serving as a member of a standing committee. Beginning in May 2021, non-employee directors were granted restricted shares of common stock and cash compensation as an annual retainer and for serving as a member of a standing committee. The following table below summarizes the 2024 Director Compensation:

Member				Chair (additional,
Position	Cash	RSU Value	Total	all cash)
Board of Director	$45,000	$80,000	$125,000	$—
Independent Lead Director	$10,000	$—	$10,000	NA
Audit Committee	$5,000	$—	$5,000	$10,000
Compensation Committee	$5,000	$—	$5,000	$5,000
Nominating & Governance Committee	$5,000	$—	$5,000	$5,000
ESG Committee	$5,000	$—	$5,000	$5,000
Special Committee	$7,500	$—	$7,500	$7,500

The price per share and corresponding number of shares of common stock that equate to the RSU Value of $80,000 is determined each year by the Compensation Committee. For the 2024 grants, a price of $5.00 per share was used to determine the number of shares to be issued for the RSU Value of $80,000. This price per share resulted in each director receiving a grant of 16,000 shares of common stock. The closing market price of the Company’s common stock on the day of the grant was $1.34, indicating that the actual value received by each director for their 16,000 share grant was $21,440.

Each director will be required to attend a minimum of 75% of all Board meetings per year in person or telephonically. Directors are reimbursed for travel and other expenses directly associated with Company business. Directors that are also employees of the Company do not receive any additional compensation for their role as a director at this time.

Director Compensation Table

The following table provides information regarding director compensation during 2024. The compensation of Mr. Nattrass is reported in the Summary Compensation Table.

Name	Fees Earned ($)(1)	Stock Awards ($)(3)(4)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Anita Britt	70,000	21,440	—	—	—	91,440
David Hsu	65,000	21,440	—	—	—	86,440
James R. Lowe	60,000	21,440	—	—	—	81,440
Lewis O. Wilks(2)	70,000	21,440	—	—	—	91,440
Sonia Lo	55,000	21,440	—	—	—	76,440

(1)	Fees are scheduled to be paid quarterly to the directors. Total fourth quarter 2024 fees of $80,000 have not yet been paid.

(2)	Mr. Wilks resigned as a director on August 26, 2025.

(3)	Amounts represent the aggregate fair value of stock grants based on the closing stock price on the date of the grant.

(4)	The chart below shows the aggregate number of outstanding stock options and restricted stock units held by each non-employee director as of December 31, 2024.

Director	Stock Options	Restricted Stock Units
Anita Britt	—	16,000
David Hsu	—	16,000
James Lowe	23,334	16,000
Lewis Wilks	21,667	16,000
Sonia Lo	—	16,000

We are a “smaller reporting company” under applicable SEC rules and are providing disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means that we are not required to provide a compensation discussion and analysis and certain other disclosures regarding our executive compensation. The following discussion relates to the compensation of our named executive officers for 2024, consisting of Bradley J. Nattrass, our Chairperson and Chief Executive Officer, and our two other most highly compensated executive officers as of December 31, 2024, Richard A. Akright, Chief Financial Officer, and Jason T. Archer, Chief Operating Officer.

We have a Compensation Committee that, in 2024, was comprised of Messrs. Wilks and Hsu and Ms. Britt. Under our Compensation Committee charter, our Compensation Committee determines and approves all elements of executive officer compensation. The Compensation Committee’s primary objectives in determining executive officer compensation are (i) developing an overall compensation package that is at market levels and thus fosters executive officer retention and (ii) aligning the interests of our executive officers with our stockholders by linking a significant portion of the compensation package to performance.

Summary Compensation Table

The following Summary Compensation Table contains information regarding compensation that the Company paid to Mr. Nattrass and its two other most highly compensated executive officers for each of the periods indicated.

Name and Principal Position	Age	Year	Salary ($)(1)	Retention Incentive/ Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Bradley J. Nattrass (5)	53	2024	450,000	76,800	159,300	25,281	711,381
Chairperson of the Board and Chief Executive Officer		2023	456,947	115,200	296,915	18,870	887,932

Jason T. Archer (6)	50	2024	315,000	20,166	92,925	25,281	453,372
Chief Operating Officer		2023	312,954	30,249	234,200	18,870	596,273

Richard A. Akright (7)	66	2024	288,462	35,000	—	17,605	341,067
Chief Financial Officer		2023	300,037	52,500	131,961	17,550	502,048

(1)	Amounts represent cash salaries paid in each year plus the following stock compensation taken in lieu of salaries in 2023: Mr. Nattrass - $68,197; Mr. Archer - $16,597; and Mr. Akright - $15,806.

(2)	Amounts reflect actual cash payments made during the fiscal year and represent payments under a Retention Incentive Plan that was put in place in 2023 with payments made in 2023 and 2024. There were no bonus payments related to 2024 or 2023 performance.

(3)	Amounts represent the aggregate fair value of stock grants based on the closing stock price on the date of the grant.

(4)	Represents amounts paid to Mr. Nattrass, Mr. Archer, and Mr. Akright for health insurance premiums paid on their behalf.

(5)	Mr. Nattrass received a stock grant of 135,000 shares in June of 2024. Mr. Nattrass received a stock grant of 106,804 shares in January of 2023.

(6)	Mr. Archer received a stock grant of 78,750 shares in June of 2024. Mr. Archer was promoted to Chief Operating Officer on January 11, 2023. Mr. Archer received stock grants of 62,302 shares and 20,000 shares in January 2023. Mr. Archer resigned on February 14, 2025. The Company and Mr. Archer entered into a severance agreement that was to pay Mr. Archer for six months of severance.

(7)	Mr. Akright received a stock grant of 47,468 shares on January 1, 2023. Mr. Akright resigned on February 18, 2025. The Company and Mr. Akright entered into a consulting and transition agreement that was to pay Mr. Akright for five months of severance and $185 per hour for ongoing consulting services.

Employee Agreements

The following discussion relates to compensation arrangement on behalf of, and compensation paid by us to, Messrs. Nattrass, Archer, and Akright and that were in place during 2024.

Bradley J. Nattrass. We are a party to an employment agreement with Mr. Nattrass (the “Nattrass Agreement”), whereby he serves as our Chief Executive Officer. Pursuant to the Nattrass Agreement, he receives compensation pursuant to our standard programs in effect from time to time, and is eligible to receive stock options, restricted stock, stock units or other equity awards from time to time at the sole discretion of the Board in accordance with our 2021 Incentive Stock Option Plan or other equity plans that we may adopt. He is also entitled to participate in our group benefit plans.

Under certain circumstances, the Nattrass Agreement also provides for severance benefits following a termination without “cause” or related to a “change of control” (as such terms are defined in the Nattrass Agreement). In the event of a termination without “cause,” Mr. Nattrass is entitled to severance payments equal to 12 months of regular base salary and target annual incentive pay and a lump sum payment for 12 months of COBRA premiums. In the event of termination in connection with a “change in control,” Mr. Nattrass is entitled to a lump sum payment equal to twice the sum of his annual salary and his target annual incentive pay, and a lump sum payment for 12 months of COBRA premiums. All other additional benefits and stock incentive rights (if any) would cease and expire upon termination of employment, unless otherwise provided in the Nattrass Agreement or by the separate written terms of such benefits or incentives. The Nattrass Agreement includes indemnification, confidentiality and non-compete provisions.

Jason T. Archer. We were a party to an employment agreement with Mr. Archer (the “Archer Agreement”), whereby he served as our Chief Operating Officer. Pursuant to the Archer Agreement, he received compensation pursuant to our standard programs in effect from time to time, and is eligible to receive stock options, restricted stock, stock units or other equity awards from time to time at the sole discretion of the Board in accordance with our 2021 Incentive Stock Option Plan or other equity plans that we may adopt. He was also entitled to participate in our group benefit plans.

Under certain circumstances, the Archer Agreement also provided for severance benefits following a termination without “cause” or related to a “change of control” (as such terms are defined in the Archer Agreement). In the event of a termination without “cause,” Mr. Archer was entitled to severance payments equal to six months of regular base salary and a lump sum payment for six months of COBRA premiums. In the event of termination in connection with a “change in control,” Mr. Archer was entitled to a lump sum payment equal to his annual salary and his target annual incentive pay, and a lump sum payment for 12 months of COBRA premiums. All other additional benefits and stock incentive rights (if any) would cease and expire upon termination of employment, unless otherwise provided in the Archer Agreement or by the separate written terms of such benefits or incentives. The Archer Agreement included confidentiality and non-compete provisions.

Mr. Archer resigned on February 14, 2025. In connection with his resignation, the Company entered into a severance agreement with Mr. Archer that was to pay him six months of severance.

Richard A. Akright. We were a party to an employment agreement with Mr. Akright (the “Akright Agreement”), whereby he served as our Chief Financial Officer. Pursuant to the Akright Agreement, he received compensation pursuant to our standard programs in effect from time to time, and was eligible to receive stock options, restricted stock, stock units or other equity awards from time to time at the sole discretion of the Board in accordance with our 2021 Incentive Stock Option Plan or other equity plans that we may adopt. He was also entitled to participate in our group benefit plans.

Under certain circumstances, the Akright Agreement also provided for severance benefits following a termination without “cause” or related to a “change of control” (as such terms are defined in the Akright Agreement). In the event of a termination without “cause,” Mr. Akright was entitled to severance payments equal to six months of regular base salary and a lump sum payment for six months of COBRA premiums. In the event of termination in connection with a “change in control,” Mr. Akright was entitled to a lump sum payment equal to his annual salary and his target annual incentive pay, and a lump sum payment for 12 months of COBRA premiums. All other additional benefits and stock incentive rights (if any) would cease and expire upon termination of employment, unless otherwise provided in the Akright Agreement or by the separate written terms of such benefits or incentives. The Akright Agreement included confidentiality and non-compete provisions.

Mr. Akright resigned on February 18, 2025. In connection with his resignation, the Company entered into a consulting and transition agreement that was to pay him five months of severance and $185 per hour for ongoing consulting services where he would continue to serve as the Company’s principal financial and accounting officer. The agreement has an initial term of three months and will subsequently extend on a month-to-month basis unless either party gives notice to terminate.

Equity Incentive Awards

In June 2024, Mr. Nattrass received a restricted common stock grant of 135,000 shares. Of this grant, 27,000 shares vest on each of January 1, 2025 and January 1, 2026 and 81,000 shares vest on January 1, 2027. In January 2023, Mr. Nattrass received a restricted common stock grant of 106,805 shares. Of this grant, 21,361 shares vest on each of January 1, 2024 and January 1, 2025, and 64,083 shares vest on January 1, 2026.

In June 2024, Mr. Archer received a restricted common stock grant of 78,750 shares. Of this grant, 15,750 shares vest on each of January 1, 2025 and January 1, 2026 and 47,250 shares vest on January 1, 2027. In January 2023, Mr. Archer received a restricted common stock grant of 62,302 shares. Of this grant, 12,460 shares vest on each of January 1, 2024 and January 1, 2025 and 37,382 shares vest on January 1, 2026. In January 2023, Mr. Archer received a restricted common stock grant of 20,000 shares that vested on January 1, 2024.

In January 2023, Mr. Akright received a restricted common stock grant of 47,468 shares. Of this grant, 9,494 shares vest on each of January 1, 2024 and January 1, 2025 and 28,480 shares vest on January 1, 2026.

Retirement Benefits

We provide all qualifying employees with the opportunity to participate in our tax-qualified 401(k) plan. The plan allows employees to defer receipt of earned salary, up to tax law limits, on a pre-tax basis. Accounts may be invested in a wide range of mutual funds. The Company matches 100% up to 4%.

Outstanding Equity Awards at Fiscal Year-End Table

The following table lists all of the outstanding stock awards held on December 31, 2024 by each of the Company’s named executive officers:

	Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Bradley J. Nattrass	172,082	$162,617	—	—
Jason T. Archer	100,382	$94,861	—	—
Richard A. Akright	28,481	$26,915	—	—

The following table lists all of the outstanding option awards held on December 31, 2024 by each of the Company’s named executive officers:

Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date
Bradley J. Nattrass	—	—	—	$—	—
Jason T. Archer	—	—	—	$—	—
Richard A. Akright	833	—	—	$7.20	March 2029

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company’s only outstanding class of voting securities is its common stock. The following table sets forth information known to the Company about the beneficial ownership of its common stock on January 13, 2026 by (i) each current director; (ii) each current named executive officer; and (iii) all of the Company’s current executive officers and directors as a group. Other than as set forth below, no person known to us beneficially owns 5% or more of the outstanding common stock as of January 13, 2026. Unless otherwise indicated in the footnotes, each person listed in the following table has sole voting power and investment power over the common stock listed as beneficially owned by that person. Percentages of beneficial ownership are based on 16,300,807 shares of common stock outstanding on January 13, 2026. Unless otherwise indicated, the address for each stockholder listed below is urban-gro, Inc., 1751 Panorama Point, Unit G, Lafayette, Colorado 80026.

	Shares Beneficially Owned(1)
Name and Address of Beneficial Owner	Number	Percent
5% Stockholder:
NA		NA
Named Executive Officers and Directors:
Bradley J. Nattrass (2)	1,130,739	6.9%
Richard A. Akright	133,542	*
James R. Lowe	463,879	*
Anita Britt	53,943	*
Sonia Lo	55,869	*
David Hsu	53,822	*
All current executive officers and directors as a group (6 persons)	1,891,794	11.6%

(1)	Beneficial ownership as reported in the table has been determined in accordance with Rule 13d-3 under the Exchange Act and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned includes shares of common stock which may not be beneficially owned but over which a person would be deemed to exercise control or direction. The number of shares of common stock shown as beneficially owned includes shares of common stock subject to stock options exercisable and restricted stock units that were outstanding on January 13, 2026 and that will vest within 60 days of January 13, 2026. Shares of common stock subject to stock options exercisable and restricted stock units that will vest within 60 days after January 13, 2026 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.

(2)	Mr. Nattrass has his vested common stock pledged as security for a personal line of credit facility.

*	Indicates beneficial ownership of less than 1%

Equity Incentive Plans

As of December 31, 2024, our equity compensation plans consisted of the Company’s 2021 Equity Incentive Plan, which was adopted by the Board and approved by the stockholders in May 2021, the 2019 Equity Incentive Plan, which was adopted by the Board in March 2019 and approved by our stockholders in May 2019, and the Company’s 2018 Equity Incentive Plan, which was adopted by the Board in January 2018 and was not approved by our stockholders. The following table summarizes information about our equity compensation plans. All outstanding awards relate to our common stock.

Plan Category	Number of securities to be issued upon vesting of grants and exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by stockholders	1,045,802	$6.77	1,150,041
Equity compensation plan not approved by stockholders	210,750	$6.35	181,510
Total	1,256,552	$7.34	1,331,551

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Following is a description of transactions since January 1, 2023, including currently proposed transactions to which we have been or are to be a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or beneficial holders of more than 5.0% of our capital stock, or their immediate family members or entities affiliated with them, had or will have a direct or indirect material interest. We believe the terms and conditions set forth in such agreements are reasonable and customary for transactions of this type.

A director of the Company, James Lowe, is an owner of Cloud 9 Support, LLC (“Cloud 9”) and Potco LLC (“Potco”). Cloud 9 purchases materials from the Company for use with its customers and Potco purchases equipment from the Company for use in its cultivation facility. Another director of the Company, Sonia Lo, is working on a vertical farming innovation model with a group of CEA experts (“the CEA Consortium”). The CEA Consortium contracts services from the Company related to their business model. The table below presents the revenues for these related party entities for the twelve months ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,
	2024	2023
Revenues - Cloud 9	$—	$462
Revenues - Potco	120,571	987,268
Revenues - CEA Consortium	—	245,000
Total revenues from related party transactions	$120,571	$1,232,730

The table below presents the accounts receivable from these related party entities as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Accounts receivable - Cloud 9	$—	$—
Accounts receivable - Potco	—	163,088
Accounts receivable - CEA Consortium	—	245,000
Total accounts receivable due from related party transactions	$—	$408,088

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Sadler, Gibb and Associates, LLC and BF Borgers CPA PC

The Company records professional service fees for principal accounting fees and services in the period that the services are performed.

The following table shows the aggregate fees for professional services provided to the Company by Sadler, Gibb and Associates, LLC for 2024 and 2023:

	2024	2023
Audit Fees	$297,500	$561,300
Audit-Related Fees	75,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$372,500	$561,300

Fees paid to Sadler, Gibb and Associates, LLC for 2024 include fees related to the re-audit of the 2023 and re-reviews of the three quarters in 2023 and first quarter of 2024 financial statements.

The following table shows the aggregate fees for professional services provided to the Company by BF Borgers CPA PC for 2024 and 2023:

	2024	2023
Audit Fees	$27,500	$302,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$27,500	$302,500

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

Our Audit Committee is responsible for approving all audit, audit-related, tax and other fees. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee Chairperson for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. All of the audit, audit-related fees, tax fees, and other fees paid to Sadler, Gibb and Associates, LLC and BF Borgers CPA PC with respect to 2024 and 2023 were pre-approved by the Audit Committee.

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

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 28, 2021), by and between 2WR Entities, urban-gro, Inc. and urban-gro Architect Holdings, LLC.

3.4	Amendment No. 1 to Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 12, 2021).

4.1	Description of urban-gro, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Form 10-K filed March 28, 2024).

10.2	Form of Secured Promissory Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 18, 2023).

10.3	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 18, 2023).

10.4	Form of Continuing Guaranty (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 18, 2023).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Sadler, Gibb & Associates, LLC

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	urban-gro, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Denotes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

URBAN-GRO, INC.

Date: January 16, 2026	By:	/s/ Bradley Nattrass
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

Signature	Title	Date

/s/ Bradley Nattrass	Chairperson of the Board of Directors and Chief Executive Officer	January 16, 2026
Bradley Nattrass	(Principal Executive Officer)

/s/ Richard A. Akright	Fractional Chief Financial Officer	January 16, 2026
Richard A. Akright	(Principal Financial Officer) (Principal Accounting Officer)

/s/ David Hsu	Director	January 16, 2026
David Hsu

/s/ Sonia Lo	Director	January 16, 2026
Sonia Lo

/s/ Anita Britt	Director	January 16, 2026
Anita Britt

/s/ James Lowe	Director	January 16, 2026
James Lowe

Report of Independent Registered Accounting Firm

To the Board of Directors and Shareholders of urban-gro, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of urban-gro, Inc. (“the Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill Impairment

Critical Audit Matter Description

The Company designated its annual goodwill impairment assessment date as October 1. The Company has two reporting units for impairment testing purposes, and as a result of such assessments, the Company recognized a goodwill impairment charge of approximately $8.6 million, leaving a goodwill balance of approximately $1.1 million. As described in Note 2 to the financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s estimate of fair value for each reporting unit is based on the present value of estimated future cash flows attributable to the respective reporting unit. The Company utilized a third-party valuation specialist to assist in the preparation of the impairment assessments. The determination of the fair value requires management to make significant estimates and assumptions.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

◾	Testing management’s processes for estimating the fair value of its reporting units.

◾	Obtaining the Company’s discounted cash flow models and evaluating the valuation analysis for mathematical accuracy.

◾	Evaluating whether the valuation techniques applied were appropriate.

◾	Evaluating the significant assumptions provided by management or developed by the third-party valuation specialist related to revenues, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), income taxes, long term growth rates, and discount rates to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

In addition, professionals with specialized skills and knowledge were utilized by the Firm to assist in the performance of these procedures.

Long-Lived Asset Impairment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company reviews its long-lived asset group, including finite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of such long-lived asset group may not be recoverable. The Company tested its long-lived asset group for impairment on October 1, 2023, which resulted in the recognition of impairment charges of approximately $2.7 million related to the Company’s intangible assets. The Company utilized a third-party valuation specialist to assist in the preparation of the impairment assessment. The determination of the fair value requires management to make significant estimates and assumptions.

We identified the evaluation of the impairment analysis for long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the fair value models. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

◾	Testing management’s process for developing the recoverability value and fair value estimates.

◾	Evaluating the appropriateness of the valuation models used.

◾	Testing the completeness and accuracy of underlying data used in the fair value estimates.

◾	Evaluating for reasonableness the significant assumptions used by management and the valuation specialist in the recoverability test including revenues, EBITDA, and discount rates.

◾	Evaluating the significant assumptions provided by management or developed by the third-party valuation specialist in the fair value models related to revenues, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), income taxes, long term growth rates, and discount rates to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognized over time included the following, among others.

◾	We obtained an understanding of the Company’s process related to the initial and ongoing monitoring of changes in the contract cost-to-cost estimates.

◾	We agreed a sample of costs allocated to contracts to supporting documentation and recalculated revenues recognized based on the percentage of completion.

◾	For a selection of contracts, we tested the Company’s cost-to-cost estimates by evaluating the appropriate application of the cost-to-cost method, testing the significant assumptions used to develop the estimated cost to complete and testing the completeness and accuracy of the underlying data.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2024.

Draper, UT

January 16, 2026

urban-gro, Inc.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS
Current Assets
Cash	$819,050	$1,074,842
Accounts receivable, net	8,369,116	21,648,901
Contract receivables	4,132,817	8,436,567
Prepaid expenses and other current assets	2,486,865	1,751,564
Total current assets	$15,807,848	32,911,874

Non-current assets
Property and equipment, net	$921,957	1,419,393
Operating lease right-of-use assets	1,534,560	2,041,217
Goodwill	1,080,638	9,688,975
Intangible assets, net	148,780	3,451,608
Total non-current assets	3,685,935	16,601,193
Total assets	$19,493,783	$49,513,067

LIABILITIES
Current liabilities
Accounts payable	14,724,589	24,203,769
Contract liabilities	14,094,176	3,950,133
Accrued expenses	4,277,545	5,284,278
Customer deposits	2,682,099	603,046
Contingent consideration	-	49,830
Notes payable, current	5,968,145	3,204,840
Operating lease liabilities, current	552,933	707,141
Total current liabilities	42,299,487	38,003,037

Non-current liabilities
Notes payable, long-term	795,531	-
Deferred tax liability	14,608	44,313
Operating lease liabilities, long-term	1,026,699	1,380,362
Total non-current liabilities	1,836,838	1,424,675
Total liabilities	$44,136,325	$39,427,712

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.10 par value; 3,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2024, and 2023	$-	-
Common stock, $0.001 par value: 30,000,000 shares authorized; 15,521,223 issued and 14,071,390 outstanding as of December 31, 2024, and 30,000,000 shares authorized; 13,522,669 issued and 12,072,836 outstanding as of December 31, 2023	14,071	13,523
Additional paid in capital	90,157,137	88,389,756
Treasury shares, cost basis: 1,449,833 shares as of December 31, 2024 and 2023	(12,045,542)	(12,045,542)
Accumulated deficit	(102,768,208)	(66,272,382)
Total shareholders’ equity (deficit)	(24,642,542)	10,085,355
Total liabilities and shareholders’ equity (deficit)	$19,493,783	$49,513,067

The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31, 2024	December 31, 2023
Revenues
Equipment	$12,245,675	$12,720,873
Services	8,805,550	11,919,920
Construction	18,604,827	44,561,783
Consumables	352,798	717,472
Total revenues	40,008,850	69,920,048
Cost of revenue
Equipment	10,582,731	11,081,536
Services	5,548,438	7,222,964
Construction	20,782,689	41,194,894
Consumables	226,611	517,988
Cost of revenue	37,140,469	60,017,382
Gross Profit	2,868,381	9,902,666
Operating expenses
General and administrative	25,742,611	25,277,878
Depreciation and amortization	1,373,810	1,636,667
Impairment of goodwill and intangibles	11,282,079	6,273,595
Total operating expenses	38,398,500	33,188,140
Loss from operations	(35,530,119)	(23,285,474)
Non-operating income (expense)
Interest expense	(1,024,749)	(271,686)
Interest Income	2,420	173,895
Change in fair value of contingent consideration	-	(160,232)
Write-down of investment	-	(258,492)
Loss on litigation settlement	(205,000)	(1,500,000)
Other income (expense)	231,917	(41,463)
Total non-operating income (expenses)	(995,412)	(2,057,978)
Loss before income tax	(36,525,531)	(25,343,452)
Income tax benefit (expense)	29,705	(94,209)
Net loss	$(36,495,826)	$(25,437,661)
Comprehensive loss	$(36,495,826)	$(25,437,661)
Net loss per share – basic and diluted	$(2.62)	$(2.34)
Weighted average shares - basic and diluted	13,927,053	10,881,675

The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional			Total Shareholders’
	Common Stock		Paid in	Accumulated	Treasury	Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, December 31, 2022	12,292,104	$12,292	$84,189,965	$(40,834,721)	$(12,045,542)	$31,321,994
Stock-based compensation	—	–	2,199,046	–	–	2,199,046
Stock issued for contingent consideration	833,357	898	1,819,959	–	—	1,820,857
Stock grant program vesting	397,208	333	(333)	–	–	–
Issuance of warrants	—	–	181,119	—	–	181,119
Net loss	—	–	–	(25,437,661)	–	(25,437,661)
Balance, December 31, 2023	13,522,669	$13,523	$88,389,756	$(66,272,382)	(12,045,542)	$10,085,355
Stock-based compensation	—	–	1,426,877	–	–	1,426,877
Stock issued for contingent consideration	71,147	71	129,065	–	—	129,136
Stock grant program vesting	477,574	477	(477)	–	–	-
Issuance of warrants	—	–	211,916	—	–	211,916
Net loss	—	–	–	(36,495,826)	–	(36,495,826)
Balance, December 31, 2024	14,071,390	$14,071	$90,157,137	$(102,768,208)	(12,045,542)	$(24,642,542)

The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(36,495,826)	$(25,437,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,419,172	1,636,667
Amortization of the right-of-use	653,102	460,347
Amortization of debt discount	65,958	—
Stock-based compensation expense	1,426,877	2,199,046
Loss on litigation settlement	205,000	308,229
Loss on legal settlement	—	1,500,000
Impairment of investment	—	258,492
Impairment of goodwill and intangibles	11,282,079	6,273,595
Change in fair value of contingent consideration	—	160,232
Change in contingent consideration from indemnification	—	(917,699)
Interest income on investments	—	(121,867)
Loss on disposal of assets	3,274	—
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable and contract receivables	17,628,535	(11,948,620)
Prepaid expenses and other assets	71,889	2,525,209
Accounts payable, contract liabilities, customer deposits and accrued expenses	1,626,750	12,979,969
Operating lease liability	(678,292)	(436,320)
Deferred tax liability	(29,705)	44,313
Net cash used in operating activities	(2,821,187)	(10,516,068)
Cash flows from investing activities:
Proceeds from sale of property and equipment	25	2,422,682
Purchases of property and equipment	(131,387)	(540,494)
Net cash provided by (used in) investing activities	(131,362)	1,882,188
Cash flows from financing activities:
Additions to notes payable	8,107,685	2,500,000
Repayment of finance lease ROU liability	(140,585)	(156,754)
Payments to settle contingent consideration	—	(479,362)
Repayments of notes payable	(5,270,343)	(3,909,511)
Net cash provided by (used in) financing activities	2,696,757	(2,045,627)
Net change in cash	(255,792)	(10,679,507)
Cash at beginning of period	1,074,842	11,754,349
Cash at end of period	$819,050	$1,074,842

The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$735,379	$142,388
Net cash paid for income taxes	$20,846	$185,910

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for contingent consideration	$129,138	$1,820,857
Stock grant program vesting	$477	$333
Warrants issued in connection with line of credit	$—	$181,119
Warrants issued in connection with notes payable	$211,916	—
Prepaid expenses financed by notes payable	$807,190	$648,000
Recording of Operating lease assets and liabilities	$221,880	$11,315
Recording of Financing lease assets and liabilities	$89,128	$23,664
Debt discount on notes payable	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND ACQUISITIONS, BUSINESS PLAN, AND LIQUIDITY

Organization

urban-gro, Inc. (together with its wholly owned subsidiaries, collectively “urban-gro,” “we,” “us,” or “the Company”) was originally formed on March 20, 2014, as a Colorado limited liability company. On March 10, 2017, we converted to a Colorado corporation and exchanged shares of our common stock for every member’s interest issued and outstanding on the date of conversion. On October 29, 2020, we reincorporated as a Delaware corporation. On February 12, 2021, we completed an uplisting to the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “UGRO”.

In 2024, urban-gro, Inc. was an integrated professional services and design-build firm. We offered value-added architectural, engineering, and construction management solutions to the Controlled Environment Agriculture (“CEA”), industrial, healthcare, and other commercial sectors. Innovation, collaboration, and a commitment to sustainability drove our team to provide exceptional customer experiences. To serve our horticulture clients, we engineered, designed and managed the construction of indoor CEA facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we created high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, construction, procurement, and equipment integration provided a single point of accountability across all aspects of indoor growing operations. We also helped our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which established facilities that allowed clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running. Further, we served a broad range of commercial and governmental entities, providing them with planning, consulting, architectural, engineering and construction design-build services for their facilities. We aimed to work with our clients from the inception of their project in a way that provided value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of engineering and managed services complemented by a vetted suite of select cultivation equipment systems.

Liquidity and Going Concern

The Company has produced multiple consecutive years of net losses and negative cash flows. The financial results described in these financial statements and our financial position as of December 31, 2024 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity, including decreasing headcount and operating expenses to expedite the Company’s path to cash flow positive results. If necessary, the Company will seek to raise capital by issuing additional equity shares either through a private placement or on the open market. The Company may also seek to obtain additional debt financing for which there can be no guarantee.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation and Business Combinations

These consolidated financial statements include the accounts of urban-gro, Inc. and its wholly owned subsidiaries. They are presented in United States dollars and have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC for financial reporting. All intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements. The consolidated financial statements are audited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive loss, consolidated statements of shareholders’ equity and consolidated statements of cash flows for the periods presented.

Acquisitions of businesses are accounted for using the acquisition method of accounting (Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-225). The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair values of the assets transferred, liabilities incurred to the former owners of the acquired entities and the equity interests issued in exchange for control of the acquired entities. Acquisition-related costs are recognized in net income (loss) as incurred.

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

Balance Sheet Classifications

The Company includes in current assets and liabilities the following amounts that are in connection with construction contracts that may extend beyond one year: contract assets and contract liabilities (including retainage invoiced to customers contingent upon anything other than the passage of time), capitalized costs to fulfill contracts, retainage payable to sub-contractors and accrued losses on uncompleted contracts. A one-year period is used to classify all other current assets and liabilities when not otherwise prescribed by the applicable accounting principles.

Contract Assets and Liabilities

The timing when the Company collects cash from its construction design-build customers can create a contract asset or contract liability. Please refer to Note 3 - Revenue from Contracts with Customers for further discussion of the Company’s contract assets and liabilities.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, promissory note and other current assets and liabilities. We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

●	Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

●	Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated with observable market data.

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The carrying amount of our cash, accounts receivable, accounts payable, promissory note, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments as of December 31, 2024 and 2023. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments as of December 31, 2024 and 2023.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2024 and 2023.

Cash

The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits. The Company has Insured Cash Sweep programs in place with its financial institutions to ensure that these excess funds are also federally insured. There are no restricted or compensating cash balances as of December 31, 2024.

Accounts Receivable, Net

Trade Accounts Receivable

Trade accounts receivable are carried at the original invoiced amounts less an estimate of expected credit losses. The Company estimates its allowance for credit losses and the related expected credit loss based upon the Company’s historical credit loss experience and the age of the account adjusted for asset-specific risk characteristics, current economic conditions, relationship with the customer, and reasonable forecasts. Credit is generally extended on a short-term basis; thus current receivables do not bear interest. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the expected credit losses balance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Occasionally, the Company will write off bad debt directly to the bad-debt expense account when the balance is determined to be uncollectible. The Company’s allowance for expected credit losses for the years ended December 31, 2024 and 2023 was $3,277,083 and $284,745, respectively.

Non-trade Accounts Receivable

Non-trade accounts receivable represents amounts owed to the Company that arise outside of its regular operating activities. Non-trade accounts receivable as of December 31, 2024 and 2023 were comprised of the remaining Indemnified Loss receivable from the majority shareholder of Emerald further detailed in Note 1 – Organization, Acquisitions, Business Plan, and Liquidity. On March 27, 2023, the Company entered into an agreement to settle litigation and received a cash payment of $2,400,000 related to the non-trade accounts receivable involving fraudulent wire transactions of $2,400,000 included in the December 31, 2022 balance.

Property and Equipment, net

Property and equipment is stated at cost less accumulated depreciation and impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. No impairment charges were recorded for the years ended December 31, 2024 and 2023.

The estimated useful lives for significant property and equipment categories are as follows:

Computer and technology equipment	3 years
Furniture and equipment	5 years
Leasehold improvements	Lease term
Vehicles	3 years
Other equipment	3 or 5 years
Software	3 years

Operating Lease Right of Use Assets

The Company accounts for leases in accordance with ASC 842. The Company determines whether a contract is a lease at contract inception or for a modified contract at the modification date. At inception or modification, the Company recognizes right-of-use (“ROU” assets and related lease liabilities on the Consolidated Balance Sheets for all leases greater than one-year in duration. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If the lease contains a renewal and/or termination option, the exercise of the option is included in the term of the lease if the Company is reasonably certain that a renewal or termination option will be exercised. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of the future payments. The IBR is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

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

Operating lease right-of-use assets are recorded at cost, net of accumulated depreciation, amortization, and impairment. The Company has various operating and finance equipment and office leases with an imputed annual interest rate of 11%.

Intangible Assets

The Company’s intangible assets consist of legal fees for application of patents and trademarks, as well as customer relationships, trademarks and trade names and backlog from the acquisitions of DVO, 2WR and Emerald. Our patents and trademarks are recorded at cost, while the intangibles from our acquisitions are recorded at fair value and are amortized using the straight-line method over an estimated life, generally 5 years for patents, 5 years for trademarks and trade names, and 7 years for customer relationships. Intangible assets are reported in the “Intangible Asset” line on the balance sheet.

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

Customer Deposits

For equipment systems contracts, the Company’s policy is to collect deposits from customers at the beginning of the contract. Please refer to Note 3 - Revenue from Contracts with Customers for further discussion of the Company’s customer deposits.

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

Advertising Costs

The Company recognizes advertising costs in the periods the costs are incurred. Prepayments made under contracts are included in prepaid expenses and expensed when the advertisement is run. Total advertising expenses incurred for the years ended December 31, 2024 and 2023 were $53,050 and $516,522, respectively.

Stock-Based Compensation

The Company periodically issues restricted stock units (“RSUs”) and stock options to employees, directors, and consultants in non-capital raising transactions for fees and services. The Company accounts for stock grants and stock options issued to employees and directors with the award being measured at its fair value at the date of grant and amortized ratably over the estimated service period. The Company accounts for stock issued to consultants with the value of the stock compensation based upon the measurement date as determined at the grant date of the award.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires greater disaggregation of information in the effective tax rate reconciliation, income taxes paid disaggregated by jurisdiction, and certain other amendments related to income tax disclosures. This guidance will be effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this ASU on its consolidated financial statements.

There are other various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Management has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial condition or the results of our operations.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the years ended December 31, 2024 and 2023:

	For the twelve months ended December 31, 2024
	CEA		Commercial		Total
	2024	2023	2024	2023	2024	2023
Equipment systems	$12,245,675	$12,720,873	$-	$-	$12,245,675	$12,720,873
Services	3,278,553	8,305,679	5,526,997	3,614,241	8,805,550	11,919,920
Construction design-build	3,230,037	4,391,087	15,374,790	40,170,696	18,604,827	44,561,783
Other	352,798	717,472	-	-	352,798	717,472
Total revenues and other income	$19,107,063	$26,135,111	$20,901,787	$43,784,937	$40,008,850	$69,920,048
Relative percentage	48%	37%	52%	63%	100%	100%

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

Construction design-build revenues are recognized as the Company’s obligations are satisfied over time, using the ratio of project costs incurred to estimated total costs for each contract because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed. This continuous transfer of control to the customer is further supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit and take control of any work in process. This cost-to-cost measure is used for our construction design-build contracts because management considers it to be the best available measure of progress on these contracts.

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	As of December 31,
	2024	2023
Contract assets:
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$3,757,641	$7,729,531
Retainage included in contract assets due to being conditional on something other than solely passage of time	375,176	707,036
Total contract assets	$4,132,817	$8,436,567

	As of December 31,
	2024	2023
Contract liabilities:
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability)	$13,930,251	$3,895,826
Retainage included in contract liabilities due to being conditional on something other than solely passage of time	163,925	54,307
Total contract liabilities	$14,094,176	$3,950,133

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

The table below presents the revenues from related parties:

	For the years ended December 31,
	2024	2023
Cloud 9	$-	$462
Potco	120,571	987,268
CEA Consortium	-	245,000
Total revenues from related party transactions	$120,571	$1,232,730

The table below presents the accounts receivable from related parties as of December 31, 2024, and December 31, 2023:

	December 31,
	2024	2023
Potco	$—	$163,088
CEA Consortium	—	245,000
Total accounts receivable due from related party transactions	$—	$408,088

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	As of December 31,
	2024	2023
Vendor prepayments	$1,355,929	$130,522
Prepaid services and fees	885,072	1,168,309
Deferred financing cost (See Note 10 - Debt)	-	181,118
Inventories	222,582	228,858
Other assets	23,283	42,757
Total prepaid expenses and other current assets	$2,486,865	$1,751,564

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

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and Equipment, net balances are summarized as follows:

	As of December 31,
	2024	2023
Computer and Technology Equipment	$360,191	$294,322
Furniture and fixtures	325,485	325,485
Leasehold Improvements	228,760	228,760
Vehicles	417,644	432,823
Software	1,151,298	1,087,569
Other Equipment	145,950	145,950
Accumulated depreciation	(1,707,372)	(1,095,516)
Total Property and equipment, net	$921,957	$1,419,393

The total depreciation expense for the years ended December 31, 2024 and 2023 was $744,722 and $580,487, respectively.

NOTE 7 – INVESTMENTS

XS Financial

On October 30, 2021, the Company participated in a convertible note offering of Xtraction Services, Inc., a/k/a XS Financial Inc. (CSE: XSF) (OTCQB: XSHLF) (“XSF”), a specialty finance company providing capital expenditure financing solutions, including equipment leasing, to CEA companies in the United States. The Company invested $2,500,000 of a total $43,500,000 raised by XSF. Prior to any Nasdaq listing, the investment incurs 9.5% interest payable, of which, 7.5% is cash interest and 2.0%. is interest paid in kind. Subsequent to any Nasdaq listing, the investment incurs 8.0% interest. The debt matured on October 28, 2023, with a one-year option at the sole discretion of XSF to extend the maturity date. In addition, the Company received 1.25 million warrants denominated in Canadian dollars (“C$”) with a C$0.45 share price as subject to the warrant instrument. No value was attributed to the warrants at the time of the investment. In August 2023, the Company entered into an agreement to sell back its investment to XSF for $2.3 million and cancel the warrants. The Company received the $2.3 million in proceeds on August 30, 2023. In connection with the agreement to sell the investment, the Company recorded an impairment loss of $0.3 million for the year ended December 31, 2023.

NOTE 8 – GOODWILL & INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill in conjunction with acquisitions it has completed. The goodwill balances as of December 31, 2024 and 2023 were $1,080,638 and $9,688,975. Goodwill is not amortized, but tested for impairment annually. The Company recorded a goodwill impairment charge of $8,608,337 for the year ended December 31, 2024.

Intangible Assets

Intangible assets as of December 31, 2024 and 2023 consisted of the following:

	As of December 31, 2024
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Licenses	16,437	(16,437)	-
Trademarks and trade names	499,000	(350,220)	148,780
Backlog and other	429,400	(429,400)	-
Total finite-lived intangible assets:	944,837	(796,057)	148,780

	As of December 31, 2023
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$3,269,201	$(1,004,743)	$2,264,458
Trademarks and trade names	1,778,000	(663,417)	1,114,583
Backlog and other	707,400	(707,400)	—
Licenses	16,437	(16,437)	—
Total finite-lived intangible assets:	5,771,038	(2,391,997)	3,379,041
Indefinite-lived intangible assets:
Trade name	28,291	—	28,291
Patents	44,276	—	44,276
Total indefinite-lived intangible assets	72,567	—	72,567
Total intangible assets, net	$5,843,605	$(2,391,997)	$3,451,608

The Company recorded an impairment charge of $2,673,742 related to intangible assets for the year ended December 31, 2024.

Amortization expense for intangible assets subject to amortization for the years ended December 31, 2024 and 2023 was $629,086 and $1,056,180, respectively.

The estimated future amortization expense for intangible assets subject to amortization at December 31, 2024, is summarized below:

Estimated Future
Year ending December 31,	Amortization Expense
2025	$145,499
2026	3,281
2027	-
2028	-
Total estimated future amortization expense	$148,780

NOTE 9 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	As of December 31,
	2024	2023
Accrued operating expenses	$441,031	$277,987
Accrued wages and related expenses	799,969	1,349,195
Business development accrual	—	376,816
Accrued interest expense	68,115	26,000
Accrued 401(k)	17,138	66,642
Accrued sales tax payable	2,951,292	3,187,638
Total accrued expenses	$4,277,545	$5,284,278

Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2017 through 2023.

NOTE 10 – NOTES PAYABLE

The table below presents amounts due for notes payable as of December 31, 2024 and 2023.

	December 31,
	2024	2023
Line of credit	$4,405,402	$2,500,000
DVO note	135	575,240
Grow Hill Note, net	1,652,071	—
Other financing agreements	706,068	129,600
Total	$6,763,676	$3,204,840
Less current portion	(5,968,145)	(3,204,840)
Notes payable, long-term	$795,531	$—

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

As part of the Asset Purchase Agreement of DVO, a non-negotiable promissory note in the aggregate principal amount of $3,806,250, payable to DVO was issued effective November 1, 2022 (the “DVO Promissory Note”). The principal amount, together with the simple interest accrued on the unpaid principal amount outstanding was to be paid by the Company on a quarterly basis for the first four consecutive quarters, with the first payment paid in January 2023, and the remaining three payments due ten days following the end of each subsequent fiscal quarter thereafter until the earlier of the end of the fourth full fiscal quarter following the closing date December 31, 2023 or the payment in full of all amounts due. In the third quarter of 2023, a portion of that quarter’s note payment was extended to the first quarter of 2024. The DVO Promissory Note may be prepaid in whole or in part at any time without premium or penalty; provided, that each payment shall be accompanied by payment of all unpaid costs, fees and expenses, if any, which are due plus all accrued and unpaid interest due as of the date of such prepayment.

The outstanding principal balance under the DVO Promissory Note shall bear simple interest at a variable rate per annum equal to the rate of interest most recently published by JP Morgan Chase & Co. as the “prime rate” (the “Prime Rate”). Initially, interest will accrue at the Prime Rate as of the date of the DVO Promissory Note. The interest rate will be adjusted on a quarterly basis as of the first day of each full fiscal quarter following the first full fiscal quarter after the closing date to the then current Prime Rate. In connection with the extension of the DVO Promissory Note payment to the first quarter of 2024, the interest rate was revised to a fixed rate of 10%, with principal and interest to be paid on a weekly basis.

On October 1, 2024, the Company, entered into a loan with Grow Hill, LLC, a Washington limited liability company (“Grow Hill”). The terms are as follows:

1.	Loan Details

●	Principal Amount: $2,000,000.

●	Interest Rate: 15% per annum, applied to the outstanding principal amount.

●	Origination Fee: $100,000 (5% of the loan amount), considered as debt issuance costs under GAAP and amortized over the loan term.

●	Repayment Terms: Monthly payments of interest and principal as per the Promissory Note. Ther term of the loan is 2 years.

●	Optional Prepayment: Allowed if the Grow Hill has received $150,000 or more in interest payments. If less, the Company must pay the difference to reach $150,000. Prepayment requires at least one Business Day’s notice.

●	Mandatory Prepayment: Required if the Company fails to meet the Receivable Ratio negative covenants or events of default.

2.	Collateral and Security

●	Collateral: Defined in the Security Agreement.

●	Security Agreement: The Company grants a perfected security interest in the Collateral to the Grow Hill.

3.	The loan became effective on October 1, 2025, when the Company issued Warrants to the Grow Hill for 160,000 shares of Borrower’s common stock at $2.50/share, exercisable immediately and valid for five years.

4.	Covenants:

●	Affirmative Covenants:

◾	Provide regular financial reports, compliance certificates, and notices of defaults or legal actions.

◾	Comply with all applicable laws and regulations, including tax payments.

◾	Cooperate with audits of accounts receivable (the Company pays audit fees unless an Event of Default occurs).

●	Negative Covenants:

◾	Restrictions on creating liens, incurring additional debt, or guaranteeing third-party obligations without Grow Hill’s consent.

◾	Maintain a Receivable Ratio of at least 2.00:1.00, calculated monthly.

5.	Events of Default

●	Include failure to pay principal or interest, breach of covenants, misrepresentation, insolvency, or legal challenges to the validity of the Loan Documents.

●	Consequences: Grow Hill may accelerate repayment, enforce security interests, or exercise other remedies.

The other financing agreements relate to short-term financing of the Company’s insurance policies and are at an average interest rate of 13.6%.

NOTE 11 – RIGHT OF USE ASSETS AND LIABILITIES

As of December 31, 2024 and 2023, the Company has seven operating type leases with an imputed annual interest rate of 11%. Each of the Company’s operating type leases are utilized as office space with one lease also including a warehouse for inventory. Five of the leases were acquired by the Company in connection with the acquisitions of 2WR, Emerald, and DVO. The remaining lease terms range from less than one year to 5 years, as of December 31, 2024. As of December 31, 2024 and 2023, right of use assets were $1,534,560 and $2,041,217, respectively, and for the years ended December 31, 2024 and 2023 lease expense was $730,339 and $460,347, respectively.

The following is a summary of finance and operating lease liabilities:

	As of December 31,
	2024	2023
Operating lease liabilities related to right of use assets	$1,477,177	$2,087,503
Finance lease liability	102,455	-
Less current portion	(552,933)	(707,141)
Long term	$1,026,699	$1,380,362

The following is a schedule showing total future minimum lease payments for the Company’s operating leases:

For the years ending December 31,	Minimum Lease Payments
2025	$652,237
2026	456,996
2027	333,576
2028	246,156
2029	82,488
Thereafter	-
Total minimum lease payments	$1,771,453
Less: Amount representing interest	(294,276)
Net lease obligations	$1,477,177

NOTE 12 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Other than below, there are no other legal proceedings for which management believes the ultimate outcome would have a material adverse effect on the Company’s results of operations and cash flows.

Gemini Loan Agreement Amendment and Default

On December 13, 2023, our wholly-owned subsidiary UG Construction, Inc. d/b/a Emerald Construction Management, Inc. (“UG Construction”) entered into (i) an interest only asset based revolving loan agreement (the “Loan Agreement”) with Gemini Finance Corp. (“Gemini”) pursuant to which Gemini extended to UG Construction a secured line of credit in an amount not to exceed $10,000,000, to be used to assist UG Construction and us with cash management, and (ii) a Secured Promissory Note - Revolving issued by UG Construction to Gemini (the “Promissory Note”). Pursuant to the Promissory Note, each draw was due and payable on or before 180 days after such draw is funded to UG Construction, subject to a mandatory pre-payment upon UG Construction’s receipt of payment for any invoice previously submitted and approved for financing by Gemini.

On March 18, 2025, UG Construction entered into an amendment to the Loan Agreement and Promissory Note and waiver with Gemini (the “Amendment”). Pursuant to the Amendment, Gemini waived any potential or perceived events of default arising under certain circumstances, which events did not constitute specified events of default under the Promissory Note or the Loan Agreement.

Pursuant to the Amendment, the Promissory Note was amended to provide that (i) the term during which Gemini may consider advances under the Loan Agreement has been extended to January 1, 2026, and (ii) the interest applied on the outstanding principal amount of the Promissory Note will accrue interest at an annual rate of 12%, and all accrued and unpaid interest shall be paid to Gemini on the first business day of each month for the prior month. The Amendment also amended the Loan Agreement to require monthly reporting of certain accounts receivable and to include a covenant that such accounts receivable equal or exceed 125% of the sum of the total amount drawn down under the Promissory Note, plus outstanding interest, as of the applicable measurement date. In connection with the execution of the Amendment, we issued to Gemini, as an amendment fee, 150,000 shares of our common stock

On July 31, 2025, Gemini issued a notice of default to UG Construction claiming that UG Construction was in default under the line of credit due to a failure to submit receivables calculations and failing to maintain sufficient eligible accounts and to forward accounts receivable. The notice indicated that the remaining outstanding amount due under the line of credit of approximately $1.76 million was immediately due and payable with default of 1% per week accruing from the June 16, 2025 date of default claimed by Gemini, and that Gemini intended to pursue legal action if full payment was not received by August 8, 2025.

On August 21, 2025, we received a notification from Gemini stating that Gemini would proceed with a foreclosure and private sale of substantially all of the assets of UG Construction in an Article 9 sale process, pursuant to Section 9601 et seq. of the California Commercial Code (the “Asset Sale”). The Asset Sale occurred on September 4, 2025, at which Gemini acquired the assets constituting the collateral under the line of credit for $450,000.

On August 29, 2025, Gemini commenced a lawsuit captioned Gemini Finance Corp. v. UG Construction, Inc. et al., case number 25CV2259 W SBC, in the U.S. District Court for the Southern District of California, which lawsuit (the “Lawsuit”) included us and certain of our officers as defendants and pursuant to which Gemini claimed it was owed $1,486,189 (the “Claim Amount”).

On September 26, 2025, we entered into a Settlement and Mutual General Release (the “Gemini Settlement Agreement”) with Gemini. Pursuant to the terms of the Gemini Settlement Agreement, among other things, we agreed to file a joint motion requesting an expedited fairness hearing under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), which motion was filed on September 30, 2025. Following such fairness hearing, and subject to the satisfaction of all applicable conditions and requirements of Section 3(a)(10) of the Securities Act, we agreed to issue to Gemini shares of our common stock that, upon sale by Gemini, would result in net proceeds to Gemini equal to the Claim Amount, provided that Gemini shall at no time be issued shares if it would beneficially own more than 4.99% of our common stock, and the aggregate number of shares issued to Gemini may not exceed 19.99% of our outstanding common stock as of immediately prior to the signing of the Gemini Settlement Agreement to the extent required by Nasdaq Listing Rule 5635. Additionally, Gemini agreed to use its best efforts to not sell common stock exceeding 10% of our daily volume on any given trading day. Upon the issuance of the last tranche of shares under the Gemini Settlement Agreement, Gemini will dismiss the Lawsuit with prejudice. The Gemini Settlement Agreement also included a customary mutual release of claims by the parties. The fairness hearing occurred on October 14, 2025.

Grow Hill Default

On October 1, 2024, we entered into an asset-based term Loan Agreement with Grow Hill, LLC (“Grow Hill”) pursuant to which Grow Hill extended to us a secured loan of $2,100,000 with an origination fee of $100,000, which was added to the amount of the loan. The loan is evidenced by a Secured Promissory Note issued by us to Grow Hill. Grow Hill received a security interest in certain of our assets pursuant to a security agreement between us and Grow Hill (the “Security Agreement”), which does not include any assets of our subsidiaries.

On October 14, 2025, we received service of process for a lawsuit filed by Grow Hill against us in the District Court for the City and County of Denver, Colorado (Case No. 2025CV33546) alleging breach of contract and fraud. Pursuant the complaint, Grow Hill stated that we were in default under the Secured Promissory Note due to a failure to timely make payments, and elected to accelerate all amounts due under the Secured Promissory Note, including a default fee equal to 1% of the outstanding principal amount. We are currently investigating available options to resolve the complaint and intends to vigorously defend the allegation of fraud.

J Brrothers Settlement

On August 8, 2025, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with J Brrothers LLC (“J Brrothers”) and Herb-a-More LLC relating to a dispute arising from amounts due for certain heating, ventilation and air conditioning equipment. Pursuant to the terms of the Settlement Agreement, among other things, we issued a promissory note to J Brrothers with an original principal amount of $395,556 and issued 150,000 unregistered shares of our common stock to J Brrothers. The note accrues simple interest at an annual rate of 12% and has a maturity date of March 18, 2026. The note must be repaid in monthly installments over a period of eight months, with the first seven payments being $50,000 per month and the final monthly payment being $64,047. Any remaining principal and accrued but unpaid interest will become due and payable on the maturity date, and the note may be prepaid without penalty. The note includes customary representations and warranties, customary events of default and a 17% default interest rate.

2WR of Georgia Sale

On August 27, 2025, certain of our subsidiaries entered into a Stock and Asset Purchase Agreement (the “2WR Purchase Agreement”) with 2WR Holdco, LLC (the “Buyer”). Pursuant to the 2WR Purchase Agreement, the Buyer acquired all of the outstanding shares of stock of 2WR of Georgia, Inc. and certain assets of our other subsidiaries relating to those entities’ business of providing commercial, industrial and municipal architectural and construction administration services for projects not involving CEA. The purchase price paid by the Buyer consisted of $2.0 million in cash, offset by a previous deposit of $500,000 and by any assumed indebtedness.

MJ’s Market, Inc

MJ’s Market, Inc. v. Urban-Gro, Inc. et al, pending in the Suffolk County Superior Court in Massachusetts as Civil Action No. 2384-cv-02794. The original complaint, filed by MJ’s Market, Inc, alleged that the Corporation prepared deign drawings for the plaintiff and subsequently sold those drawings to a competitor. The original complaint asserted claims for Breach of Contract; violation of M.G.L. c. 93A; Breach of the Covenant of Good Faith and Fair Dealing; Trademark Infringement; and Interference with Contractual Relations against the Corporation. An amended complaint has been filed which names 2WR of Colorado, Inc., which is characterized as a subsidiary or affiliate of the Corporation, in place of the Corporation. The lawsuit is ongoing.

NOTE 13 – RISKS AND UNCERTAINTIES

Concentration Risk

The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Customers exceeding 10% of revenue

	For the Year Ended December 31,
	2024	2023
Customers Exceeding 10% of Revenue/$:
C000001462	21%	*
C000002187	18%	28%
C000002463	*	15%
	39%	43%

Customers exceeding 10% of accounts receivable

	For the Year Ended December 31,
	2024	2023
C000002187	14%	57%

Customers exceeding 10% of accounts receivable

The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:

Vendors exceeding 10% of purchases

	For the Years Ended December 31,
Company Vendor Number	2024	2023
V000002503	14%	*
V000002275	*	11%

*	Amounts less than 10%

Vendors exceeding 10% of accounts payable:

	As of December 31,
Company Vendor Number	2024	2023
V000002275	*	13%

*	Amounts less than 10%

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

NOTE 14 – STOCK-BASED COMPENSATION

Stock-based compensation expense for the years ended December 31, 2024 and 2023 was $1,426,877 and $2,199,046, respectively based on the vesting schedule of the RSUs and Stock Options (“Options”). During the year ended December 31, 2024, 477,574 RSUs vested and were issued to employees and directors. During the year ended December 31, 2023, 397,210 RSUs vested and were issued to employees and directors. No cash flow effects are anticipated for stock grants.

The Company’s shareholders approved the 2021 Omnibus Stock Incentive Plan, as amended (the “Omnibus Incentive Plan”), which provides for the issuance of incentive stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company to reward and attract employees and compensate the Company’s Board of Directors (the “Board”) and vendors when applicable, up to an aggregate 1,100,000 authorized shares of common stock. In 2023, an additional $1,200,000 shares were authorized by the shareholders. The Omnibus Incentive Plan is administered by the Company’s Board. Grants of RSUs under the Omnibus Incentive Plan are valued at no less than the market price of the stock on the date of grant. The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the options, risk-free interest rate and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when estimating the value of stock options with the Black-Scholes option pricing model as the assumptions used are moderately judgmental. Stock grants and stock options are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. Stock grants and stock options typically require a 1 to 3 year period of continued employment or service performance before the stock grant of RSUs or stock option vests.

The following schedule shows grants of RSU activity for the years ended December 31, 2024 and 2023:

Number of Shares
Grants unissued as of December 31, 2022	505,009
Grants awarded	628,523
Forfeiture/cancelled	(50,066)
Grants vested and issued	(397,210)
Grants vested unissued at year-end	(106,844)
Grants unissued as of December 31, 2023	579,412
Grants awarded	1,251,051
Forfeiture/Cancelled	(96,337)
Grants vested and issued	(477,574)
Grants unissued as of December 31, 2024	1,256,552

The following table summarizes grants of RSU vesting periods:

Number of Shares	Unrecognized Stock Compensation Expense	As of December 31,
520,346	$717,901	2025
403,958	$172,605	2026
311,748	$11,373	2027
20,500	$-	2028
1,256,552	$901,879

The following schedules show stock option activity for the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2022	601,427	5.49	$6.84
Issued	—	0.00	$0.00
Exercised	—	0.00	$0.00
Forfeited	(99,598)	0.00	$7.01
Stock options outstanding at December 31, 2023	501,829	4.67	$6.81
Stock options exercisable at December 31, 2023	471,288	0.00	$6.70

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2023	501,829	4.67	$6.81
Issued	0	0.00	$—
Exercised	0	0.00	$—
Forfeited	(44,609)	0.00	$6.78
Stock options outstanding at December 31, 2024	457,220	7.85	$6.77
Stock options exercisable at December 31, 2024	454,452	7.85	$6.82

The following table summarizes stock option vesting periods under the Incentive Plans:

Number of Shares	Unrecognized Stock Compensation Expense	As of December 31,
2,768	$1,511	2024

The aggregate intrinsic value of the stock options outstanding and exercisable at December 31, 2024 is $0.

NOTE 15 – SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock at $0.001 par value. The holders of the Company’s common stock are entitled to one vote for each share held. At December 31, 2024 and 2023, there were 14,071,390 and 12,072,836 shares of common stock outstanding, respectively.

Preferred stock

The Company is authorized to issue 3,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The preferred stock has a par value of $0.10. As of December 31, 2024 and 2023, there were no shares of preferred stock outstanding.

Treasury Stock

For the years ended December 31, 2024 and 2023, the Company did not purchase any treasury stock.

NOTE 16 – INCOME TAXES

The Company accounts for income taxes in accordance with the asset and liability method prescribed in ASC 740, “Accounting for Income Taxes.” The Company has adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

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

The income tax benefit for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Years ended
	December 31, 2024	December 31, 2023
Current
Federal	-	$-
State	0	50
Foreign	-	-
	0	50
Deferred
Federal	(30)	44
State	-	-
Foreign	-	-
	(30)	44

Total income tax expense (benefit)	$(30)	$94

A reconciliation between the expected income tax provision at the federal statutory tax rate and the reported income tax provision for the periods ended are approximately as follows:

	Years ended
	December 31, 2024	December 31, 2023

Statutory Federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	3.8%	2.8%
Research and development tax credits	0.0%	0.0%
Change in valuation allowance	(22.0)%	(18.4)%
Change in Tax Rate	(1.9)%	0.0%
Permanent differences	0.0%	(1.7)%
Goodwill Impairment	0.0%	(4.4)%
Other	(0.8)%	0.4%
	0.0%	(0.4)%

The tax effects of significant items comprising the Company’s deferred taxes as of December 31, 2024 and 2023 are as follows (in thousands):

	Years ended
	December 31, 2024	December 31, 2023
Deferred tax assets:
Federal, state and foreign NOL carryover	$14,980	$9,532
Lease Liabilities	$369	$461
Bad Debts and Other Reserves	$766	$73
Fixed Assets	$113	$7
Investments	$23	$485
Share-based Compensation	$532	$-
Interest Expense	$283	$46
Other	$195	$194

Total deferred tax assets	17,261	10,798
Valuation Allowance	(17,829)	(9,786)
Net deferred tax assets	(568)	1,012
Deferred tax liabilities:
Goodwill	$689	$(66)
Intangible Assets	$223	$(539)
ROU Assets	$(359)	$(451)

Net deferred tax asset (liability)	$(15)	$(44)

At December 31, 2024, the Company had $58.0 million of Federal net operating loss which are set to expire beginning in 2037. The Internal Revenue Code contains provisions that may limit the net operating loss carryovers available to be used in any year if certain events occur, including significant changes in ownership interest.

Below is a table showing the gross net operating loss carryovers available at December 31, 2024 and their respective expiration:

	Amount	Expire
Federal Net Operating Losses with expiration	1,945	2037
Federal Net Operating Losses with indefinite life	56,027	indefinite
Total Federal Net Operating Losses	57,972

Various State Net Operating Losses	41,180	2037-2043

Canada Net Operating Losses	1,925	2042
Netherlands Net Operating Losses	2,246	indefinite

In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company evaluate the reversal of deferred tax liabilities, projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of the history of operating losses, the Company does not believe it is more likely than not that it will realize the benefits of net deferred tax assets and, accordingly, has established a valuation allowance on the net deferred tax assets. The valuation allowance increased by $8.0 million during 2024.

As of December 31, 2024 and 2023, the company has not recorded any unrecognized tax benefits related to uncertain tax positions. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company monitors proposed and issued tax law, regulations, and cases to determine the potential impact of uncertain income tax positions. At December 31, 2024, the Company had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

Federal and State tax returns are open for examination for the tax years beginning December 31, 2017 for three years and four years from the date of utilization of any net loss carryforwards.

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

NOTE 17 – WARRANTS

The following table shows warrant activity for the years ended December 31, 2024 and 2023:

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2022	337,150	$12.63
Exercised	—	$—
Terminated	—	$—
Issued for line of credit	175,531	$1.25
Expired loan extension	(1,000)	$6.00
Warrants outstanding as of December 31, 2023	511,681	$8.74
Warrants exercisable as of December 31, 2023	337,150	$12.63

	Number of shares	Weighted Average Exercise Price
Warrants outstanding as of December 31, 2023	511,681	$8.74
Exercised	—	$—
Terminated/Expired	(25,650)	$14.46
Issued	160,000	$2.50
Warrants outstanding as of December 31, 2024	646,031	$6.97
Warrants exercisable as of December 31, 2024	646,031	$6.97

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

NOTE 18 – SEGMENTS

An operating segment is defined as a component of a reporting entity that engages in business activities from which it recognizes revenues and incurs expenses with discrete financial information available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) of the operating segment. The CODM utilizes this financial information to decide how to allocate resources to, and in assessing performance of, the operating segment. Management evaluates segment performance primarily based on operating segment gross profit.

The Company has identified the following operating segments related to fiscal years 2024 and 2023:

●	Equipment systems - Operating segment that acts as an experienced vendor providing value-added reselling to clients when selling vetted best-in-call commercial horticulture lighting solutions, rolling and automated container benching systems, specialty fans, fertigation/irrigation systems, environmental control systems, and microbial mitigation and odor reduction systems.

●	Services - Operating segment that generates revenue by providing clients with design-build service offerings that include architectural, interior, and engineering design, construction management, as well as services for the operational stages of the facility. The Company’s in-house architectural, interior design, engineering, construction and cultivation design services integrate design with pre-construction services and thereby reduce project schedule and capital investments.

●	Construction design-build - Operating segment that engages as a general contractor to provide all the additional necessary parts to deliver clients’ projects, from the initial estimate and bid process, to subcontractor selection, and management of all construction details.

In addition to the operating segments identified above, the Company recognizes other revenues and incurs costs at the corporate level where it develops and oversees the implementation of company-wide strategic initiatives and provides support to our operating segments by centralizing certain administrative functions. Corporate management is responsible for, among other things: evaluating and selecting the geographic markets in which we operate, consistent with our overall business strategy; making major personnel decisions related to employee compensation and benefits; and monitoring the financial and operational performance of the Company’s operating segments. Corporate costs include general and administrative expenses related to operating our corporate headquarters.

The Company’s operating segments follow the same accounting policies used for our consolidated financial statements as described in Note 1 – Summary of Significant Accounting Policies. The results of each operating segment are not necessarily indicative of the results that would have occurred had the operating segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.

The following tables present financial information relating to our operating segments for the fiscal years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	Equipment	Services	Construction	Corporate/ Other	Total
Revenues	$12,245,675	$8,805,550	$18,604,827	$352,798	$40,008,850
Cost of revenues	10,582,731	5,548,438	20,782,689	226,611	$37,140,469
Gross profit	$1,662,944	$3,257,112	$(2,177,862)	$126,187	$2,868,381
Gross profit %	14%	37%	(12)%	36%	7%

Intangible asset amortization	$—	$212,699	$416,387	$—	$629,086

Income (Loss) before income taxes	$(10,570,814)	$(7,544,541)	$(17,102,560)	$(1,307,616)	$(36,525,531)

Total assets	$4,558,158	$4,763,388	$10,036,318	$135,920	$19,493,783

	Year Ended December 31, 2023
	Equipment	Services	Construction	Corporate/ Other	Total
Revenues	$12,720,873	$11,919,920	$44,561,782	$717,473	$69,920,048
Cost of revenues	11,081,532	7,222,964	41,194,900	517,986	$60,017,382
Gross profit	$1,639,341	$4,696,956	$3,366,882	$199,487	$9,902,666
Gross profit %	13%	39%	8%	28%	14%

Intangible asset amortization	$—	$411,680	$644,500	$—	$1,056,180

Income (Loss) before income taxes	$(3,360,659)	$(1,414,727)	$(177,618)	$(20,390,448)	$(25,343,452)

Total assets (liabilities)	$2,800,367	$17,604,751	$31,310,180	$(2,202,231)	$49,513,067

NOTE 19 – SUBSEQUENT EVENTS

Settlement of Pullar Lawsuit

On May 5, 2022, Robert Pullar (“Pullar”) filed a lawsuit against the Company and Bradley Nattrass, in his capacity as the Company’s CEO, relating to a prior settlement agreement the Company had entered into with Pullar. On January 31, 2025, the parties entered into a settlement agreement, without any admission of liability or wrongdoing, to settle all claims associated with the litigation in exchange for a cash payment by the Company to Pullar of $250,000 and an issuance of a warrant to purchase up to 75,000 shares of the Company’s common stock at an exercise price per share of $1.00.

Nasdaq Deficiencies

The Company has received the following communications from The Nasdaq Stock Market LLC (“Nasdaq”) and, where required, responded as indicated:

●	January 29, 2025 – Nasdaq granted the Company an extension to regain compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Requirement”) by February 18, 2025. The Company regained compliance with the Filing Requirement Rule on February 18, 2025.

●	February 24, 2025:

o	The Listing Qualifications Department of Nasdaq notified the Company that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed at a price of below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The notice had no immediate effect on the listing of the Company’s common stock on Nasdaq. In accordance with Nasdaq Listing Rule 58100(c)(3)(H), the Company had 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of the consecutive trading days during this 180-day compliance period, unless the Nasdaq Staff (the “Staff”) exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). The time period for the Company to regain compliance with the Minimum Bid Requirement expired on August 25, 2025. In the event that the Company does not regain compliance within the 180-day compliance period, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the Minimum Bid Requirement, and provide written notice to the Staff of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company does not meet the other listing standards, the Staff could provide notice that the Common Stock will become subject to delisting. In the event the Company receives notice that the Common Stock is being delisted, the Nasdaq Listing Rules permit the Company to appeal any such delisting determination by the Staff to a Hearings Panel.

o	The Listing Qualifications Department of Nasdaq notified the Company that, because the stockholder’s equity of the Company was below $2.5 million as reported on the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, the Company no longer meet the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Rule 5550(b)(1), requiring a minimum stockholders’ equity of $2.5 million (the “Minimum Stockholders’ Equity Requirement”). The notice of the Company’s failure to meet the Minimum Stockholders’ Equity Requirement had no immediate effect on the listing of the Common Stock on Nasdaq. In accordance with Nasdaq Marketplace Rule 5810(c)(2)(C), the Company had 45 calendar days, or until April 10, 2025, to submit a plan to regain compliance. If the plan was accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the original notice to evidence compliance, or until August 25, 2025, to regain compliance with the Minimum Stockholders’ Equity Requirement. In the event the plan was not accepted by Nasdaq, or in the event the plan was accepted by Nasdaq and the 180-day extension period was granted, but the Company fails to regain compliance within such plan period, the Company would have the right to a hearing before a Hearings Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the Hearings Panel following the hearing.

●	April 16, 2025 – Nasdaq sent the Company a notice (the “April 16 Notice”) stating that because the Company had not yet filed its Annual Report on Form 10-K for the fiscal quarter ended December 31, 2024 (the “Form 10-K”), the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission. The April 16 Notice stated that the Company had 60 calendar days from April 16, 2025, or until June 16, 2025, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. The Company intended to file the Form 10-K as soon as practicable and, if necessary, to submit a plan with Nasdaq to regain compliance. If Nasdaq accepted the Company’s plan, then Nasdaq may, at its discretion, grant the Company up to 180 days from the prescribed due date for filing the Form 10-K, or until October 13, 2025, to regain compliance. If Nasdaq did not accept the Company’s plan, then the Company had an opportunity to appeal that decision to a Nasdaq Hearings Panel. The April 16 Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market.

●	May 21, 2025 – Nasdaq sent the Company a notice (the “May 21 Notice”) stating that because the Company had not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (the “March 31 Form 10-Q”) or its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), the Company continues to be out of compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission. The May 21 Notice stated that the Company had 60 calendar days from April 16, 2025, or until June 16, 2025, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. The Company intended to file the Form 10-K as soon as practicable and, if necessary, to submit a plan with Nasdaq to regain compliance. If Nasdaq accepted the Company’s plan, then Nasdaq may, at its discretion, grant the Company up to 180 days from the prescribed due date for filing the Form 10-K, or until October 13, 2025, to regain compliance. If Nasdaq did not accept the Company’s plan, then the Company had the opportunity to appeal that decision to a Nasdaq Hearings Panel. The May 21 Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market.

●	August 18, 2025 – Nasdaq sent the Company a determination letter (the “August 18 Determination”) stating that Nasdaq had determined that the Company did not file the Form 10-K and the March 31 Form 10-Q by August 15, 2025, the date required for the delinquent filings by an exception previously received from Nasdaq staff. The August 18 Determination stated that, as a result, unless that Company timely requests an appeal, the trading of the Company’s common stock (the “Common Stock”) would be suspended at the opening of business on August 27, 2025 and (iii) a Form 25-NSE will be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq. The August 18 Determination also stated that the Company was not in compliance (i) with Listing Rule 5250(c)(1) due to the Company’s delay in filing its Quarterly Report on Form 10-Q for the period ended June 30, 2025, and (ii) with Listing Rule 5550(b)(1), which requires the Company to maintain minimum stockholders’ equity of $2.5 million. As previously reported, on February 24, 2025, Nasdaq notified the Company that it was not in compliance with Listing Rule 5550(b)(1) due to having stockholders’ equity of less than $2.5 million. The Determination informed the Company that it may appeal the decision to a Hearings Panel (the “Panel”). If the Company chose to appeal, the request must be received by Nasdaq no later than 4:00 p.m. Eastern Time on August 25, 2025. The Company requested a hearing before the Panel and a preliminary date of October 7, 2025 was set for the hearing. On October 7, 2025, the Company announced that the hearing was postponed to October 14, 2025. This request stayed the suspension of the Company’s Common Stock for a period of 15 days from the date of the request. In connection with this request, the Company also requested a stay of the suspension pending the hearing (the “Additional Stay”).

●	August 28, 2025 – Nasdaq sent the Company a determination letter (the “August 28 Determination”) stating that Nasdaq had determined that the Company did not regain compliance with the Minimum Bid Requirement by August 25, 2025. The August 28 Determination stated that the failure to comply with the Minimum Bid Requirement during the compliance period would serve as an additional basis for delisting the Company’s securities from the Nasdaq Capital Market and would be considered by a Hearings Panel (the “Panel”), in addition to the Company’s failure to comply with (i) Nasdaq Listing Rule 5250(c)(1) due to the Company’s delay in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and its Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, 2025 (the “Timely Filing Requirement”), and (ii) Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain minimum stockholders’ equity of $2.5 million (the “Stockholders’ Equity Requirement”).

●	October 14, 2025 – The Company presented to the Panel.

●	October 30, 2025 – Nasdaq sent the Company a notice notifying the Company that the Panel had determined to grant the Company’s request to continue its listing on The Nasdaq Capital Market, subject to certain conditions. Specifically, the Panel conditioned the Company’s continued listing on the Company regaining compliance with the Timely Filing Requirement and the Stockholders’ Equity Requirement on or before December 31, 2025 and regaining compliance with the Bid Price Rule on or before January 28, 2026. During the exception period, the Company is required to provide prompt notification to the Panel of any significant event that may affect the Company’s compliance with Nasdaq requirements. Any documentation evidencing the Company’s compliance will be subject to review by the Panel, which may, in its discretion, request additional information before determining whether the Company has regained compliance.

●	November 18, 2025 – Nasdaq sent the Company a notice (the “November 18 Notice”) stating that because the Company had not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (the “September 30 Form 10-Q”) or its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), the Company continues to be out of compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission.

●	On January 6, 2026, the Company received a determination letter (the “January 6, 2026 Determination”) from Nasdaq stating that because the Company did not hold an annual meeting of stockholders within twelve months from the Company’s prior fiscal year end as required by Nasdaq Listing Rule 5620(a), the resulting non-compliance would be an additional basis for delisting the Company’s securities. The January 6, 2026 Determination notified the Company that the Panel would consider the matter in their decision regarding the Company’s continued listing on the Nasdaq Capital Market, and requested that the Company present its views with respect to the additional deficiency in writing by January 9, 2026. The Company intends to make a submission to the Panel by the requested date, and has requested an additional extension to comply with the Bid Price Rule, the Stockholders’ Equity Requirement and the Timely Filing Requirement.

Gemini Line of Credit – Loan Amendment; Notice of Default; Foreclosure and Article 9 Sale Process; Lawsuit

Loan Amendment – On March 18, 2025, UG Construction, a wholly owned subsidiary of the Company, entered into an agreement with Gemini Finance Corp. (the “Lender”) to amend the terms of the original Loan Agreement and Promissory Note and waiver (the “Amendment”) between UG Construction and the Lender. Pursuant to the Amendment, the Lender waived any potential or perceived events of default arising under certain circumstances, which events did not constitute specified events of default under the Promissory Note or the Loan Agreement. Pursuant to the Amendment, the Promissory Note was amended to provide that (i) the term during which the Lender may consider advances under the Loan Agreement has been extended to January 1, 2026, and (ii) the interest applied on the outstanding principal amount of the Promissory Note will accrue interest at a monthly rate of 1.75%, and all accrued by unpaid interest shall be paid to the Lender on the first business day of each month for the prior month. The Amendment also amended the Loan Agreement to require monthly reporting of certain accounts receivable and to include a covenant that such accounts receivable equal or exceed 125% of the sum of the total amount drawn down under the Promissory Note, plus outstanding interest, as of the applicable measurement date. In connection with the execution of the Amendment, the Company issued to the Lender, as an amendment fee, one hundred and fifty thousand (150,000) shares (the “Fee Shares”) of the Company’s common stock, par value $0.001 per share.

Notice of Default – On July 31, 2025, the Lender issued a notice of default to UG Construction claiming that UG Construction was in default under the Line of Credit due to a failure to submit receivables calculations and failing to maintain sufficient eligible accounts and to forward accounts receivable. The notice indicated that the remaining outstanding amount due under the Line of Credit of approximately $1.76 million was immediately due and payable with default of 1% per week accruing from the June 16, 2025 date of default claimed by the Lender, and that the Lender intended to pursue legal action if full payment was not received by August 8, 2025.

Foreclosure and Article 9 Sale Process – On August 21, 2025, the Company received a notification from the Lender stating that the Lender would proceed with a foreclosure and private sale of substantially all of the assets of UG Construction in an Article 9 sale process, pursuant to Section 9601 et seq. of the California Commercial Code (the “Asset Sale”). The Asset Sale occurred on September 4, 2025, at which the Lender acquired the assets constituting the collateral under the Line of Credit for $450,000.

Lawsuit – On August 29, 2025, the Lender commenced a lawsuit captioned Gemini Finance Corp. v. UG Construction, Inc. et al., case number 25CV2259 W SBC, in the U.S. District Court for the Southern District of California, which lawsuit (the “Lawsuit”) included the Company and certain of its officers as defendants and pursuant to which the Lender claimed it was owed $1,486,189 (the “Claim Amount”). On September 26, 2025, the Company entered into a Settlement and Mutual General Release (the “Settlement Agreement”) with the Lender. Pursuant to the terms of the Settlement Agreement, among other things, the Company agreed to file a joint motion requesting an expedited fairness hearing under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), which motion was filed on September 30, 2025. Following such fairness hearing, and subject to the satisfaction of all applicable conditions and requirements of Section 3(a)(10) of the Securities Act, the Company would issue to the Lender shares of the Company’s common stock (the “Common Stock”) that, upon sale by the Lender, would result in net proceeds to the Lender equal to the Claim Amount, provided that the Lender shall at no time be issued shares if it would beneficially own more than 4.99% of the Common Stock, and the aggregate number of shares issued to the Lender shall not exceed 19.99% of the outstanding Common Stock as of immediately prior to the signing of the Settlement Agreement to the extent required by Nasdaq Listing Rule 5635. Additionally, the Lender agreed to use its best efforts to not sell Common Stock exceeding 10% of the Company’s daily volume on any given trading day. Upon the issuance of the last tranche of shares under the Settlement Agreement, the Lender will dismiss the Lawsuit with prejudice. The Settlement Agreement also includes a customary mutual release of claims by the parties.

Business Loan and Security Agreement with Agile Entities

On June 26, 2025, the Company entered into a business loan and security agreement (the “Loan Agreement”) with an effective date of June 24, 2025 (the “Effective Date”) by and among, Agile Capital Funding, LLC, Agile Lending , LLC, a Virginia limited liability company and each assignee that becomes a party pursuant to Section 12.1 of the Loan Agreement (the “Lenders”), the Company and 2WR Of Colorado Inc., UG Construction, Inc., 2WR of Georgia, Inc., urban-gro Canada Technologies Inc., urban-gro Engineering, Inc. and urban-gro Architect Holdings, LLC, each a wholly owned subsidiary of the Company (individually, collectively, jointly and severally, the “Guarantors”).

Pursuant to the Loan Agreement, the Lenders extended to the Company a term loan of $1,050,000.00 (the “Term Loan”) to be used to fund the Company’s general business requirements. The Loan Agreement is for a term of twenty-eight weeks from the Effective Date (the “Maturity Date”) and includes an administrative agent fee of $50,000 to be remitted to Agile Capital Funding, LLC which was added to the amount of the loan. The Company may make a full prepayment or partial prepayment of the Term Loan, however, upon the prepayment of any principal amount, the Company shall be obligated to pay a premium payment of such principal so paid, which shall be equal to the aggregate and actual amount of interest that would be paid through the Maturity Date (the “Prepayment Fee”); provided however that, if the Company made a prepayment within 60 calendar days after the Effective Date, the Company would receive the discounted Prepayment Fee that is included in Exhibit E to the Loan Agreement.

The Loan contains standard events of default and representations and warranties by the Company and the Lenders including a mandatory prepayment, and an additional five (5%) percent interest rate following the occurrence of an event of default. The term loan is evidenced by a secured promissory note issued by the Company to the Lenders (the “Promissory Note”). Pursuant to the Loan Agreement, upon an event of default, the Lenders will receive a security interest in certain of the Company’s assets, subject to certain exceptions.

RK Mechanical- complaint filed

On June 27, 2025, RK Mechanical LLC (“RK”) filed a complaint against UG Construction and certain other defendants, with SVC Manufacturing Inc. as cross-claimant and UG Construction as cross-defendant, in the Superior Court of Arizona for Maricopa County (Case No. CV2025-022680). The complaint alleged that UG Construction served as general contractor for the construction of the construction of a PepsiCo plant in Tolleson, Arizona, and that as a result of work completed by RK, UG Construction owed $1,522,716 to RK as a result of alleged breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Arizona Prompt Payment Act, and lien foreclosure. On or about October 2025, a default judgment was entered against UG Construction for $1,511,716, plus prejudgment interest of $288,346 and post-judgment interest at 8.25% plus $10,057 in attorney fees.

Action Equipment- complaint filed

On April 21, 2025, Action Equip. & Scaffold Co. (“Action”) filed a complaint against UG Construction in the Superior Court of Arizona for Maricopa County (Case No. CV2025-014165). The complaint alleged that UG Construction owed Action $380,932 plus interest and attorneys’ fees in connection with a contract pursuant to which Action leased equipment to UG Construction, and alleged breach of contract, breach of covenant of good faith and fair dealing, and unjust enrichment. A default judgment was subsequently entered against UG Construction, and Action filed a writ of garnishment on October 21, 2025.

Settlement with Vendor

On August 8, 2025, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with J Brrothers LLC (“J Brrothers”) and Herb-a-More LLC relating to a dispute arising from amounts due for certain heating, ventilation and air conditioning equipment. Pursuant to the terms of the Settlement Agreement, among other things, the Company issued a promissory note to J Brrothers with an original principal amount of $395,556 (the “Note”) and issued 150,000 unregistered shares of the Company’s common stock to J Brrothers (the “Shares”). The Note will accrue simple interest at an annual rate of 12% and has a maturity date of March 18, 2026. The Note will be repaid in monthly installments over a period of eight months, with the first seven payments being $50,000 per month and the final monthly payment being $64,047. Any remaining principal and accrued but unpaid interest will become due and payable on the maturity date, and the Note may be prepaid without penalty. The Note includes customary representations and warranties, customary events of default and a 17% default interest rate.

The Company is currently in a payment default under the terms of the Note.

Services – Sale of 2WR Georgia, Inc.; Sale of Customer Lists: Remaining Services

On August 27, 2025, the Company announced that certain subsidiaries (the “Seller Parties”) of the Company entered into a Stock and Asset Purchase Agreement (the “August 27 Purchase Agreement”) with 2WR Holdco, LLC (the “Buyer”). Pursuant to the August 27 Purchase Agreement, the Buyer acquired (the “Acquisition”) all of the outstanding shares of stock of 2WR of Georgia, Inc. (“2WRGA”) and certain assets of other subsidiaries of the Company relating to those entities’ business of providing commercial, industrial and municipal architectural and construction administration services for projects not involving CEA, with such CEA business being retained by the Company.

The purchase price paid by the Buyer for the Acquisition consisted of $2.0 million in cash and by any assumed indebtedness. The August 27 Purchase Agreement includes non-competition and non-solicitation restrictions applicable to the Seller Parties and customary representations and warranties and covenants of the parties. Subject to certain limitations, (i) the Seller Parties will indemnify the Buyer and its affiliates and representatives against certain losses related to, among other things, breaches of the Seller Parties’ representations, warranties or covenants, any liabilities other than those assumed by the Buyer under the August 27 Purchase Agreement, assets excluded from the Acquisition, pre-closing taxes, operation of the CEA business and pre-closing employment matters, and (ii) the Buyer will indemnify the Seller Parties and their respective affiliates and representatives against certain losses related to breaches of the Buyer’s representations, warranties or covenants, and any losses related to any asset acquired by the Buyer or any liability assumed by the Buyer under the August 27 Purchase Agreement.

On November 5, 2025, the Seller Parties entered into a Bill of Sale, Assignment and Assumption, and Purchase Agreement (the “November 5 Purchase Agreement”) with 2WRGA. Pursuant to the November 5 Purchase Agreement, 2WRGA acquired (the “Follow On Acquisition”) certain customer lists of the Seller Parties.

The purchase price paid by 2WRGA for the Follow On Acquisition consisted of $143,000 in cash. Additionally, pursuant to the November 5 Purchase Agreement, the parties agreed to waive and terminate the non-solicitation provision applicable to 2WRGA that was contained in the August 27 Purchase Agreement among the Seller Parties, the Company and the other parties thereto.

During the fourth quarter of 2025, the Company began winding down the remaining services businesses and furloughed those employees.

Binding Letter of Intent with Flash Sports & Media, Inc.

On October 14, 2025, the Company entered into a binding letter of intent (the “LOI”) with Flash Sports & Media, Inc. (“Flash”) regarding a proposed transaction pursuant to which the parties intend to merge Flash with and into a newly formed wholly-owned subsidiary of the Company, which would then merge with and into a second wholly-owned subsidiary of the Company (collectively, the “Merger”).

Pursuant to the LOI, the parties have agreed, subject to satisfaction of certain conditions, to negotiate and execute a definitive merger agreement in accordance with the terms set forth in the LOI. The LOI provides that Flash would pay to the Company a cash deposit of $200,000 within fifteen days of its execution. In connection with the Merger, the stockholders of Flash would receive (i) unregistered shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) equal to 19.99% of the outstanding shares of Common Stock as of immediately prior to the Merger, and (ii) unregistered shares of a newly-created series of non-voting preferred stock that would be economically equivalent to Common Stock (the “Preferred Stock”) and would automatically convert into Common Stock upon receipt of approval by the Company’s stockholders.

The LOI contemplates that the former stockholders of Flash would own approximately 90% of the Company following the Merger, assuming full conversion of the Preferred Stock. Upon closing of the Merger, the Company would change its name to Flash Sports & Media Holdings, Inc. or a similar name. The Company would be required to obtain approval of its stockholders for conversion of the Preferred Stock as soon as reasonably practicable following the Merger.

The LOI provides that following the Merger, the board of directors (the “Board”) of the Company would be reconstituted such that four members of the Board would be designated by the Board prior to the Merger and one member of the Board would be designated by the former stockholders of Flash. Upon approval of the Company’s stockholders for the conversion of the Preferred Stock, the Board would be further reconstituted such that one member of the Board would be designated by the Board prior to the Merger and four members of the Board would be designated by the former stockholders of Flash.

The LOI provides for an exclusivity period of 90 days following the execution of the LOI. During that period, the Company agreed that neither it nor its affiliates will, among other things, solicit, provide any information or enter into any agreement with any other party concerning a transaction similar to the Merger.

Equity Issuances After December 31, 2024

Subsequent to the year ended December 31, 2024, inclusive of RSU vesting, an additional 3,679,250 shares of common stock were issued.