Form 10-Q
period 2025-03-31
urban-gro, Inc.
filed 2026-02-03
CIK 1706524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the registrant’s only class of common stock outstanding as of January 27, 2026 was 17,470,729 shares.

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements related to future events, challenges we may face, business strategy, future performance, future operations, backlog, financial position, estimated or projected revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “intend,” “could,” “should,” “believe,” and variations of such words or their negative and similar expressions. Forward-looking statements should not be read as a guarantee of future performance or results and may not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We believe the expectations reflected in the forward-looking statements contained in this report are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to:

●	risks related to our operating strategy;

●	competition for projects in our markets;

●	our ability to predict and respond to new laws and governmental regulatory actions affecting our business, including foreign laws and governmental regulation;

●	risks related to delays in the grant of necessary licenses to clients and delays in passage of legislation expected to benefit our clients, which could delay the funding and start of projects

●	our ability to successfully develop new and/or enhancements to our product offerings and develop a product mix to meet demand;

●	our ability to meet or exceed market expectations from analysts;

●	unfavorable economic conditions, increases in interest rates and restrictive financing markets that may cause customers to cancel contracts reflected in our backlog or cause sales to decrease;

●	our ability to successfully identify, manage and integrate acquisitions;

●	our ability to accurately estimate the overall risks, requirements or costs when we bid on or negotiate contracts that are ultimately awarded to us;

●	climate change and related laws and regulations;

●	our ability to manage our supply chain in a manner that ensures that we are able to obtain adequate raw materials, equipment and essential supplies in a timely manner and at favorable prices;

●	our ability to attract and retain key personnel;

●	risks associated with concentration of a large portion of our business from a relatively small number of key clients/customers and the effect a loss of a key client/customer could have on our business;

●	risks associated with customers or suppliers not fulfilling contracts;

●	risks associated with reliance on key suppliers and risks such suppliers could change incentive programs that negatively affect our returns;

●	the impact of inflation on costs of labor, raw materials and other items that are critical to our business;

●	property damage and other claims and insurance coverage issues;

These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in the forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (SEC).

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URBAN-GRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2025 (unaudited)	December 31, 2024 (audited)
ASSETS
Current Assets
Cash	$696,996	$819,050
Accounts receivable, net	5,551,866	8,369,116
Contract receivables	3,694,630	4,132,817
Prepaid expenses and other current assets	3,478,135	2,486,865
Total current assets	$13,421,627	15,807,848

Non-current assets
Property and equipment, net	$837,524	921,957
Operating lease assets	622,133	1,534,560
Goodwill	1,080,638	1,080,638
Intangible assets, net	123,830	148,780
Total non-current assets	2,664,125	3,685,935
Total assets	$16,085,752	$19,493,783

LIABILITIES
Current liabilities
Accounts payable	16,863,418	14,724,589
Contract liabilities	12,546,624	14,094,176
Accrued expenses	4,587,973	4,277,545
Customer deposits	4,942,145	2,682,099
Notes payable	4,183,660	5,968,145
Operating lease liabilities	357,641	552,933
Total current liabilities	43,481,461	42,299,487

Non-current liabilities
Notes payable, long-term	559,521	795,531
Deferred tax liability	-	14,608
Operating lease liabilities - LT	287,529	1,026,699
Total non-current liabilities	847,050	1,836,838
Total liabilities	$44,328,511	$44,136,325

Commitments and contingencies (Note 11)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.10 par value; 3,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	$-	$-
Common stock, $0.001 par value 30,000,000 shares authorized; 14,560,366 issued and 13,110,533 outstanding as of March 31, 2025, and 14,071,390 issued and 12,621,557 outstanding as of December 31, 2024	14,560	14,071
Additional paid in capital	90,590,343	90,157,137
Treasury shares, cost basis: 1,449,833 shares as of March 31, 2025 and December 31, 2024	(12,045,542)	(12,045,542)
Accumulated deficit	(106,802,120)	(102,768,208)
Total shareholders’ deficit	(28,242,759)	(24,642,542)
Total liabilities and shareholders’ deficit	$16,085,752	$19,493,783

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenues:
Equipment systems	$4,698,577	$2,508,287
Services	1,649,098	3,133,793
Construction design-build	3,122,298	9,683,814
Other	44,102	75,141
Total revenues and other income	9,514,075	15,401,035
Cost of revenues:
Equipment systems	4,344,607	2,172,450
Services	1,051,146	1,508,449
Construction design-build	3,474,387	8,675,280
Other	33,913	53,399
Total cost of revenues	8,904,053	12,409,578
Gross profit	610,022	2,991,457

Operating expenses:
General and administrative	4,517,503	5,077,864
Depreciation and Amortization	167,694	390,250
Total operating expenses	4,685,197	5,468,114
Loss from operations	(4,075,175)	(2,476,657)

Non-operating income (expense):
Interest expense	(454,624)	(99,306)
Interest income	268	81
Other income (expense)	481,011	(33,064)
Total non-operating income (expense)	26,655	(132,289)
Loss before income taxes	(4,048,520)	(2,608,946)

Income tax benefit	14,608	48,383
Net loss	$(4,033,912)	$(2,560,563)

Comprehensive loss	$(4,033,912)	$(2,560,563)

Net loss per share - basic and diluted	$(0.31)	$(0.21)
Weighted average shares - basic and diluted	12,964,226	12,075,619

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance, December 31, 2024	14,071,390	$14,071	$90,157,147	$(102,768,208)	$(12,045,542)	$(24,642,542)
Stock-based compensation	75,000	75	324,196	—	—	324,271
Stock grant program vesting	263,976	264	(264)	—	—	—
Issuance of common stock for loan modification	150,000	150	109,274			109,424
Net loss	—	—		(4,033,912)	—	(4,033,912)
Balance, March 31, 2025	14,560,366	$14,560	$90,590,343	$(106,802,120)	$(12,045,542)	$(28,242,759)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance, December 31, 2023	13,522,669	$13,523	$88,389,756	$(66,272,382)	$(12,045,542)	$10,085,355
Stock-based compensation	—	—	656,576	—	—	656,576
Stock grant program vesting	245,925	246	(246)	—	—	—
Net loss	—	—	—	(2,560,563)	—	(2,560,563)
Balance, March 31, 2024	13,768,594	$13,769	$89,046,086	$(68,832,945)	$(12,045,542)	$8,181,368

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(4,033,912)	$(2,560,563)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	167,694	390,250
Amortization of right-of-use assets	136,582	134,054
Amortization of debt discount	38,990	-
Stock-based compensation expense	324,271	656,576
Common stock issued for debt modification	109,424	-
Gain on disposal of assets	(64,114)	-
Changes in operating assets and liabilities:
Accounts receivable and contract receivables	3,255,437	3,680,141
Prepaid expenses and other assets and property and equipment	(708,950)	(497,749)
Accounts payable, contract liabilities, customer deposits, and accrued expenses	3,161,755	(996,596)
Operating lease liability	(158,616)	(129,181)
Deferred tax liability	(14,608)	(48,383)
Net cash provided by operating activities	2,213,953	628,549

Cash flows from investing activities:
Purchase of property and equipment	(63,836)	-
Proceeds from disposal of property and equipment	77,600	8,486
Net cash provided by investing activities	13,764	8,486

Cash flows from financing activities:
Additions to notes payable	-	2,000,000
Repayment of finance lease liability	(7,963)	(43,180)
Repayment of notes payable	(2,341,808)	(3,020,100)
Net cash used in financing activities	(2,349,771)	(1,063,280)

Net change in cash	(122,054)	(426,245)
Cash at beginning of period	819,050	1,074,842
Cash at end of period	$696,996	$648,597

Supplemental cash flow information:
Cash paid for interest	$270,846	$159,366
Net cash paid for income taxes	$4,611	$-

Supplemental disclosure of non-cash investing and financing activities:
Termination of operating lease	$767,884	$-
Prepaid expenses financed by notes payable	268,411	-

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

Liquidity and Going Concern

The Company has produced multiple consecutive years of net losses and negative cash flows from operations. The financial results described in these financial statements and our financial position as of March 31, 2025 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity, including decreasing headcount and operating expenses to expedite the Company’s path to cash flow positive results. If necessary, the Company will seek to raise capital by issuing additional equity shares either through a private placement or on the open market. The Company may also seek to obtain additional debt financing for which there can be no guarantee. Management has concluded that these recent positive steps alleviate any substantial doubt about the Company’s ability to continue its operations, and meet its financial obligations, for twelve months from the date these consolidated financial statements are issued.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC for condensed financial reporting. The condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 - “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K the year ended December 31, 2024. During the three months ended March 31, 2025, there were no material changes made to the Company’s significant accounting policies.

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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025
	CEA	Commercial	Total	Relative Percentage

Equipment systems	$4,685,825	$12,752	$4,698,577	49%
Services	682,714	966,384	1,649,098	17%
Construction design-build	2,836,453	285,845	3,122,298	33%
Other	43,298	804	44,102	1%
Total revenues and other income	$8,248,290	$1,265,786	$9,514,075	100%
Relative percentage	87%	13%	100%

	For the three months ended March 31, 2024
	CEA	Commercial	Total	Relative Percentage

Equipment systems	$2,508,287	$—	$2,508,287	16%
Services	867,907	2,265,886	3,133,793	20%
Construction design-build	957,623	8,726,191	9,683,814	63%
Other	75,141	—	75,141	—%
Total revenues and other income	$4,408,958	$10,992,077	$15,401,035	100%
Relative percentage	29%	71%	100

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2025	December 31, 2024
Contract assets
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$2,751,391	$3,757,641

Retainage included in contract assets due to being conditional on something other than solely passage of time	943,239	375,176
Total contract assets	$3,694,630	$4,132,871

	March 31, 2025	December 31, 2024
Contract liabilities
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$12,443,243	$13,930,251

Retainage included in contract liabilities due to being conditional on something other than solely passage of time	103,381	163,925
Total contract liabilities	$12,546,624	$14,094,176

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

There were no material revenues from related party entities for the three months ended March 31, 2025, and 2024.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders, prepaid services and fees, inventories, and other assets. These amounts are summarized as follows:

	March 31, 2025	December 31, 2024

Vendor prepayments	$2,401,088	$1,355,929
Prepaid services and fees	830,644	885,072
Inventories	223,120	222,582
Other assets	23,283	23,283
Total Prepaid expenses and other assets	$3,478,135	$2,486,865

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment balances are summarized as follows:

	March 31, 2025	December 31, 2024

Computers and technology equipment	$360,191	$360,191
Furniture and fixtures	325,485	325,485
Leasehold improvements	228,760	228,760
Vehicles	201,190	417,644
Software	1,215,134	1,151,298
R&D Assets	87,425	87,425
Other equipment	58,525	145,950
Accumulated depreciation	(1,639,187)	(1,707,372)
Total Property and equipment, net	$837,524	$921,957

Depreciation expense for the three months ended March 31,2025 and 2024 totaled $34,082 and $195,262, respectively.

NOTE 7 – GOODWILL & INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill in conjunction with the acquisitions it has completed. The goodwill balance as of March 31, 2025 and December 31, 2024 was $1,080,638 for both periods. Goodwill is not amortized. The Company did not record any impairment charges related to goodwill for the three months ended March 31, 2025 and 2024.

Intangible Assets Other Than Goodwill

Intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025
		Accumulated	Net Book
	Cost	Amortization	Value
Finite-lived intangible assets:
Trademarks and trade names	$499,000	(375,170)	123,830
Backlog	429,400	(429,400)	-
Licenses	16,437	(16,437)	-
Total finite-lived intangible assets:	944,837	(821,007)	123,830

	As of December 31, 2024
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks and trade names	499,000	(350,220)	148,780
Backlog and other	429,400	(429,400)	-
Licenses	16,437	(16,437)	-
Total finite-lived intangible assets:	944,837	(796,057)	148,780

Amortization expense for intangible assets subject to amortization for the three months ended March 31, 2025 and 2024 was $24,950 and $194,988, respectively.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 31,	December 31,
	2025	2024

Accrued operating expenses	$107,485	$441,031
Accrued wages and related expenses	1,093,432	799,969
Accrued interest expense	32,228	68,115
Accrued 401(k)	17,138	17,138
Accrued sales tax payable	3,337,690	2,951,292
Total accrued expenses	$4,587,973	$4,277,545

Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2017 through 2023.

NOTE 10 – NOTES PAYABLE

The table below shows outstanding notes payable amounts as of March 31, 2025 and December 31, 2024.

	As of
	March 31, 2025	December 31, 2024
Line of credit	$2,842,151	$4,405,402
DVO note	-	135
Grow Hill Note, net	1,428,563	1,652,071
Other financing agreements	472,467	706,068
Total	$4,743,181	$6,763,676
Less current portion	(4,183,660)	(5,968,145)
Long Term	$559,521	$795,531

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

In connection with entering in the Line of Credit, the Company agreed to issue to Bancroft Capital, LLC (the “Placement Agent”) cash and warrant compensation in two separate tranches, the first being earned upon closing of the Line of Credit and the remainder of which would be due if and when UG Construction draws more than $4,500,000 from the Line of Credit. Both instances are detailed as follows:

1.

At closing of the Line of Credit, the Placement Agent earned a cash fee of $200,000. In addition to the cash fee, the Company issued to the Placement Agent or its designees, $200,000 worth of warrants (the “Placement Agent’s Warrants”) to purchase the Company’s common stock at a price per share equal to 110% of the daily volume weighted average closing price of the Company’s common stock on the Nasdaq exchange for a period consisting of ten (10) consecutive trading days ending on and inclusive of the trading day of the Closing. The Placement Agent’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing six (6) months from the date of issuance. The Placement Agent’s Warrants provide for registration rights (including a one-time demand registration right and unlimited piggyback rights), cashless exercise and customary anti-dilution provisions (for stock dividends and splits) and anti-dilution protection (adjustment in the number and price of such warrants and the shares underlying such warrants) resulting from corporate events (which would include dividends, reorganizations, mergers, etc.).

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

Line of Credit Amendment – On March 18, 2025, UG Construction entered into an agreement with the “Lender”) to amend the terms of the original Loan Agreement and Promissory Note and waiver (the “Amendment”) between UG Construction and the Lender. Pursuant to the Amendment, the Lender waived any potential or perceived events of default arising under certain circumstances, which events did not constitute specified events of default under the Promissory Note or the Loan Agreement. Pursuant to the Amendment, the Promissory Note was amended to provide that (i) the term during which the Lender may consider advances under the Loan Agreement has been extended to January 1, 2026, and (ii) the interest applied on the outstanding principal amount of the Promissory Note will accrue interest at a monthly rate of 1.75%, and all accrued by unpaid interest shall be paid to the Lender on the first business day of each month for the prior month. The Amendment also amended the Loan Agreement to require monthly reporting of certain accounts receivable and to include a covenant that such accounts receivable equal or exceed 125% of the sum of the total amount drawn down under the Promissory Note, plus outstanding interest, as of the applicable measurement date. In connection with the execution of the Amendment, the Company issued to the Lender, as an amendment fee, one hundred and fifty thousand (150,000) shares (the “Fee Shares”) of the Company’s common stock, par value $0.001 per share. This resulted in an expense of $109,499, which is included in interest expense on the condensed consolidated statement of operations.

On October 1, 2024, the Company, entered into a loan with Grow Hill, LLC, a Washington limited liability company (“Grow Hill”). The terms are as follows:

1.	Loan Details

●	Principal Amount: $2,000,000.

●	Interest Rate: 15% per annum, applied to the outstanding principal amount.

●	Origination Fee: $100,000 (5% of the loan amount), considered as debt issuance costs under GAAP and amortized over the loan term.

●	Repayment Terms: Monthly payments of interest and principal as per the Promissory Note. Ther term of the loan is 2 years.

●	Optional Prepayment: Allowed if the Grow Hill has received $150,000 or more in interest payments. If less, the Company must pay the difference to reach $150,000. Prepayment requires at least one Business Day’s notice.

●	Mandatory Prepayment: Required if the Company fails to meet the Receivable Ratio negative covenants or events of default.

2.	Collateral and Security

●	Collateral: Defined in the Security Agreement.

●	Security Agreement: The Company grants a perfected security interest in the Collateral to the Grow Hill.

3.	The loan became effective on October 1, 2024, when the Company issued Warrants to the Grow Hill for 160,000 shares of Borrower’s common stock at $2.50/share, exercisable immediately and valid for five years.

4.	Covenants:

●	Affirmative Covenants:

§	Provide regular financial reports, compliance certificates, and notices of defaults or legal actions.

§	Comply with all applicable laws and regulations, including tax payments.

§	Cooperate with audits of accounts receivable (the Company pays audit fees unless an Event of Default occurs).

●	Negative Covenants:

§	Restrictions on creating liens, incurring additional debt, or guaranteeing third-party obligations without Grow Hill’s consent.

§	Maintain a Receivable Ratio of at least 2.00:1.00, calculated monthly.

5.	Events of Default

●	Include failure to pay principal or interest, breach of covenants, misrepresentation, insolvency, or legal challenges to the validity of the Loan Documents.

●	Consequences: Grow Hill may accelerate repayment, enforce security interests, or exercise other remedies.

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

NOTE 12 – RISKS AND UNCERTAINTIES

Concentration Risk

The table below shows customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Customers exceeding 10% of revenue

	Three Months Ended
	March 31,
Company Customer Number	2025	2024
C000002187	10%	42%
C000002596	-	13%
C000002463	-	11%
C000002722	26%	-
C000001462	17%	-
C000002607	13%	-
C000002655	12%	-

*	Amounts less than 10%

Customers exceeding 10% of accounts receivable

	As of	As of
	March 31,	December 31,
Company Customer Number	2025	2024
C000002187	*	14%
C000002596	25%	*
C000002195	11%	*
C000002607	11%	*

*	Amounts less than 10%

The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:

Vendors exceeding 10% of purchases

	Three Months Ended
	March 31,
Company Vendor Number	2025	2024
V000001029	20%	*
V000002503	*	14%
V000002589	-	14%

*	Amounts less than 10%

There were no vendors exceeding 10% of accounts payable.

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

NOTE 13 – STOCK-BASED COMPENSATION

Based on the vesting schedule of the grants of restricted stock units (“RSU” or “RSUs”) and options, stock-based compensation expense for the three months ended March 31, 2025 and 2024 totaled $324,271 and $656,576, respectively.

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

As of March 31, 2025, total unrecognized compensation expense was $1,050,543 of which $1,049,405 was attributable to unvested RSUs and $1,138 was attributable to unvested stock options.

NOTE 14 – STOCKHOLDERS’ EQUITY

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

Treasury Stock

As of March 31, 2025 and December 31, 2024, there were 1,449,833 shares of treasury stock outstanding.

NOTE 15 – SEGMENTS

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

The Company has identified the following operating segments related as of March 31, 2025 and 2024:

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

The following tables present financial information relating to our operating segments for the periods ended March 31, 2025 and 2024:

	Period Ended March 31, 2025
	Equipment	Services	Construction	Corporate/ Other	Total
Revenues	$4,698,577	$1,649,098	$3,122,298	$44,102	$9,514,075
Cost of revenues	4,344,607	1,051,146	3,474,387	33,913	8,904,053
Gross profit	$353,970	$597,952	$(352,089)	$10,189	$610,022
Gross profit %	8%	36%	(11)%	23%	6%

Intangible asset amortization	$—	$24,950	$—	$—	$24,950

Income (Loss) before income taxes	$(3,081,440)	$169,070	$(1,105,719)	$(30,432)	$(4,048,520)

Total assets	$6,008,887	$3,469,532	$6,549,377	$57,956	$16,085,752

	Period Ended March 31, 2024
	Equipment	Services	Construction	Corporate/ Other	Total
Revenues	$2,508,287	$3,133,793	$9,683,814	$75,141	$15,401,035
Cost of revenues	2,172,450	1,508,449	8,675,280	53,399	$12,409,578
Gross profit	$335,837	$1,625,344	$1,008,534	$21,742	$2,991,457
Gross profit %	13%	52%	10%	29%	19%

Intangible asset amortization	$—	$56,194	$138,793	$—	$194,987

Income (Loss) before income taxes	$(587,408)	$491,265	$(2,507,867)	$(4,937)	$(2,608,946)

Total assets	$7,984,497	$19,801,413	$28,344,394	$—	$56,130,304

NOTE 16 – SUBSEQUENT EVENTS

Nasdaq Deficiencies

The Company has received the following communications from The Nasdaq Stock Market LLC (“Nasdaq”) and, where required, responded as indicated:

●	April 16, 2025 – Nasdaq sent the Company a notice (the “April 16 Notice”) stating that because the Company had not yet filed its Annual Report on Form 10-K for the fiscal quarter ended December 31, 2024 (the “Form 10-K”), the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission. The April 16 Notice stated that the Company had 60 calendar days from April 16, 2025, or until June 16, 2025, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. The Company intended to file the Form 10-K as soon as practicable and, if necessary, to submit a plan with Nasdaq to regain compliance. If Nasdaq accepted the Company’s plan, then Nasdaq may, at its discretion, grant the Company up to 180 days from the prescribed due date for filing the Form 10-K, or until October 13, 2025, to regain compliance. If Nasdaq did not accept the Company’s plan, then the Company had an opportunity to appeal that decision to a Nasdaq Hearings Panel. The April 16 Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market.

●	May 21, 2025 – Nasdaq sent the Company a notice (the “May 21 Notice”) stating that because the Company had not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (the “March 31 Form 10-Q”) or its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), the Company continues to be out of compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission. The May 21 Notice stated that the Company had 60 calendar days from April 16, 2025, or until June 16, 2025, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. The Company intended to file the Form 10-K as soon as practicable and, if necessary, to submit a plan with Nasdaq to regain compliance. If Nasdaq accepted the Company’s plan, then Nasdaq may, at its discretion, grant the Company up to 180 days from the prescribed due date for filing the Form 10-K, or until October 13, 2025, to regain compliance. If Nasdaq did not accept the Company’s plan, then the Company had the opportunity to appeal that decision to a Nasdaq Hearings Panel. The May 21 Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market.

●	August 18, 2025 – Nasdaq sent the Company a determination letter (the “August 18 Determination”) stating that Nasdaq had determined that the Company did not file the Form 10-K and the March 31 Form 10-Q by August 15, 2025, the date required for the delinquent filings by an exception previously received from Nasdaq staff. The August 18 Determination stated that, as a result, unless that Company timely requests an appeal, the trading of the Company’s common stock (the “Common Stock”) would be suspended at the opening of business on August 27, 2025 and (iii) a Form 25-NSE will be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq. The August 18 Determination also stated that the Company was not in compliance (i) with Listing Rule 5250(c)(1) due to the Company’s delay in filing its Quarterly Report on Form 10-Q for the period ended June 30, 2025, and (ii) with Listing Rule 5550(b)(1), which requires the Company to maintain minimum stockholders’ equity of $2.5 million. As previously reported, on February 24, 2025, Nasdaq notified the Company that it was not in compliance with Listing Rule 5550(b)(1) due to having stockholders’ equity of less than $2.5 million. The Determination informed the Company that it may appeal the decision to a Hearings Panel (the “Panel”). If the Company chose to appeal, the request must be received by Nasdaq no later than 4:00 p.m. Eastern Time on August 25, 2025. The Company requested a hearing before the Panel and a preliminary date of October 7, 2025 was set for the hearing. On October 7, 2025, the Company announced that the hearing was postponed to October 14, 2025. This request stayed the suspension of the Company’s Common Stock for a period of 15 days from the date of the request. In connection with this request, the Company also requested a stay of the suspension pending the hearing (the “Additional Stay”).

●	August 28, 2025 – Nasdaq sent the Company a determination letter (the “August 28 Determination”) stating that Nasdaq had determined that the Company did not regain compliance with the Minimum Bid Requirement by August 25, 2025. The August 28 Determination stated that the failure to comply with the Minimum Bid Requirement during the compliance period would serve as an additional basis for delisting the Company’s securities from the Nasdaq Capital Market and would be considered by a Hearings Panel (the “Panel”), in addition to the Company’s failure to comply with (i) Nasdaq Listing Rule 5250(c)(1) due to the Company’s delay in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and its Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, 2025 (the “Timely Filing Requirement”), and (ii) Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain minimum stockholders’ equity of $2.5 million (the “Stockholders’ Equity Requirement”).

●	October 14, 2025 – The Company presented to the Panel.

●	October 30, 2025 – Nasdaq sent the Company a notice notifying the Company that the Panel had determined to grant the Company’s request to continue its listing on The Nasdaq Capital Market, subject to certain conditions. Specifically, the Panel conditioned the Company’s continued listing on the Company regaining compliance with the Timely Filing Requirement and the Stockholders’ Equity Requirement on or before December 31, 2025 and regaining compliance with the Bid Price Rule on or before January 28, 2026. During the exception period, the Company is required to provide prompt notification to the Panel of any significant event that may affect the Company’s compliance with Nasdaq requirements. Any documentation evidencing the Company’s compliance will be subject to review by the Panel, which may, in its discretion, request additional information before determining whether the Company has regained compliance.

●	November 18, 2025 – Nasdaq sent the Company a notice (the “November 18 Notice”) stating that because the Company had not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (the “September 30 Form 10-Q”) or its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), the Company continues to be out of compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission.

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

●	On January 13, 2026, the Panel notified the Company that it had granted a further extension to regain compliance with the Stockholders’ Equity Requirement, the Annual Meeting Requirement and the Timely Filing Requirement on or before February 17, 2026 and with the Bid Price Rule on or before February 24, 2026.

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

Pursuant to the Loan Agreement, the Lenders extended to the Company a term loan of $1,050,000 (the “Term Loan”) to be used to fund the Company’s general business requirements. The Loan Agreement is for a term of twenty-eight weeks from the Effective Date (the “Maturity Date”) and includes an administrative agent fee of $50,000 to be remitted to Agile Capital Funding, LLC which was added to the amount of the loan. The Company may make a full prepayment or partial prepayment of the Term Loan, however, upon the prepayment of any principal amount, the Company shall be obligated to pay a premium payment of such principal so paid, which shall be equal to the aggregate and actual amount of interest that would be paid through the Maturity Date (the “Prepayment Fee”); provided however that, if the Company made a prepayment within 60 calendar days after the Effective Date, the Company would receive the discounted Prepayment Fee that is included in Exhibit E to the Loan Agreement.

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

Settlement with Vendor

On August 8, 2025, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with J Brrothers LLC (“J Brrothers”) and Herb-a-More LLC relating to a dispute arising from amounts due for certain heating, ventilation and air conditioning equipment. Pursuant to the terms of the Settlement Agreement, among other things, the Company issued a promissory note to J Brrothers with an original principal amount of $395,556 (the “Note”) and issued 150,000 unregistered shares of the Company’s common stock to J Brrothers (the “Shares”). The Note will accrue simple interest at an annual rate of 12% and has a maturity date of March 18, 2026. The Note will be repaid in monthly installments over a period of eight months, with the first seven payments being $50,000 per month and the final monthly payment being $64,046.95. Any remaining principal and accrued but unpaid interest will become due and payable on the maturity date, and the Note may be prepaid without penalty. The Note includes customary representations and warranties, customary events of default and a 17% default interest rate.

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

Equity Issuances After March 31, 2025

Subsequent to March 31, 2025, inclusive of RSU vesting, an additional 4,267,660 shares of common stock were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. See also “Forward Looking Statements” on pages ii of this Report.

OVERVIEW AND HISTORY

In 2025, urban-gro, Inc. was an integrated professional services and design-build firm. We offered value-added architectural, engineering, and construction management solutions to the Controlled Environment Agriculture (“CEA”), industrial, healthcare, and other commercial sectors. Innovation, collaboration, and a commitment to sustainability drove our team to provide exceptional customer experiences. To serve our horticulture clients, we engineered, designed and managed the construction of indoor CEA facilities and then integrate complex environmental equipment systems into those facilities. Through this work, we created high-performance indoor cultivation facilities for our clients to grow specialty crops, including leafy greens, vegetables, herbs, and plant-based medicines. Our custom-tailored approach to design, construction, procurement, and equipment integration provided a single point of accountability across all aspects of indoor growing operations. We also helped our clients achieve operational efficiency and economic advantages through a full spectrum of professional services and programs focused on facility optimization and environmental health which established facilities that allowed clients to manage, operate and perform at the highest level throughout their entire cultivation lifecycle once they are up and running. Further, we served a broad range of commercial and governmental entities, providing them with planning, consulting, architectural, engineering and construction design-build services for their facilities. We aimed to work with our clients from the inception of their project in a way that provided value throughout the life of their facility. We are a trusted partner and advisor to our clients and offer a complete set of engineering and managed services complemented by a vetted suite of select cultivation equipment systems.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2025 and 2024

During the three months ended March 31, 2025, we generated revenues of $9.5 million compared to revenues of $15.4 million during the three months ended March 31, 2024, a decrease of $5.9 million, or approximately 38%. This decrease in revenues is the result of the following changes in individual revenue components:

●	Equipment systems revenue increased $2.2 million.

●	Services revenue decreased $1.5 million due to continued negative market conditions in the CEA sector.

●	Construction design-build revenue decreased $6.6 million due to decreases in our construction design-build revenue contracts, and:

●	Other revenues were relatively flat.

During the three months ended March 31, 2025, cost of revenues was $8.9 million compared to $12.4 million during the three months ended March 31, 2024, a decrease of $3.5 million, or approximately 28%. Gross profit was $0.6 million (approximately 6% of revenues) during the three months ended March 31, 2025, compared to $3.0 million (approximately 19% of revenue) during the three months ended March 31, 2024. This decrease in gross profit as a percentage of revenues, was primarily due to the 38% decrease in total revenues, compared to a much lesser 28% decrease in total cost of revenues.

Operating expenses decreased by $0.8 million, or approximately 14%, to $4.7 million for the three months ended March 31, 2025, compared to $5.5 million for the three months ended March 31, 2024. This overall decrease in operating expenses was the result of a $0.6 million decrease in general and administrative operating expenses due to decreases in salary and personnel related costs, as well as a $0.2 million decrease in depreciation and amortization.

Non-operating expense was relatively flat for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, we had negative working capital of $30.1 million, compared to negative working capital of $26.5 million as of December 31, 2024, a decrease of $3.6 million. This decrease in working capital was primarily due to a decrease in accounts receivable of $2.8 million, as well as increases in accounts payable and customer deposits of $4.4 million.

As of March 31, 2025, we had cash of $0.7 million, which represented a decrease of $0.1 million from December 31, 2024 due to the following changes during the three months ended March 31, 2025:

●

Net cash provided by operating activities was $2.2 million. This source of cash is the net effect of the net loss of $4.0 million, offset by non-cash expenses of $0.7 million, and a reduction in net operating assets and liabilities of $5.5 million. See the condensed consolidated statements of cash flows for further details on the non-cash expenses and net changes in operating assets and liabilities;

●	Net cash provided by investing activities was $0.1 million. We have no material commitments for capital expenditures as of March 31, 2025.

●	Net cash used in financing activities was $2.3 million. Cash used from financing activities primarily relates to payments made on the Line of Credit and other financing agreements.

CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Estimates

The Company’s Unaudited Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP. In preparing the Company’s Unaudited Condensed Consolidated Financial Statements, management makes assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Critical accounting estimates (“CAE”) are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations.

There have been no material changes in CAE in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

Based on such evaluation, our CEO and CFO concluded, that our disclosure controls and procedures were not effective as of March 31, 2025 because of the material weaknesses resulting from lack of a formalized internal control framework in accordance with COSO, as described in Item 9A of our Annual Report on Form 10-K as of December 31, 2024.

In light of these material weaknesses, management performed additional analyses, reconciliations, and other post-closing procedures to determine that the Company’s unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Based on this review, management concluded that the unaudited condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan to Remediate the Material Weaknesses

As it relates to the material weaknesses that existed as of March 31, 2025, we are in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weaknesses as described in Annual Report on Form 10-K as of December 31, 2024. There have been no changes to the remediation plan since December 31, 2024.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no additional material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (Embedded within the Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2026.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass
Chairperson of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Akright
Richard A. Akright
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)