Form 10-Q
period 2025-06-30
urban-gro, Inc.
filed 2026-02-10
CIK 1706524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the registrant’s only class of common stock outstanding as of February 6, 2026 was 18,790,550 shares, or 751,622 shares after giving effect to a 1-for-25 reverse stock split that was effective on February 9, 2026.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URBAN-GRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$721,249	$819,050
Accounts receivable, net	3,059,193	8,369,116
Contract Receivables	1,691,483	4,132,817
Prepaid expenses and other current assets	1,936,219	2,486,865
Total current assets	7,408,144	15,807,848
Non-current assets:
Property and equipment, net	762,651	921,957
Operating lease right-of-use assets	569,428	1,534,560
Goodwill	1,080,638	1,080,638
Intangible assets, net	98,880	148,780
Total non-current assets	2,511,597	3,685,935
Total assets	$9,919,741	$19,493,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,842,196	$14,724,589
Contract liabilities	11,550,346	14,094,176
Accrued expenses	4,523,586	4,277,545
Customer deposits	4,236,913	2,682,099
Notes payable, current	4,089,203	5,968,145
Operating lease liabilities, current	368,755	552,933
Total current liabilities	43,610,999	42,299,487
Non-current liabilities
Notes payable, long-term	323,510	795,531
Deferred tax liability	-	14,608
Operating lease liabilities, long-term	221,942	1,026,699
Total non-current liabilities	545,452	1,836,838
Total liabilities	44,156,451	44,136,325

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.10 par value; 3,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value 200,000,000 shares authorized; 587,278 issued and 529,285 outstanding as of June 30, 2025, and 562,855 issued and 504,862 outstanding as of December 31, 2024	588	563
Additional paid-in capital	90,814,508	90,170,645
Treasury shares, cost basis: 57,993 shares as of June 30, 2025 and December 31, 2024	(12,045,542)	(12,045,542)
Accumulated deficit	(113,006,264)	(102,768,208)
Total stockholders’ deficit	(34,236,710)	(24,642,542)
Total liabilities and stockholders’ deficit	$9,919,741	$19,493,783

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Equipment	$3,128,746	$3,398,696	$7,827,323	$5,904,345
Services	1,099,378	2,357,806	2,748,476	5,491,598
Construction design-build	3,512,650	12,059,096	6,634,948	21,742,909
Other	25,328	129,651	69,430	207,434
Total revenues	7,766,102	17,945,249	17,280,177	33,346,286
Cost of revenue
Equipment	2,995,183	2,753,497	7,339,790	4,923,608
Services	1,060,162	1,513,715	2,111,308	3,022,163
Construction design-build	3,646,334	11,181,017	7,120,721	19,856,346
Other	19,680	86,704	53,593	142,393
Total cost of revenue	7,721,359	15,534,933	16,625,412	27,944,510
Gross profit	44,743	2,410,316	654,765	5,401,776
Operating expenses:
General and administrative	5,805,180	4,668,954	10,322,683	9,746,820
Depreciation and amortization	147,587	395,696	315,281	785,947
Business development	47,950	25,000	47,950	25,000
Total operating expenses	6,000,717	5,089,650	10,685,914	10,557,767

Loss from operations	(5,955,974)	(2,679,334)	(10,031,149)	(5,155,991)

Non-operating income (expense):
Interest expense	(260,590)	(311,706)	(715,214)	(411,010)
Interest income	201	155	469	236
Gain on extinguishment of debt	7,476	-	7,476	-
Other income (expense)	4,743	(22,226)	485,754	(55,291)
Total non-operating income (expense)	(248,170)	(333,777)	(221,515)	(466,065)

Loss before income taxes	(6,204,144)	(3,013,111)	(10,252,664)	(5,622,056)
Income tax benefit	-	48,383	14,608	96,765
Net loss	$(6,204,144)	$(2,964,728)	$(10,238,056)	$(5,525,291)
Comprehensive loss	$6,204,144	$(2,964,728)	$(10,238,056)	$(5,525,291)

Net loss per common share - basic and diluted	$(10.64)	$(5.99)	$(17.65)	$(11.19)

Weighted average common shares outstanding - basic and diluted	583,352	494,820	579,962	493,580

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(unaudited)

			Additional			Total Stockholders’
	Common Stock		Paid-in	Accumulated	Treasury	Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)

Balance at December 31, 2023	540,906	$541	$88,402,738	$(66,272,382)	$(12,045,542)	$10,085,355
Stock-based compensation	-	-	656,576	-	-	656,576
Stock grant program vesting	9,837	10	(10)	-	-	-
Net loss	-	-	-	(2,560,563)	-	(2,560,563)
Balances at March 31, 2024	550,743	551	89,059,304	(68,832,945)	(12,045,542)	8,181,368
Stock-based compensation	-	-	460,785	-	-	460,785
Stock grant program vesting	6,902	7	(7)	-	-	-
Stock issued for contingent consideration	2,848	3	129,132	-	-	129,135
Net loss	-	-	-	(2,964,728)	-	(2,964,728)
Balances at June 30, 2024	560,493	$561	89,649,214	$(71,797,673)	$(12,045,542)	$5,806,560

Balance at December 31, 2024	562,855	$563	$90,170,645	$(102,768,208)	$(12,045,542)	$(24,642,542)
Stock-based compensation	3,000	3	324,268	-	-	324,271
Stock grant program vesting	10,559	11	(11)	-	-	-
Issuance of common stock for loan modification	6,000	6	109,418	-	-	109,424
Net loss	-	-	-	(4,033,912)	-	(4,033,912)
Balances at March 31, 2025	582,414	583	90,604,320	(106,802,120)	(12,045,542)	(28,242,759)
Stock-based compensation			210,193	-	-	210,193
Stock grant program vesting	4,864	5	(5)
Net loss	-	-	-	(6,204,144)	-	(6,204,144)
Balances at June 30, 2025	587,278	$588	90,814,508	$(113,006,264)	$(12,045,542)	$(34,236,710)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,238,056)	$(5,525,291)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	315,281	785,947
Amortization of right-of-use assets	182,736	263,775
Stock-based compensation expense	534,464	1,117,361
Amortization of debt discounts	78,093	-
Common stock issued for debt modification	109,424	-
Gain on disposition of assets	(120,591)	-
Changes in operating assets and liabilities:
Accounts receivable and contract receivables	7,770,403	(6,134,794)
Prepaid expenses and other assets	832,966	(696,442)
Accounts payable, contract liabilities, customer deposits and accrued expenses	3,381,098	8,741,425
Operating lease liability	(203,308)	(216,203)
Deferred tax liability	(14,608)	(96,765)
Net cash provided by (used in) operating activities	2,627,902	(1,760,987)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	123,100	-
Purchase of property and equipment	(113,219)	(45,999)
Net cash (used in) provided by investing activities	9,881	(45,999)
Cash flows from financing activities:
Proceeds from promissory notes	1,197,000	4,500,000
Repayments of notes payable	(3,914,840)	(3,300,350)
Repayment of finance lease liability	(17,744)	(82,710)
Net cash (used in) provided by financing activities	(2,735,584)	1,116,940
Net change in cash	(97,801)	(690,046)
Cash at beginning of period	819,050	1,074,842
Cash at end of period	$721,249	$384,796

Supplemental disclosure of cash flow information:
Cash paid for interest	$361,554	$399,218
Cash paid for income taxes	$-	$24,785

Supplemental disclosure of non-cash investing and financing activities:
Termination of operating lease	$767,884	$-
Prepaid expenses financed by notes payable	$282,320	$-
Debt discount	$50,000	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, ACQUISITIONS, AND LIQUIDITY

Basis of Presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). On February 9, 2026, we effected a 1-for-25 reverse stock split with respect to our common stock. All share and per share information in these consolidated financial statements give effect to this reverse stock split, including restating prior period reported amounts.

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

Liquidity and Going Concern

The Company has produced multiple consecutive years of net losses and negative cash flows from operations. The financial results described in these financial statements and our financial position as of June 30, 2025 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity, including decreasing headcount and operating expenses to expedite the Company’s path to cash flow positive results. If necessary, the Company will seek to raise capital by issuing additional equity shares either through a private placement or on the open market. The Company may also seek to obtain additional debt financing for which there can be no guarantee. Management has concluded that these recent positive steps alleviate any substantial doubt about the Company’s ability to continue its operations, and meet its financial obligations, for twelve months from the date these consolidated financial statements are issued.

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

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 - “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K the year ended December 31, 2024. During the six months ended June 30, 2025, there were no material changes made to the Company’s significant accounting policies.

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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the six months ended June 30, 2025 and 2024:

	Three months ended June 30,
	CEA		Commercial		Total
	2025	2024	2025	2024	2025	2024
Equipment systems	$448,018	$3,398,696	$2,680,728	$-	$3,128,746	$3,398,696
Services	-	1,009,450	1,099,378	1,348,356	1,099,378	2,357,806
Construction design-build	3,462,134	9,982,914	50,516	2,076,182	3,512,650	12,059,096
Other	-	129,651	25,328	-	25,328	129,651
Total revenues and other income	$3,910,152	$14,520,711	$3,855,950	$3,424,538	$7,766,102	$17,945,249
Relative percentage	50%	81%	50%	19%	100%	100%

	Six months ended June 30
	CEA		Commercial		Total
	2025	2024	2025	2024	2025	2024
Equipment systems	$5,133,843	$5,904,345	$2,693,480	$-	$7,827,323	$5,904,345
Services	682,714	1,877,357	2,065,762	3,614,241	2,748,476	5,491,598
Construction design-build	6,298,586	10,798,893	336,362	10,944,016	6,634,948	21,742,909
Other	43,298	207,434	26,132	-	69,430	207,434
Total revenues and other income	$12,158,441	$18,788,029	$5,121,736	$14,558,257	$17,280,177	$33,346,286
Relative percentage	70%	56%	30%	44%	100%	100%

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30,	December 31,
	2025	2024
Contract assets
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$748,244	$3,757,641

Retainage included in contract assets due to being conditional on something other than solely passage of time	943,239	375,176
Total contract assets	$1,691,483	$4,132,817

Contract liabilities
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$11,446,965	$13,930,251

Retainage included in contract liabilities due to being conditional on something other than solely passage of time	103,381	163,925
Total contract liabilities	$11,550,346	$14,094,176

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

There were no material revenues from related party entities for the six months ended June 30, 2025, and 2024.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders, prepaid services and fees, inventories, and other assets. These amounts are summarized as follows:

	June 30,	December 31,
	2025	2024
Vendor Prepayments	$1,240,987	$1,355,929
Prepaid Services and Fees	478,565	885,072
Inventories	183,384	222,581
Other current assets	33,283	23,283
Total Prepaid expenses and other assets	$1,936,219	$2,486,865

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment balances are summarized as follows:

	June 30,	December 31,
	2025	2024
Computers and technology equipment	$360,191	$360,191
Furniture and fixtures	325,485	325,485
Leasehold improvements	228,760	228,760
Vehicles	33,788	417,644
Software	1,259,016	1,151,298
R&D Assets	87,425	-
Other equipment	58,525	145,951
Accumulated depreciation	(1,590,539)	(1,707,372)
Total Property and equipment, net	$762,651	$921,957

Depreciation expense for the three months ended June 30, 2025, and 2024 totaled $116,087 and $200,708, respectively and totaled $250,870 and $395,972 for the six months June 30, 2025 and 2024 ended respectively.

NOTE 7 – GOODWILL & INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill in conjunction with the acquisitions it has completed. The goodwill balance as of June 30, 2025 and December 31, 2024 was $1,080,638 for both periods. The Company did not record any impairment charges related to goodwill for the six months ended June 30, 2025 and 2024.

Intangible Assets Other Than Goodwill

Intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks and trade names	$499,000	$(400,120)	$98,880
Backlog and other	429,400	(429,400)	-
Licenses	16,437	(16,437)	-
	$944,837	$(845,957)	$98,880

	December 31, 2024
	Cost	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Trademarks and trade names	$499,000	$(350,220)	$148,780
Backlog and other	429,400	(429,400)	-
Licenses	16,437	(16,437)	-
	$944,837	$(796,057)	$148,780

Amortization expense for intangible assets subject to amortization for the three months ended June 30, 2025 and 2024 was $24,950 and $194,988, respectively and totaled $49,900 and $389,975 for the six months ended June 30, 2025 and 2024, respectively. The estimated future amortization expense for intangible assets subject to amortization as of June 30, 2025 is summarized below:

Estimated Future
Amortization Expense
Remainder of 2025	$49,900
2026	48,980
Total	$98,880

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 30,	December 31,
	2025	2024
Accrued operating expenses	$33,156	$441,031
Accrued wages and related expenses	545,051	799,969
Business development accrual	47,062	-
Accrued interest expense	122,190	68,115
Accrued 401(k)	16,981	17,138
Accrued sales tax payable	3,759,146	2,951,292
	$4,523,586	$4,277,545

Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2017 through 2023.

NOTE 9 – NOTES PAYABLE

The table below shows outstanding notes payable amounts as of June 30, 2025 and December 31, 2024.

	June 30,	December 31,
	2025	2024
Gemini line of credit	$1,672,401	$4,405,402
DVO note	-	135
Grow hill note, net	1,292,552	1,652,071
Agile capital	1,000,114	-
Truist line of credit	197,500	-
Other financing agreements	250,146	706,068
Total	4,412,713	6,763,676
Less current portion	(4,089,203)	(5,968,145)
Notes payable, long-term	$323,510	$795,531

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

Line of Credit Amendment – On March 18, 2025, UG Construction entered into an agreement with the “Lender”) to amend the terms of the original Loan Agreement and Promissory Note and waiver (the “Amendment”) between UG Construction and the Lender. Pursuant to the Amendment, the Lender waived any potential or perceived events of default arising under certain circumstances, which events did not constitute specified events of default under the Promissory Note or the Loan Agreement. Pursuant to the Amendment, the Promissory Note was amended to provide that (i) the term during which the Lender may consider advances under the Loan Agreement has been extended to January 1, 2026, and (ii) the interest applied on the outstanding principal amount of the Promissory Note will accrue interest at a monthly rate of 1.75%, and all accrued by unpaid interest shall be paid to the Lender on the first business day of each month for the prior month. The Amendment also amended the Loan Agreement to require monthly reporting of certain accounts receivable and to include a covenant that such accounts receivable equal or exceed 125% of the sum of the total amount drawn down under the Promissory Note, plus outstanding interest, as of the applicable measurement date. In connection with the execution of the Amendment, the Company issued to the Lender, as an amendment fee, 150,000 share of the Company’s common stock, par value $0.001 per share, or 6,000 shares after giving effect to a 1-for-25 reverse stock split (the “Fee Shares”) of the Company’s common stock, par value $0.001 per share. This resulted in an expense of $109,424, which is included in interest expense on the condensed consolidated statement of operations.

On October 1, 2024, the Company, entered into a loan with Grow Hill, LLC, a Washington limited liability company (“Grow Hill”). The terms are as follows:

1.	Loan Details

●	Principal Amount: $2,000,000.

●	Interest Rate: 15% per annum, applied to the outstanding principal amount.

●	Origination Fee: $100,000 (5% of the loan amount), considered as debt issuance costs under GAAP and amortized over the loan term.

●	Repayment Terms: Monthly payments of interest and principal as per the Promissory Note. Ther term of the loan is 2 years.

●	Optional Prepayment: Allowed if the Grow Hill has received $150,000 or more in interest payments. If less, the Company must pay the difference to reach $150,000. Prepayment requires at least one Business Day’s notice.

●	Mandatory Prepayment: Required if the Company fails to meet the Receivable Ratio negative covenants or events of default.

2.	Collateral and Security

●	Collateral: Defined in the Security Agreement.

●	Security Agreement: The Company grants a perfected security interest in the Collateral to the Grow Hill.

3.	The loan became effective on October 1, 2024, when the Company issued Warrants to the Grow Hill for 160,000 shares of Borrower’s common stock at $2.50/share, or 6,400 shares after giving effect to a 1-for-25 reverse stock split, exercisable immediately and valid for five years.

4.	Covenants:

●	Affirmative Covenants:

▪	Provide regular financial reports, compliance certificates, and notices of defaults or legal actions.

▪	Comply with all applicable laws and regulations, including tax payments.

▪	Cooperate with audits of accounts receivable (the Company pays audit fees unless an Event of Default occurs).

●	Negative Covenants:

▪	Restrictions on creating liens, incurring additional debt, or guaranteeing third-party obligations without Grow Hill’s consent.

▪	Maintain a Receivable Ratio of at least 2.00:1.00, calculated monthly.

5.	Events of Default

●	Include failure to pay principal or interest, breach of covenants, misrepresentation, insolvency, or legal challenges to the validity of the Loan Documents.

●	Consequences: Grow Hill may accelerate repayment, enforce security interests, or exercise other remedies.

Business Loan and Security Agreement with Agile Entities

On June 26, 2025, the Company entered into a business loan and security agreement (the “Loan Agreement”) with an effective date of June 24, 2025(the “Effective Date”) by and among, Agile Capital Funding, LLC, Agile Lending , LLC, a Virginia limited liability company and each assignee that becomes a party pursuant to Section 12.1 of the Loan Agreement (the “Lenders”), the Company and 2WR Of Colorado Inc., UG Construction, Inc., 2WR of Georgia, Inc., urban-gro Canada Technologies Inc., urban-gro Engineering, Inc. and urban-gro Architect Holdings, LLC, each a wholly owned subsidiary of the Company (individually, collectively, jointly and severally, the “Guarantors”).

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

Truist Line of Credit

2WR of Georgia, Inc. (“2WR GA”), a subsidiary of the Company, maintained a line of credit with Truist Bank (the “Truist Line of Credit”) that was established prior to the Company’s acquisition of the architectural firm on July 30, 2021.

In May 2025, the Company became aware of the Truist line of credit and subsequently borrowed $197,500 under the facility. The proceeds were deposited into a Truist Bank account and subsequently transferred to another Company account for general corporate purposes.

As of June 30, 2025, the outstanding balance under the Truist line of credit was $197,500, which was classified as current debt.

In the third quarter of 2025, in connection with the sale of 2WR GA to CM Capital for $2.0 million, the Truist line of credit was repaid in full using a portion of the transaction proceeds.

Other

The other financing agreements relate to short-term financing of the Company’s insurance policies and are at an average interest rate of 13.6%.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Pursuant to the Amendment, the Promissory Note was amended to provide that (i) the term during which Gemini may consider advances under the Loan Agreement has been extended to January 1, 2026, and (ii) the interest applied on the outstanding principal amount of the Promissory Note will accrue interest at an annual rate of 12%, and all accrued and unpaid interest shall be paid to Gemini on the first business day of each month for the prior month. The Amendment also amended the Loan Agreement to require monthly reporting of certain accounts receivable and to include a covenant that such accounts receivable equal or exceed 125% of the sum of the total amount drawn down under the Promissory Note, plus outstanding interest, as of the applicable measurement date. In connection with the execution of the Amendment, we issued to Gemini, as an amendment fee, 150,000 shares of our common stock, or 6,000 shares after giving effect to a 1-for-25 reverse stock split.

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

J Brrothers Settlement

On August 8, 2025, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with J Brrothers LLC (“J Brrothers”) and Herb-a-More LLC relating to a dispute arising from amounts due for certain heating, ventilation and air conditioning equipment. Pursuant to the terms of the Settlement Agreement, among other things, we issued a promissory note to J Brrothers with an original principal amount of $395,556 and issued 150,000 unregistered shares of our common stock, or 6,000 shares after giving effect to a 1-for-25 reverse stock split to J Brrothers. The note accrues simple interest at an annual rate of 12% and has a maturity date of March 18, 2026. The note must be repaid in monthly installments over a period of eight months, with the first seven payments being $50,000 per month and the final monthly payment being $64,047. Any remaining principal and accrued but unpaid interest will become due and payable on the maturity date, and the note may be prepaid without penalty. The note includes customary representations and warranties, customary events of default and a 17% default interest rate.

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

Concentration Risk

The table below shows customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Customers exceeding 10% of revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Company Customer Number	2025	2024	2025	2024
C000002187	*	*	*	24%
C000002552	10%	65%	11%	36%
C000001462	*	*	12%	*
C000002607	*	*	13%	*
C000002722	10%	*	25%	*

*	Amounts less than 10%

Customers exceeding 10% of accounts receivable

	June 30,	December 31,
Company Customer Number	2025	2024
C000002187	*	14%
C000002463	56%	*
C000002722	34%	*
C000002607	20%	*
C000002596	18%	*
C000002195	13%	*
C000001999	10%	*

*	Amounts less than 10%

The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:

Vendors exceeding 10% of purchases

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Company Vendor Number	2025	2024	2025	2024
V000002275	*	*	*	*
V000002198	*	15%	*	16%
V000002503	*	23%	*	25%
V000001029	17%	*	18%	*
V000001153	11%	*	10%	*

*	Amounts less than 10%

Vendors exceeding 10% of accounts payable

	June 30,	December 31,
Company Vendor Number	2025	2024
V000002275	*	*

*	Amounts less than 10%

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

NOTE 12 – STOCK-BASED COMPENSATION

Based on the vesting schedule of the grants of restricted stock units (“RSU” or “RSUs”) and options, stock-based compensation expense for the three months ended June 30, 2025 and 2024 totaled $210,193 and $460,785, respectively, and totaled $534,464 and $1,117,361 for the six months ended June 30, 2025, and 2024, respectively.

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

As of June 30, 2025, total unrecognized compensation expense was $840,350 of which $839,212 was attributable to unvested RSUs and $1,138 was attributable to unvested stock options.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock at $0.001 par value. The holders of the Company’s common stock are entitled to one vote for each share held.

Preferred stock

The Company is authorized to issue 3,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The preferred stock has a par value of $0.10.

Treasury Stock

As of June 30, 2025 and December 31, 2024, there were 57,993 shares of treasury stock outstanding, after giving effect to the 1-for-25 reverse stock split that was effective on February 9, 2026.

NOTE 14 – SEGMENTS

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

The Company has identified the following operating segments related as of June 30, 2025 and 2024:

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

The following tables present financial information relating to our operating segments for the period ended June 30, 2025 and 2024:

	Three months ended June 30, 2025
	Equipment	Services	Construction	Corporate/other	Total
Revenues	$3,128,746	$1,099,378	$3,512,650	$25,328	7,766,102
Cost of revenues	2,995,183	1,060,162	3,646,334	19,680	7,721,359
Gross profit	$133,563	$39,216	$(133,684)	$5,648	$44,743
Gross profit %	4%	4%	-4%	22%	1%

Intangible asset amortization	$-	$24,950	$-	$-	$-

Income (Loss) before income taxes	$(1,657,337)	$(653,270)	$(3,876,031)	$(17,506)	$(6,204,144)

Total assets	$3,759,153	$2,557,623	$3,569,552	$33,413	$9,919,741

	Six months ended June 30, 2025
	Equipment	Services	Construction	Corporate/other	Total
Revenues	$7,827,323	$2,748,476	$6,634,948	$69,430	17,280,177
Cost of revenues	7,339,790	2,111,308	7,120,721	53,593	16,625,412
Gross profit	$487,533	$637,168	$(485,773)	$15,837	$654,765
Gross profit %	6%	23%	-7%	23%	4%

Intangible asset amortization	$-	$49,900	$-	$-	$49,900

Income (Loss) before income taxes	$(4,415,569)	$(480,552)	$(5,210,808)	$(45,735)	$(10,252,664)

Total assets	$3,759,153	$2,557,623	$3,569,552	$33,413	$9,919,741

	Three months ended June 30, 2024
	Equipment	Services	Construction	Corporate/other	Total
Revenues	$3,398,696	$2,357,806	$12,059,096	$129,651	17,945,249
Cost of revenues	2,753,497	1,513,715	11,181,017	86,704	15,534,933
Gross profit	$645,199	$844,091	$878,079	$42,947	$2,410,316
Gross profit %	19%	36%	7%	33%	13%

Intangible asset amortization	$-	$194,988	$-	$-	$-

Income (Loss) before income taxes	$(570,661)	$(395,889)	$(2,024,792)	$(21,769)	$(3,013,111)

Total assets	$9,739,724	$9,058,862	$35,866,793	$342,180	$55,007,559

	Six months ended June 30, 2024
	Equipment	Services	Construction	Corporate/other	Total
Revenues	$5,904,345	$5,491,598	$21,742,909	$207,434	33,346,286
Cost of revenues	4,923,608	3,022,163	19,856,346	142,393	27,944,510
Gross profit	$980,737	$2,469,435	$1,886,563	$65,041	$5,401,776
Gross profit %	17%	45%	9%	31%	16%

Intangible asset amortization	$-	$389,975	$-	$-	$-

Income (Loss) before income taxes	$(995,450)	$(925,862)	$(3,665,771)	$(34,973)	$(5,622,056)

Total assets	$9,739,724	$9,058,862	$35,866,793	$342,180	$55,007,559

NOTE 15 – SUBSEQUENT EVENTS

Nasdaq Deficiencies

The Company has received the following communications from The Nasdaq Stock Market LLC (“Nasdaq”) and, where required, responded as indicated:

●	August 18, 2025 – Nasdaq sent the Company a determination letter (the “August 18 Determination”) stating that Nasdaq had determined that the Company did not file the Form 10-K and the March 31 Form 10-Q by August 15, 2025, the date required for the delinquent filings by an exception previously received from Nasdaq staff. The August 18 Determination stated that, as a result, unless that Company timely requests an appeal, the trading of the Company’s common stock (the “Common Stock”) would be suspended at the opening of business on August 27, 2025 and (iii) a Form 25-NSE will be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq. The August 18 Determination also stated that the Company was not in compliance (i) with Listing Rule 5250(c)(1) due to the Company’s delay in filing its Quarterly Report on Form 10-Q for the period ended June 30, 2025, and (ii) with Listing Rule 5550(b)(1), which requires the Company to maintain minimum stockholders’ equity of $2.5 million. As previously reported, on February 24, 2025, Nasdaq notified the Company that it was not in compliance with Listing Rule 5550(b)(1) due to having stockholders’ equity of less than $2.5 million. The Determination informed the Company that it may appeal the decision to a Hearings Panel (the “Panel”). If the Company chose to appeal, the request must be received by Nasdaq no later than 4:00 p.m. Eastern Time on August 25, 2025. The Company requested a hearing before the Panel and a preliminary date of October 7, 2025 was set for the hearing. On October 7, 2025, the Company announced that the hearing was postponed to October 14, 2025. This request stayed the suspension of the Company’s Common Stock for a period of 15 days from the date of the request. In connection with this request, the Company also requested a stay of the suspension pending the hearing (the “Additional Stay”).

●	August 28, 2025 – Nasdaq sent the Company a determination letter (the “August 28 Determination”) stating that Nasdaq had determined that the Company did not regain compliance with the Minimum Bid Requirement by August 25, 2025. The August 28 Determination stated that the failure to comply with the Minimum Bid Requirement during the compliance period would serve as an additional basis for delisting the Company’s securities from the Nasdaq Capital Market and would be considered by a Hearings Panel (the “Panel”), in addition to the Company’s failure to comply with (i) Nasdaq Listing Rule 5250(c)(1) due to the Company’s delay in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and its Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, 2025 (the “Timely Filing Requirement”), and (ii) Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain minimum stockholders’ equity of $2.5 million (the “Stockholders’ Equity Requirement”).

●	October 14, 2025 – The Company presented to the Panel.

●	October 30, 2025 – Nasdaq sent the Company a notice notifying the Company that the Panel had determined to grant the Company’s request to continue its listing on The Nasdaq Capital Market, subject to certain conditions. Specifically, the Panel conditioned the Company’s continued listing on the Company regaining compliance with the Timely Filing Requirement and the Stockholders’ Equity Requirement on or before December 31, 2025 and regaining compliance with the Bid Price Rule on or before January 28, 2026. During the exception period, the Company is required to provide prompt notification to the Panel of any significant event that may affect the Company’s compliance with Nasdaq requirements. Any documentation evidencing the Company’s compliance will be subject to review by the Panel, which may, in its discretion, request additional information before determining whether the Company has regained compliance.

●	November 18, 2025 – Nasdaq sent the Company a notice (the “November 18 Notice”) stating that because the Company had not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (the “September 30 Form 10-Q”) or its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), the Company continues to be out of compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission.

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

Settlement with Vendor

On August 8, 2025, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with J Brrothers LLC (“J Brrothers”) and Herb-a-More LLC relating to a dispute arising from amounts due for certain heating, ventilation and air conditioning equipment. Pursuant to the terms of the Settlement Agreement, among other things, the Company issued a promissory note to J Brrothers with an original principal amount of $395,556 (the “Note”) and issued 150,000 unregistered shares of the Company’s common stock, or 6,000 shares after giving effect to a 1-for-25 reverse stock split, to J Brrothers (the “Shares”). The Note will accrue simple interest at an annual rate of 12% and has a maturity date of March 18, 2026. The Note will be repaid in monthly installments over a period of eight months, with the first seven payments being $50,000 per month and the final monthly payment being $64,047. Any remaining principal and accrued but unpaid interest will become due and payable on the maturity date, and the Note may be prepaid without penalty. The Note includes customary representations and warranties, customary events of default and a 17% default interest rate.

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

Shareholder Approvals at the Annual Shareholder Meeting

On January 30, 2026, the shareholders of the Company approved the following:

●	An amendment to the Company’s 2021 Omnibus Stock Incentive Plan to increase the number of shares authorized for issuance under the plan by 5,000,000 shares (prior to any reverse stock split) and to increase the individual annual award limit to 500,000 shares (prior to any reverse stock split) or 20,000 shares after giving effect to a 1-for-25 reverse stock split.

●	An amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the shares of the Company’s common stock at a ratio of not less than 1-for-2 and not greater than 1-for-25, with the exact ratio of, effective time of and decision to implement the reverse stock split to be determined by the Board of Directors.

●	An amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 200,000,000. The number of shares of authorized common stock would not be affected by any reverse stock split.

Private Placement of Common Stock

On January 19, 2026, the Company entered into a private placement transaction pursuant to a Purchase and Subscription Agreement. Under the agreement, the Company agreed to issue 1,000,000 shares of its common stock at a purchase price of $0.10 per share for total gross proceeds of $100,000, on a pre–reverse stock split basis. After giving effect to the 1-for-25 reverse stock split, this is equivalent to 40,000 shares of common stock at an adjusted price of $2.50 per share.

The transaction was entered into with One Eyed Jack Enterprises LLC, an accredited investor, in a private offering exempt from registration under applicable securities laws.

Reverse Stock Split

On February 4, 2026, the Board of Directors approved a 1-for-25 reverse stock split of the Company’s common stock to take effect on February 9, 2026.

Other Stock Transactions

Subsequent to June 30, 2025, 84,000 shares of common stock were issued pursuant to a debt settlement and 63,057 shares were issued for services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. See also “CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS ” on page ii of this Report. When applicable, all share and per share amounts presented herein have been restated to reflect the implementation of the 1-for-25 reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended June 30, 2025 and 2024

During the three months ended June 30, 2025, we generated revenues of $7.76 million compared to revenues of $17.9 million during the three months ended June 30, 2024, a decrease of $10.1 million, or approximately 57%. This decrease in revenues is the result of the following changes in individual revenue components:

●	Equipment systems revenue decreased $0.26 million.

●	Services revenue decreased $1.2 million due to continued negative market conditions in the CEA sector.

●	Construction design-build revenue decreased $8.5 million due to decreases in our construction design-build revenue contracts, and:

●	Other revenues decreased $0.1 million.

During the three months ended June 30, 2025, cost of revenues was $7.7 million compared to $15.5 million during the three months ended June 30, 2024, a decrease of $7.8 million, or approximately 50%. Gross profit was $0.04 million (approximately 0.01% of revenues) during the three months ended June 30, 2025, compared to $2.4 million (approximately 13% of revenue) during the three months ended June 30, 2024. This decrease in gross profit as a percentage of revenues, was primarily due to the 57% decrease in total revenues, compared to a lesser 50% decrease in total cost of revenues..

Operating expenses increased by $0.9 million, or approximately 18%, to $6.0 million for the three months ended June 30, 2025, compared to $5.1 million for the three months ended June 30, 2024. This overall increase in operating expenses was the result of a $1.1 million increase in general and administrative operating expenses due to increases in bad debt expenses and a $0.2 million decrease in depreciation and amortization.

Non-operating expense was relatively flat for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Comparison of Results of Operations for the six months ended June 30, 2025 and 2024

During the six months ended June 30, 2025, we generated revenues of $17.3 million compared to revenues of $33.3 million during the six months ended June 30, 2024, a decrease of $16 million, or approximately 48%. This decrease in revenues is the result of the following changes in individual revenue components:

●	Equipment systems revenue increased $1.9 million.

●	Services revenue decreased $2.7 million due to continued negative market conditions in the CEA sector.

●	Construction design-build revenue decreased $15.1 million due to decreases in our construction design-build revenue contracts, and:

●	Other revenues decreased $0.1 million.

During the six months ended June 30, 2025, cost of revenues was $16.6 million compared to $27.9 million during the six months ended June 30, 2024, a decrease of $11.3 million, or approximately 41%. Gross profit was $0.6 million (approximately 4% of revenues) during the six months ended June 30, 2025, compared to $5.4 million (approximately 16% of revenue) during the six months ended June 30, 2024. This decrease in gross profit as a percentage of revenues, was primarily due to the 48% decrease in total revenues, compared to a lesser 41% decrease in total cost of revenues.

Operating expenses increased by $0.1 million, or approximately 1%, to $10.7 million for the six months ended June 30, 2025, compared to $10.6 million for the six months ended June 30, 2024. This overall increase in operating expenses was the result of a $0.6 million increase in general and administrative operating expenses due to increases in bad debt expenses and a $0.5 million decrease in depreciation and amortization.

Non-operating expense was relatively flat for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, we had negative working capital of $36.2 million, compared to negative working capital of $26.5 million as of December 31, 2024, a decrease of $9.7 million. This decrease in working capital was primarily due to a decrease in accounts receivable of $5.3 million, as well as increases in accounts payable and customer deposits of $5.6 million.

As of June 30, 2025, we had cash of $0.7 million, which represented a decrease of $0.1 million from December 31, 2024 due to the following changes during the six months ended June 30, 2025:

●	Net cash provided by operating activities was $2.6 million. This source of cash is the net effect of the net loss of $10.2 million, offset by non-cash expenses of $1.1 million, and an increase in net operating assets and liabilities of $11.8 million. See the condensed consolidated statements of cash flows for further details on the non-cash expenses and net changes in operating assets and liabilities;

●	Net cash provided by investing activities was $0.01 million. We have no material commitments for capital expenditures as of June 30, 2025.

●	Net cash used in financing activities was $2.7 million. Cash used from financing activities primarily relates to payments made on the Line of Credit and other financing agreements.

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

Based on such evaluation, our CEO and CFO concluded, that our disclosure controls and procedures were not effective as of June 30, 2025 because of the material weaknesses resulting from lack of a formalized internal control framework in accordance with COSO, as described in Item 9A of our Annual Report on Form 10-K as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan to Remediate the Material Weaknesses

As it relates to the material weaknesses that existed as of June 30, 2025, we are in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weaknesses as described in Annual Report on Form 10-K as of December 31, 2024. There have been no changes to the remediation plan since December 31, 2024.

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

Pursuant to the Amendment, the Promissory Note was amended to provide that (i) the term during which Gemini may consider advances under the Loan Agreement has been extended to January 1, 2026, and (ii) the interest applied on the outstanding principal amount of the Promissory Note will accrue interest at an annual rate of 12%, and all accrued and unpaid interest shall be paid to Gemini on the first business day of each month for the prior month. The Amendment also amended the Loan Agreement to require monthly reporting of certain accounts receivable and to include a covenant that such accounts receivable equal or exceed 125% of the sum of the total amount drawn down under the Promissory Note, plus outstanding interest, as of the applicable measurement date. In connection with the execution of the Amendment, we issued to Gemini, as an amendment fee, 150,000 shares of our common stock, or 6,000 shares after giving effect to a 1-for-25 reverse stock split..

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

J Brrothers Settlement

On August 8, 2025, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with J Brrothers LLC (“J Brrothers”) and Herb-a-More LLC relating to a dispute arising from amounts due for certain heating, ventilation and air conditioning equipment. Pursuant to the terms of the Settlement Agreement, among other things, we issued a promissory note to J Brrothers with an original principal amount of $395,556 and issued 150,000 unregistered shares of our common stock, or 6,000 shares after giving effect to a 1-for-25 reverse stock split, to J Brrothers. The note accrues simple interest at an annual rate of 12% and has a maturity date of March 18, 2026. The note must be repaid in monthly installments over a period of eight months, with the first seven payments being $50,000 per month and the final monthly payment being $64,047. Any remaining principal and accrued but unpaid interest will become due and payable on the maturity date, and the note may be prepaid without penalty. The note includes customary representations and warranties, customary events of default and a 17% default interest rate.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2026.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass
Chairperson of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Akright
Richard A. Akright
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)