Form 10-Q
period 2025-09-30
urban-gro, Inc.
filed 2026-02-17
CIK 1706524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the registrant’s only class of common stock outstanding as of February 17, 2026 was 751,622 shares after giving effect to a 1-for-25 reverse stock split that was effective on February 9, 2026.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URBAN-GRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$62,875	$819,050
Accounts receivable, net	352,307	6,104,926
Contract receivables	270,899	4,132,817
Prepaid expenses and other current assets	1,521,733	2,479,262
Current assets of discontinued operations	-	2,271,793
Total current assets	2,207,814	15,807,848
Non-current assets:
Property and equipment, net	566,609	813,452
Operating lease right-of-use assets	395,058	550,175
Non-current assets of discontinued operations	-	2,322,308
Total non-current assets	961,667	3,685,935
Total assets	$3,169,481	$19,493,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,529,930	$13,518,626
Contract liabilities	11,380,224	14,094,176
Accrued expenses	4,589,984	4,017,145
Customer deposits	2,754,175	2,628,463
Notes payable, current	3,814,562	5,968,145
Operating lease liabilities, current	246,391	235,223
Current liabilities of discontinued operations	1,592,718	1,837,709
Total current liabilities	41,907,984	42,299,487
Non-current liabilities
Notes payable, long-term	-	795,531
Deferred tax liability	-	14,608
Operating lease liabilities, long-term	168,039	336,255
Non-current liabilities of discontinued operations	-	690,444
Total non-current liabilities	168,039	1,836,838
Total liabilities	42,076,023	44,136,325

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.10 par value; 3,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value 200,000,000 shares authorized; 587,598 issued and 529,605 outstanding as of September 30, 2025, and 562,855 issued and 504,862 outstanding as of December 31, 2024	588	563
Additional paid-in capital	90,984,530	90,170,645
Treasury shares, cost basis: 57,993 shares as of September 30, 2025 and December 31, 2024	(12,045,542)	(12,045,542)
Accumulated deficit	(117,846,118)	(102,768,208)
Total stockholders’ deficit	(38,906,542)	(24,642,542)
Total liabilities and stockholders’ deficit	$3,169,481	$19,493,783

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Equipment	$866,173	$3,720,174	$8,693,496	$9,624,514
Construction design-build	1,408,556	4,172,110	8,043,505	25,915,018
Other	108,765	83,727	178,195	291,161
Total revenues	2,383,494	7,976,011	16,915,196	35,830,693
Cost of revenue
Equipment	777,784	3,290,624	8,127,289	8,214,233
Construction design-build	1,684,747	3,932,699	8,795,757	23,789,045
Other	92,714	57,935	146,306	200,328
Total cost of revenue	2,555,245	7,281,258	17,069,352	32,203,606
Gross profit	(171,751)	694,753	(154,156)	3,627,087
Operating expenses:
General and administrative	1,973,518	3,599,544	11,133,852	11,689,281
Depreciation and amortization	90,337	304,049	324,414	929,526
Business development	-	-	47,950	25,000
Total operating expenses	2,063,855	3,903,593	11,506,216	12,643,807

Loss from operations	(2,235,606)	(3,208,840)	(11,660,372)	(9,016,720)

Non-operating income (expense):
Interest expense	(513,005)	(220,472)	(1,228,221)	(631,484)
Interest income	57	285	526	521
Gain on extinguishment of debt	-	-	7,476	-
Loss on settlement	(62,850)	-	(62,850)	-
Loss on assets foreclosure	(2,265,290)	-	(2,265,290)	-
Other income (expense)	53,971	(33,026)	539,725	(88,318)
Total non-operating income (expense)	(2,787,117)	(253,213)	(3,008,634)	(719,281)

Loss before income taxes	(5,022,723)	(3,462,053)	(14,669,006)	(9,736,001)
Income tax benefit	-	-	14,608	69,396
Net loss from continuing operations	(5,022,723)	(3,462,053)	(14,654,398)	(9,666,605)
Net income (loss) from discontinued operations, net of tax	182,869	(295,755)	(423,512)	383,506
Net loss	$(4,839,854)	$(3,757,808)	$(15,077,910)	$(9,283,099)

Net loss per share attributable to common stockholders:
Net loss from continuing operations	$(9.48)	$(6.97)	$(27.94)	$(19.73)
Net income (loss) from discontinued operations, net of taxes	$0.35	$(0.60)	$(0.81)	$0.78
Net loss per share	$(9.14)	$(7.56)	$(28.75)	$(18.95)

Weighted average common shares outstanding - basic and diluted	529,643	496,937	524,501	489,981

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance at December 31,2023	540,906	$541	$88,402,738	$(66,272,382)	$(12,045,542)	$10,085,355
Stock-based compensation	-	-	656,576	-	-	656,576
Stock grant program vesting	9,837	10	(10)	-	-	-
Net loss	-	-	-	(2,560,563)	-	(2,560,563)
Balances at March 31, 2024	550,743	551	89,059,304	(68,832,945)	(12,045,542)	8,181,368
Stock-based compensation	-	-	460,785	-	-	460,785
Stock grant program vesting	6,902	7	(7)	-	-	-
Stock issued for contingent consideration	2,848	3	129,132	-	-	129,135
Net loss	-	-	-	(2,964,728)	-	(2,964,728)
Balances at June 30, 2024	560,493	561	89,649,214	(71,797,673)	(12,045,542)	5,806,560
Stock-based compensation	-	-	343,884	-	-	343,884
Stock grant program vesting	2,041	2	(2)	-	-	-
Net loss	-	-	-	(3,757,808)	-	(3,757,808)
Balances at September 30, 2024	562,534	$563	$89,993,096	$(75,555,481)	$(12,045,542)	$2,392,636

Balance at December 31, 2024	562,855	$563	$90,170,645	$(102,768,208)	$(12,045,542)	$(24,642,542)
Stock-based compensation	3,000	3	324,268	-	-	324,271
Stock grant program vesting	10,559	11	(11)	-	-	-
Issuance of common stock for loan modification	6,000	6	109,418	-	-	109,424
Net loss	-	-	-	(4,033,912)	-	(4,033,912)
Balances at March 31, 2025	582,414	583	90,604,320	(106,802,120)	(12,045,542)	(28,242,759)
Stock-based compensation	-	-	210,193	-	-	210,193
Stock grant program vesting	4,864	5	(5)	-	-	-
Net loss	-	-	-	(6,204,144)	-	(6,204,144)
Balances at June 30, 2025	587,278	588	90,814,508	(113,006,264)	(12,045,542)	(34,236,710)
Stock-based compensation	-	-	170,022	-	-	170,022
Stock grant program vesting	320	-	-	-	-	-
Net loss	-	-	-	(4,839,854)	-	(4,839,854)
Balances at September 30, 2025	587,598	$588	90,984,530	$(117,846,118)	$(12,045,542)	$(38,906,542)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

URBAN-GRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,654,398)	$(9,666,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,414	929,526
Amortization of right-of-use assets	144,160	108,753
Stock-based compensation expense	704,486	1,461,245
Amortization of debt discounts	144,296	-
Common stock issued for debt modification	109,424	-
Asset foreclosure loss	2,265,290	-
Gain on disposition of assets	(67,611)	-
Changes in operating assets and liabilities:
Accounts receivable and contract receivables	6,918,393	6,901,718
Prepaid expenses and other assets	1,239,849	(1,929,839)
Accounts payable, contract liabilities, customer deposits and accrued expenses	2,363,429	7,412,367
Operating lease liability	(146,091)	(87,098)
Deferred tax liability	(14,608)	(72,396)
Net cash provided by (used in) operating activities of continuing operations	(668,967)	5,057,671
Net cash provided by (used in) operating activities of discontinued operations	1,112,054	(5,804,595)
Net cash provided by (used in) operating activities	443,087	(746,924)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	123,100	-
Purchase of property and equipment	(113,219)	(97,578)
Net cash (used in) provided by investing activities of continuing operations	9,881	(97,578)
Net cash (used in) provided by investing activities of discontinuing operations	2,031,735	-
Net cash (used in) provided by investing activities	2,041,616	(97,578)
Cash flows from financing activities:
Proceeds from promissory notes	1,000,000	5,838,000
Repayments of notes payable	(4,321,286)	(4,808,921)
Repayment of finance lease liability	(10,957)	(93,152)
Net cash (used in) provided by financing activities of continuing operations	(3,332,243)	935,927
Net cash (used in) provided by financing activities of discontinuing operations	91,365	(29,427)
Net cash (used in) provided by financing activities	(3,240,878)	906,500

Net change in cash	(756,175)	61,998
Cash at beginning of period	819,050	1,074,842
Cash at end of period	$62,875	$1,136,840

Supplemental disclosure of cash flow information:
Cash paid for interest	$794,881	$399,218
Cash paid for income taxes	$-	$24,785

Supplemental disclosure of non-cash investing and financing activities:
Termination of operating lease	$767,884	$-
Prepaid expenses financed by notes payable	$282,320	$-
Debt Discount	$50,000	$-

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

Dispositions

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

See Note 4 for further detail on the dispositions.

Liquidity and Going Concern

The Company has produced multiple consecutive years of net losses and negative cash flows from operations. The financial results described in these financial statements and our financial position as of September 30, 2025 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity, including decreasing headcount and operating expenses to expedite the Company’s path to cash flow positive results. If necessary, the Company will seek to raise capital by issuing additional equity shares either through a private placement or on the open market. The Company may also seek to obtain additional debt financing for which there can be no guarantee. Management has concluded that these recent positive steps alleviate any substantial doubt about the Company’s ability to continue its operations, and meet its financial obligations, for twelve months from the date these consolidated financial statements are issued.

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

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 - “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K the year ended December 31, 2024. During the nine months ended September 30, 2025, there were no material changes made to the Company’s significant accounting policies.

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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue predominantly from the sale of equipment systems, services, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,
	CEA		Commercial		Total
	2025	2024	2025	2024	2025	2024
Equipment systems	$463,372	$3,720,174	$402,801	$-	866,173	3,720,174
Construction design-build	1,408,556	(1,105,670)	-	5,277,780	1,408,556	4,172,110
Other	-	83,727	108,765	-	108,765	83,727
Total revenues and other income	$1,871,928	$2,698,231	$511,566	$5,277,780	$2,383,494	$7,976,011
Relative percentage	79%	34%	21%	66%	100%	100%

	Nine months ended September 30,
	CEA		Commercial		Total
	2025	2024	2025	2024	2025	2024
Equipment systems	$5,597,216	$9,624,514	$3,096,280	$-	8,693,496	9,624,514
Construction design-build	7,707,143	9,416,279	336,362	16,498,739	8,043,505	25,915,018
Other	43,298	291,161	134,897		178,195	291,161
Total revenues and other income	$13,347,657	$19,331,954	$3,567,540	$16,498,739	$16,915,196	$35,830,693
Relative percentage	79%	54%	21%	46%	100%	100%

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

When establishing the selling price to the customer, the Company uses various observable inputs. For equipment systems, the stand-alone selling price is determined by forecasting the expected costs of the products, and then adding in the appropriate margins established by the contract. For construction design-build revenues, the Company estimates the selling price by reference to certain physical characteristics of the project, which include the facility size, the complexity of the design, and the mechanical systems involved, which are indicative of the scope and complexity for those services. Significant judgments are typically not required with respect to the determination of the transaction price based on the nature of the selling prices of the products and services delivered and the collectability of those amounts. Accordingly, the Company does not consider estimates of variable consideration to be constrained.

The Company recognizes equipment systems and construction design-build revenues when the performance obligation with the customer is satisfied. For satisfaction of equipment system revenues, the Company recognizes revenue when control of the promised good transfers to the customer, which predominately occurs at the time of shipment. The time period between recognition and satisfaction of performance obligations is generally within the same reporting period; thus, there are no material unsatisfied or partially unsatisfied performance obligations for product revenues at the end of the reporting period.

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30,	December 31,
	2025	2024
Contract assets
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$270,899	$3,757,641

Retainage included in contract assets due to being conditional on something other than solely passage of time	-	375,176
Total contract assets	$270,899	$4,132,817

Contract liabilities
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$11,276,843	$13,930,251

Retainage included in contract liabilities due to being conditional on something other than solely passage of time	103,381	163,925
Total contract liabilities	$11,380,224	$14,094,176

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

NOTE 4 – DISCONTINUED OPERATIONS

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

The total purchase price for the transaction was $2,000,000 in cash.

The Purchase Agreement includes customary representations and warranties, covenants, and mutual indemnification provisions between the parties. The agreement also contains non-competition and non-solicitation provisions applicable to the Seller Parties for a specified period following the closing. The Company recorded the disposition in the third quarter of 2025.

Subsequent to the August 27 Purchase Agreement, 2WR Holdco, LLC acquired the customer list of 2WR of Colorado, Inc. for $143,000 in cash.

In connection with the sales described above, the Company discontinued the operations of the remaining Services companies. The table below outlines the gain (loss) on sale or discontinuation of the Services companies.

	2WRGA	2WRCO	2WRMS	UGENG	Total

Carrying amount of assets and liabilities
Cash	$12,452	$-	$-	$-	$12,452
Accounts receivable, net	408,368	196,199	20,052	74,099	698,718
Prepaid expenses and other current assets	2,263	2,855	1,356	154,481	160,955
Property and equipment, net	-	10,211	-	60,667	70,878
Operating lease right-of-use assets	54,576	9,876	-	39,991	104,443
Goodwill	-	1,080,638	-	-	1,080,638
Intangible assets, net	52,031	71,799	-	-	123,830
Accounts payable	(483,352)	-	-	-	(483,352)
Accrued expenses	(13,536)	(10,720)	-	-	(24,256)
Operating lease liabilities, current	(43,308)	-	-	-	(43,308)
Operating lease liabilities, long-term	(3,506)	-	-	-	(3,506)
Total carrying amount of assets and liabilities (net deficit)	(14,012)	1,360,858	21,408	329,238	(1,697,492)

Gain (loss) on sale or discontinuance of subsidiaries	$2,014,012	$(1,239,298)	$(21,408)	$(329,238)	$424,068

The net gain on sale or discontinuance of subsidiaries is included as a component of discontinued operations, net of tax and reflected in the table below.

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. The results of the discontinued operations for the three and nine months ended September 30, 2025 and 2024 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Services	$724,737	$1,913,246	$3,473,213	$7,404,843
Total revenues	724,737	1,913,246	3,473,213	7,404,843
Cost of revenue
Services	662,515	1,356,925	2,773,820	4,379,087
Total cost of revenue	662,515	1,356,925	2,773,820	4,379,087
Gross profit	62,222	556,321	699,393	3,025,756
Operating expenses:
General and administrative	292,176	786,506	1,454,523	2,443,581
Depreciation and amortization	11,245	79,255	92,450	239,724
Total operating expenses	303,421	865,761	1,546,973	2,683,305

Loss from discontinued operations	(241,199)	(309,440)	(847,580)	342,451

Non-operating income (expense):
Gain on sale or discontinuance of subsidiaries	424,068	-	424,068	-
Total non-operating income (expense)	424,068	-	424,068	-

Income (loss) before income taxes	182,869	(309,440)	(423,512)	342,451
Income tax benefit	-	13,685	-	41,055
Net income (loss) from discontinued operations, net of tax	$182,869	$(295,755)	$(423,512)	$383,506

Net income (loss) per share from discontinued operations-basic and diluted	$0.35	$(0.60)	$(0.81)	$0.78
Weighted average common shares outstanding - basic and diluted	529,643	496,937	524,501	489,981

NOTE 5 – RELATED PARTY TRANSACTIONS

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

There were no material revenues from related party entities for the three and nine months ended September 30, 2025, and 2024.

NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders, prepaid services and fees, inventories, and other assets. These amounts are summarized as follows:

	September 30,	December 31,
	2025	2024
Vendor Prepayments	$922,877	$1,355,929
Prepaid Services and Fees	355,472	877,469
Inventories	177,914	222,581
Other current assets	65,470	23,283
Total Prepaid expenses and other assets	$1,521,733	$2,479,262

The decrease in prepaid expenses includes amounts disposed of in connection with the August 27, 2025 sale of certain subsidiaries. See note 4 – disposition.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment balances are summarized as follows:

	September 30,	December 31,
	2025	2024
Computers and technology equipment	$326,959	$360,191
Furniture and fixtures	209,805	325,485
Leasehold improvements	133,426	120,255
Vehicles	-	417,644
Software	1,259,016	1,151,298
R&D Assets	87,425	-
Other equipment	34,064	145,951
Accumulated depreciation	(1,484,086)	(1,707,372)
Total Property and equipment, net	$566,609	$813,452

Depreciation expense for the three months ended September 30, 2025, and 2024 totaled $90,337 and $304,049, respectively and totaled $324,414 and $929,526 for the nine months September 30, 2025 and 2024 ended respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The Company had recorded goodwill and intangibles in conjunction with the acquisitions it had completed. Goodwill was not amortized. The Company did not record any impairment charges related to goodwill for the nine months ended September 30, 2025 and 2024. The Company’s goodwill and intangible assets were fully written off in connection with the August 27, 2025 sale of certain subsidiaries and related assets and discontinuing the operations of the Services segment. As a result, the balances of goodwill and intangible assets were $0 as of September 30, 2025 and December 31, 2024. See Note 4 – Dispositions for further details.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 30,	December 31,
	2025	2024
Accrued operating expenses	$166,935	$441,031
Accrued wages and related expenses	384,327	539,569
Business development accrual	47,062	-
Accrued interest expense	185,562	68,115
Accrued 401(k)	26,148	17,138
Accrued sales tax payable	3,779,950	2,951,292
	$4,589,984	$4,017,145

Accrued sales tax payable is comprised of amounts due to various states and Canadian provinces for 2017 through 2023.

Certain accrued liabilities were settled or transferred in connection with the August 27, 2025 sale of certain subsidiaries and related assets. See Note 4 – Dispositions for further details.

NOTE 10 – NOTES PAYABLE

The table below shows outstanding notes payable amounts as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,
	2025	2024
Gemini line of credit	$1,400,687	$4,405,402
DVO note	-	135
Grow hill note, net	1,331,003	1,652,071
Agile capital	652,324	-
J Brrothers	374,512	-
Other financing agreements	56,036	706,068
Total	3,814,562	6,763,676
Less current portion	(3,814,562)	(5,968,145)
Notes payable, long-term	$-	$795,531

Revolving Line of Credit with Gemini Finance Corp.

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

Loans made under the Line of Credit shall be evidenced by a Secured Promissory Note - Revolving issued by UG Construction to the Lender (the “Promissory Note”), and each draw on the Promissory Note shall be due and payable on or before 180 days after such draw is funded to UG Construction; provided that, such draw is also subject to a mandatory prepayment upon UG Construction’s receipt of payment for any invoice previously submitted and approved for financing by Lender. Lender will receive a security interest in UG Construction’s Collateral (as defined in the “Security Agreement” entered into as part of the Line of Credit). The Promissory Note earns interest at a monthly rate of one and seventy-five hundredth percent (1.75%).

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

Loan Agreement with Grow Hill, LLC

On October 1, 2024, the Company, entered into a loan with Grow Hill, LLC, a Washington limited liability company (“Grow Hill”). The terms are as follows:

1.	Loan Details

●	Principal Amount: $2,000,000.

●	Interest Rate: 15% per annum, applied to the outstanding principal amount.

●	Origination Fee: $100,000 (5% of the loan amount), considered as debt issuance costs under GAAP and amortized over the loan term.

●	Repayment Terms: Monthly payments of interest and principal as per the Promissory Note. Ther term of the loan is 2 years.

●	Optional Prepayment: Allowed if the Grow Hill has received $150,000 or more in interest payments. If less, the Company must pay the difference to reach $150,000. Prepayment requires at least one Business Day’s notice.

●	Mandatory Prepayment: Required if the Company fails to meet the Receivable Ratio negative covenants or events of default.

2.	Collateral and Security

●	Collateral: Defined in the Security Agreement.

●	Security Agreement: The Company grants a perfected security interest in the Collateral to the Grow Hill.

3.	The loan became effective on October 1, 2024, when the Company issued Warrants to the Grow Hill for 160,000 shares of Borrower’s common stock at $2.50/share, or 6400 shares after giving effect to a 1-for-25 reverse stock split, exercisable immediately and valid for five years.

4.	Covenants:

●	Affirmative Covenants:

○	Provide regular financial reports, compliance certificates, and notices of defaults or legal actions.

○	Comply with all applicable laws and regulations, including tax payments.

○	Cooperate with audits of accounts receivable (the Company pays audit fees unless an Event of Default occurs).

●	Negative Covenants:

○	Restrictions on creating liens, incurring additional debt, or guaranteeing third-party obligations without Grow Hill’s consent.

○	Maintain a Receivable Ratio of at least 2.00:1.00, calculated monthly.

5.	Events of Default

●	Include failure to pay principal or interest, breach of covenants, misrepresentation, insolvency, or legal challenges to the validity of the Loan Documents.

●	Consequences: Grow Hill may accelerate repayment, enforce security interests, or exercise other remedies.

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

Settlement Agreement and Promissory Note with J Brrothers LLC

On August 8, 2025, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with J Brrothers LLC (“J Brrothers”) and Herb-a-More LLC relating to a dispute arising from amounts due for certain heating, ventilation and air conditioning equipment. Pursuant to the terms of the Settlement Agreement, among other things, the Company issued a promissory note to J Brrothers with an original principal amount of $395,556 (the “Note”) and agreed to issue 150,000 unregistered shares of the Company’s common stock, or 6,000 shares after giving effect to a 1-for-25 reverse stock split, to J Brrothers (the “Shares”). The Note will accrue simple interest at an annual rate of 12% and has a maturity date of March 18, 2026. The Note will be repaid in monthly installments over a period of eight months, with the first seven payments being $50,000 per month and the final monthly payment being $64,047. Any remaining principal and accrued but unpaid interest will become due and payable on the maturity date, and the Note may be prepaid without penalty. The Note includes customary representations and warranties, customary events of default and a 17% default interest rate.

The Company is currently in a payment default under the terms of the Note.

Other

The other financing agreements have interest rates ranging from 8.9% to 11.0%.

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

J Brrothers Settlement

On August 8, 2025, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with J Brrothers LLC (“J Brrothers”) and Herb-a-More LLC relating to a dispute arising from amounts due for certain heating, ventilation and air conditioning equipment. Pursuant to the terms of the Settlement Agreement, among other things, we issued a promissory note to J Brrothers with an original principal amount of $395,556 and agreed to issued 150,000 unregistered shares of our common stock, or 6,000 shares after giving effect to a 1-for-25 reverse stock split to J Brrothers. The note accrues simple interest at an annual rate of 12% and has a maturity date of March 18, 2026. The note must be repaid in monthly installments over a period of eight months, with the first seven payments being $50,000 per month and the final monthly payment being $64,047. Any remaining principal and accrued but unpaid interest will become due and payable on the maturity date, and the note may be prepaid without penalty. The note includes customary representations and warranties, customary events of default and a 17% default interest rate.

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

RK Mechanical - complaint filed

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

Action Equipment - complaint filed

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

NOTE 12 – RISKS AND UNCERTAINTIES

Concentration Risk

The table below shows customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Customers exceeding 10% of revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Company Customer Number	2025	2024	2025	2024
C000001462	*	40%	*	11%
C000002187	19%	13%	*	22%
C000002607	*	13%	*	*
C000002552	26%	*	12%	24%
C000001462	*	*	10%	*
C000002607	38%	*	18%	*
C000002722	*	*	21%	*
C000002655	15%	*

*	Amounts less than 10%

Customers exceeding 10% of accounts receivable

Company Customer Number	September 30, 2025	December 31, 2024
C000002187	*	14%
C000002596	33%	*
C000002571	17%	*
C000001575	15%	*
C000002532	15%	*

*	Amounts less than 10%

The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:

Vendors exceeding 10% of purchases

	Three Months Ended September 30,		Nine Months Ended September 30,
Company Vendor Number	2025	2024	2025	2024
V000002198	*	14%	*	11%
V000002503	*	51%	*	40%
V000001029	*	*	15%	*
V000001372	17%	*	*	*
V000002786	13%	*	*	*

*	Amounts less than 10%

Vendors exceeding 10% of accounts payable

Company Vendor Number	September 30, 2025	December 31, 2024
V000002503	*	*

*	Amounts less than 10%

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

NOTE 13 – STOCK-BASED COMPENSATION

Based on the vesting schedule of the grants of restricted stock units (“RSU” or “RSUs”) and options, stock-based compensation expense for the three months ended September 30, 2025 and 2024 totaled $170,022 and $343,884, respectively, and totaled $704,486 and $1,461,245 for the nine months ended September 30, 2025, and 2024, respectively.

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

As of September 30, 2025, total unrecognized compensation expense was $670,328 of which $669,190 was attributable to unvested RSUs and $1,138 was attributable to unvested stock options.

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

Treasury Stock

As of September 30, 2025 and December 31, 2024, there were 57,993 shares of treasury stock outstanding, after giving effect to the 1-for-25 reverse stock split that was effective on February 9, 2026.

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

The Company has identified the following operating segments related as of September 30, 2025 and 2024:

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

The following tables present financial information relating to our operating segments for the period ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
	Equipment	Construction	Corporate/other	Total
Revenues	$866,173	$1,408,556	$108,765	2,383,494
Cost of revenues	777,784	1,684,747	92,714	2,555,245
Gross profit	$88,389	$(276,191)	$16,051	$(171,751)
Gross profit %	10%	-20%	15%	-7%

Intangible asset amortization	$-	$-	$-	$-

Loss before income taxes	$(1,825,281)	$(2,968,242)	$(229,200)	$(5,022,723)

Total assets	$1,478,311	$1,657,899	$33,271	$3,169,481

	Nine months ended September 30, 2025
	Equipment	Construction	Corporate/other	Total
Revenues	$8,693,496	$8,043,505	$178,195	16,915,196
Cost of revenues	8,127,289	8,795,757	146,306	17,069,352
Gross profit	$566,207	$(752,252)	$31,889	$(154,156)
Gross profit %	7%	-9%	18%	-1%

Intangible asset amortization	$-	$-	$-	$-

Loss before income taxes	$(6,841,923)	$(7,673,097)	$(153,986)	$(14,669,006)

Total assets	$1,478,311	$1,657,899	$33,271	$3,169,481

	Three months ended September 30, 2024
	Equipment	Construction	Corporate/other	Total
Revenues	$3,720,174	$4,172,110	$83,727	7,976,011
Cost of revenues	3,290,624	3,932,699	57,935	7,281,258
Gross profit	$429,550	$239,411	$25,792	$694,753
Gross profit %	12%	6%	31%	9%

Intangible asset amortization	$-	$-	$-	$-

Loss before income taxes	$(1,614,772)	$(1,810,939)	$(36,342)	$(3,462,053)

Total assets	$13,217,281	$35,588,919	$399,849	$49,206,049

	Nine months ended September 30, 2024
	Equipment	Construction	Corporate/other	Total
Revenues	$9,624,514	$25,915,018	$291,161	35,830,693
Cost of revenues	8,214,233	23,789,045	200,328	32,203,606
Gross profit	$1,410,281	$2,125,973	$90,833	$3,627,087
Gross profit %	15%	8%	31%	10%

Intangible asset amortization	$-	$-	$-	$-

Loss before income taxes	$(2,615,196)	$(7,041,690)	$(79,115)	$(9,736,001)

Total assets	$13,217,281	$35,588,919	$399,849	$49,206,049

NOTE 16 – SUBSEQUENT EVENTS

Nasdaq Deficiencies

The Company has received the following communications from The Nasdaq Stock Market LLC (“Nasdaq”) and, where required, responded as indicated:

●	August 18, 2025 – Nasdaq sent the Company a determination letter (the “August 18 Determination”) stating that Nasdaq had determined that the Company did not file the Form 10-K and the March 31 Form 10-Q by August 15, 2025, the date required for the delinquent filings by an exception previously received from Nasdaq staff. The August 18 Determination stated that, as a result, unless that Company timely requests an appeal, the trading of the Company’s common stock (the “Common Stock”) would be suspended at the opening of business on August 27, 2025 and (iii) a Form 25-NSE will be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq. The August 18 Determination also stated that the Company was not in compliance (i) with Listing Rule 5250(c)(1) due to the Company’s delay in filing its Quarterly Report on Form 10-Q for the period ended June 30, 2025, and (ii) with Listing Rule 5550(b)(1), which requires the Company to maintain minimum stockholders’ equity of $2.5 million. As previously reported, on February 24, 2025, Nasdaq notified the Company that it was not in compliance with Listing Rule 5550(b)(1) due to having stockholders’ equity of less than $2.5 million. The Determination informed the Company that it may appeal the decision to a Hearings Panel (the “Panel”). If the Company chose to appeal, the request must be received by Nasdaq no later than 4:00 p.m. Eastern Time on August 25, 2025. The Company requested a hearing before the Panel and a preliminary date of October 7, 2025 was set for the hearing. On October 7, 2025, the Company announced that the hearing was postponed to October 14, 2025. This request stayed the suspension of the Company’s Common Stock for a period of 15 days from the date of the request. In connection with this request, the Company also requested a stay of the suspension pending the hearing (the “Additional Stay”).

●	August 28, 2025 – Nasdaq sent the Company a determination letter (the “August 28 Determination”) stating that Nasdaq had determined that the Company did not regain compliance with the Minimum Bid Requirement by August 25, 2025. The August 28 Determination stated that the failure to comply with the Minimum Bid Requirement during the compliance period would serve as an additional basis for delisting the Company’s securities from the Nasdaq Capital Market and would be considered by a Hearings Panel (the “Panel”), in addition to the Company’s failure to comply with (i) Nasdaq Listing Rule 5250(c)(1) due to the Company’s delay in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and its Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, 2025 (the “Timely Filing Requirement”), and (ii) Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain minimum stockholders’ equity of $2.5 million (the “Stockholders’ Equity Requirement”).

●	October 14, 2025 – The Company presented to the Panel.

●	October 30, 2025 – Nasdaq sent the Company a notice notifying the Company that the Panel had determined to grant the Company’s request to continue its listing on The Nasdaq Capital Market, subject to certain conditions. Specifically, the Panel conditioned the Company’s continued listing on the Company regaining compliance with the Timely Filing Requirement and the Stockholders’ Equity Requirement on or before December 31, 2025 and regaining compliance with the Bid Price Rule on or before January 28, 2026. During the exception period, the Company is required to provide prompt notification to the Panel of any significant event that may affect the Company’s compliance with Nasdaq requirements. Any documentation evidencing the Company’s compliance will be subject to review by the Panel, which may, in its discretion, request additional information before determining whether the Company has regained compliance.

●	November 18, 2025 – Nasdaq sent the Company a notice (the “November 18 Notice”) stating that because the Company had not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (the “September 30 Form 10-Q”) or its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), the Company continues to be out of compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission.

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

Services Business

During the fourth quarter of 2025, the Company continued winding down the remaining services businesses and furloughed those employees.

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

Shareholder Approvals at the Annual Shareholder Meeting

On January 30, 2026, the shareholders of the Company approved the following:

●	An amendment to the Company’s 2021 Omnibus Stock Incentive Plan to increase the number of shares authorized for issuance under the plan by 5,000,000 shares (prior to any reverse stock split) and to increase the individual annual award limit to 500,000 shares (prior to any reverse stock split), or 20,000 shares after giving effect to a 1-for-25 reverse stock split.

●	An amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the shares of the Company’s common stock at a ratio of not less than 1-for-2 and not greater than 1-for-25, with the exact ratio of, effective time of and decision to implement the reverse stock split to be determined by the Board of Directors.

●	An amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 200,000,000. The number of shares of authorized common stock would not be affected by any reverse stock split.

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

ELOC Purchase Agreement

On February 4, 2026, the Company entered into an equity purchase agreement (the “ELOC Purchase Agreement”) with Hudson Global Ventures, LLC (the “Investor”), pursuant to which the Company has the right, but not the obligation, to direct the Investor to purchase up to $25,000,000 of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the ELOC Purchase Agreement. Sales of the ELOC Shares, if any, are subject to certain limitations, and may occur from time to time at the Company’s sole discretion over the approximately 24-month period commencing on the date of execution of the ELOC Purchase Agreement, unless the ELOC Purchase Agreement is earlier terminated pursuant to its terms.

The Investor has no right to require any sales by the Company but is obligated to make purchases at the Company’s direction subject to certain conditions. Each purchase must involve an aggregate amount of shares of the Company’s common stock of at least $25,000 but not exceeding the lesser of (i) $2,000,000 or (ii) 200% of the average daily trading volume of the common stock during the three trading days immediately before the date the Company directs the Investor to purchase the shares of common stock (the “Put Notice Date”).

The purchase price to be paid by the Investor for the ELOC Shares will be the lesser of (i) ninety percent (90%) of the average of the three lowest traded prices of the Company’s common stock during the ten trading days immediately preceding the date of the Put Notice (as defined in the ELOC Purchase Agreement) and (ii) ninety percent (90%) of the lowest traded price of the Company’s common stock on any trading day during the period beginning on the date of delivery of the Put Notice and continuing through the date that is three trading days immediately following the Clearing Date (as defined in the ELOC Purchase Agreement).

Actual sales of ELOC Shares to the Investor from time to time will depend on a variety of factors, including, without limitation, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds that the Company may receive under the ELOC Purchase Agreement, if any, cannot be determined at this time, since the amount will depend on the frequency and prices at which the Company sells ELOC Shares to the Investor, the Company’s ability to meet the conditions of the ELOC Purchase Agreement, the other limitations, terms and conditions of the ELOC Purchase Agreement, and any impacts of the beneficial ownership limitation (described below).

As consideration for the Investor’s execution and delivery of the ELOC Purchase Agreement, the Company issued to the Investor certain common stock purchase warrant for the purchase of 55,556 shares of the common stock at an exercise price of $12.50 per share, subject to adjustment (the “Warrant”). Under the Warrant, the Investor may exercise the Warrant during the period commencing on February 4, 2026 and ending on 5:00 p.m. eastern standard time on the date that is five (5) years after February 4, 2026. In addition, the Company will pay up to $20,000 to the Investor’s legal counsel for the Investor’s expenses relating to the preparation of the ELOC Purchase Agreement.

The ELOC Purchase Agreement contains customary representations, warranties, conditions and indemnification obligations of the parties.

The Company must obtain stockholder approval to issue an aggregate number of shares of common stock to the Investor, under the ELOC Purchase Agreement, in excess of 136,845 shares of common stock outstanding immediately prior to the execution of the ELOC Purchase Agreement.

In connection with the ELOC Purchase Agreement, the Company also entered a registration rights agreement with the Investor on February 4, 2026 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company is obligated to file with the SEC a registration statement for the resale by the Investor of a specified number of shares of the Company’s Common Stock issuable according to the ELOC Purchase Agreement. The Company agreed to file such registration statement within forty-five (45) days of the execution of the ELOC Purchase Agreement, and to file one or more additional registration statements if necessary.

Unless earlier terminated as provided in the ELOC Purchase Agreement, the ELOC Purchase Agreement will terminate automatically on the earliest to occur of: (i) twenty-four (24) months after the execution of the ELOC Purchase Agreement, (ii) the date on which the Investor shall have purchased the maximum amount of ELOC Shares issuable under the ELOC Purchase Agreement, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Purchase Agreement.

Pursuant to the ELOC Purchase Agreement, as long as the ELOC Purchase Agreement is effective, the Company agreed not, without the prior written consent of the Investor, to enter into an agreement whereby the Company has the right to “put” its securities to an investor or underwriter over an agreed period of time and at an agreed price or price formula. Additionally, the Company agreed, without the prior written consent of the Investor, not to (i) issue or sell any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, additional shares of Common Stock (a) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities or (b) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock or (ii) issues securities at a future determined price (a “Variable Rate Transaction”), provided, however, that an Equity Line of Credit shall not be deemed to be a Variable Rate Transaction.

In connection with the ELOC Purchase Agreement, the Company has reserved 200,000 shares of Common Stock with the Transfer Agent for issuance in connection with a Put Notice and/or an Exercise Notice. Such Reserve Shares do not represent issued or outstanding shares and are not being registered for resale pursuant to this registration statement.

The ELOC Purchase Agreement and Warrant were executed prior to the Company’s 1-for-25 reverse stock split effected on February 9, 2026. All share numbers and per-share prices in this Current Report have been adjusted to reflect the reverse stock split. Under the terms of the Warrant, the exercise price and number of shares issuable upon exercise automatically adjusted upon the reverse stock split.

Loan Agreement

On February 4, 2026, the Company entered into a business loan and security agreement (the “Loan Agreement”) with an effective date of February 3, 2026 (the “Effective Date”) by and among, Agile Capital Funding, LLC, Agile Lending , LLC, a Virginia limited liability company, each an existing lender to the Company and each assignee that becomes a party pursuant to Section 12.1 of the Loan Agreement (the “Lenders”), the Company and urban-gro Canada Technologies Inc., a wholly owned subsidiary of the Company (individually, collectively, jointly and severally, the “Guarantors”). The Company expects to use the proceeds for general working capital purposes, with a primary focus on vendor payments related to the Company’s efforts to comply with Nasdaq requirements.

Pursuant to the Loan Agreement, the Lenders extended to the Company a term loan of $105,000 (the “Term Loan”) to be used to fund the Company’s general business requirements. The Loan Agreement is for a term of twenty-eight weeks from the Effective Date (the “Maturity Date”) and includes an administrative agent fee of $5,000 to be remitted to Agile Capital Funding, LLC which was added to the amount of the loan. The Company may make a full prepayment or partial prepayment of the Term Loan, however, upon the prepayment of any principal amount, the Company shall be obligated to pay a premium payment of such principal so paid, which shall be equal to the aggregate and actual amount of interest that would be paid through the Maturity Date (the “Prepayment Fee”); provided however that, if the Company makes a prepayment within 90 calendar days after the Effective Date, the Company will receive the discounted Prepayment Fee that is included in Exhibit E to the Loan Agreement. The Loan contains standard events of default and representations and warranties by the Company and the Lenders including a mandatory prepayment, and an additional five (5%) percent interest rate following the occurrence of an event of default.

The term loan is evidenced by a confessed judgment secured promissory note issued by the Company to the Lenders (the “Promissory Note”). Pursuant to the Loan Agreement, upon an event of default, the Lenders will receive a security interest in certain of the Company’s assets, subject to certain exceptions.

Other Stock Transactions

Subsequent to September 30, 2025, 84,000 shares of common stock were issued pursuant to a debt settlement and 63,057 shares were issued for services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. See also “CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS” on page ii of this Report. When applicable, all share and per share amounts presented herein have been restated to reflect the implementation of the 1-for-25 reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2025 and 2024

During the three months ended September 30, 2025, we generated revenues of $2.3 million compared to revenues of $7.98 million during the three months ended September 30, 2024, a decrease of $5.6 million, or approximately 70%. This decrease in revenues is the result of the following changes in individual revenue components:

●	Equipment systems revenue decreased $2.85 million.

●	Construction design-build revenue decreased $2.7 million due to decreases in our construction design-build revenue contracts, and partially offset by:

●	Other revenues increased $0.03 million.

During the three months ended September 30, 2025, cost of revenues was $2.5 million compared to $7.3 million during the three months ended September 30, 2024, a decrease of $4.7 million, or approximately 65%. Gross loss was $0.17 million (approximately -7% of revenues) during the three months ended September 30, 2025, compared to gross income of $0.69 million (approximately 8.71% of revenue) during the three months ended September 30, 2024. This decrease in gross profit as a percentage of revenues, was primarily due to the 70% decrease in total revenues, compared to a lesser 65% decrease in total cost of revenues.

Operating expenses decreased by $1.8 million, or approximately 47%, to $2.1 million for the three months ended September 30, 2025, compared to $3.9 million for the three months ended September 30, 2024. This overall decrease in operating expenses was the result of a $1.6 million decrease in general and administrative operating expenses due to decreases in stock based expenses and a $0.2 million decrease in depreciation and amortization.

Non-operating expense increased for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the loss recognized on the foreclosure of the Construction assets.

Net income (loss) from discontinued operations was $0.18 million and ($0.30 million), related to disposal of entities, during the three months ended September 30, 2025 and 2024, respectively.

Comparison of Results of Operations for the nine months ended September 30, 2025 and 2024

During the nine months ended September 30, 2025, we generated revenues of $16.9 million compared to revenues of $35.8 million during the nine months ended September 30, 2024, a decrease of $18.9 million, or approximately 53%. This decrease in revenues is the result of the following changes in individual revenue components:

●	Equipment systems revenue decreased $0.9 million.

●	Construction design-build revenue decreased $17.8 million due to decreases in our construction design-build revenue contracts, and:

●	Other revenues decreased $0.1 million.

During the nine months ended September 30, 2025, cost of revenues was $17.1 million compared to $32.2 million during the nine months ended September 30, 2024, a decrease of $15.1 million, or approximately 47%. Gross profit (loss) was ($0.15) million (approximately -1% of revenues) during the nine months ended September 30, 2025, compared to $3.6 million (approximately 10.1% of revenue) during the nine months ended September 30, 2024. This decrease in gross profit as a percentage of revenues was primarily due to the 53% decrease in total revenues, compared to a lesser 47% decrease in total cost of revenues.

Operating expenses decreased by $1.1 million, or approximately 9%, to $11.5 million for the nine months ended September 30, 2025, compared to $12.6 million for the nine months ended September 30, 2024. This overall decrease in operating expenses was the result of a $0.5 million decrease in general and administrative operating expenses due to decreases in bad debt charges and a $0.6 million decrease in depreciation and amortization.

Non-operating expense increased for the nine months ended September 30, 2025, compared to nine three months ended September 30, 2024, primarily due to the loss recognized on the foreclosure of the Construction assets.

Net (loss) income from discontinued operations was ($0.4 million) and $0.4 million related to disposal of entities during the nine months ended September 30, 2025 and 2024, respectively

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, we had negative working capital of $39.7 million compared to negative working capital of $26.5 million as of December 31, 2024, a decrease of $13.2 million. This decrease in working capital was primarily due to a decrease in accounts receivable of $5.8 million, as well as increases in accounts payable and customer deposits of $4.1 million.

As of September 30, 2025, we had cash of $0.06 million, which represented a decrease of $0.8 million from December 31, 2024 due to the following changes during the nine months ended September 30, 2025:

●	Net cash provided by operating activities was $0.4 million. This source of cash is the net effect of the net loss of $14.6 million, offset by non-cash expenses of $3.6 million, and an increase in net operating assets and liabilities of $10.4 million, offset by net cash provided by operating activities of discontinued operations of $1.2 million. See the condensed consolidated statements of cash flows for further details on the non-cash expenses and net changes in operating assets and liabilities;

●	Net cash provided by investing activities was $2.0 million. We have no material commitments for capital expenditures as of September 30, 2025. Net cash provided by investing activities was primarily from discontinued operations.

●	Net cash used in financing activities was $3.2 million. Cash used from financing activities primarily relates to payments made on the Line of Credit and other financing agreements.

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

Based on such evaluation, our CEO and CFO concluded, that our disclosure controls and procedures were not effective as of September 30, 2025 because of the material weaknesses resulting from lack of a formalized internal control framework in accordance with COSO, as described in Item 9A of our Annual Report on Form 10-K as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan to Remediate the Material Weaknesses

As it relates to the material weaknesses that existed as of September 30, 2025, we are in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weaknesses as described in Annual Report on Form 10-K as of December 31, 2024. There have been no changes to the remediation plan that was disclosed in Annual Report on Form 10-K as of December 31, 2024.

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

J Brrothers Settlement

On August 8, 2025, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with J Brrothers LLC (“J Brrothers”) and Herb-a-More LLC relating to a dispute arising from amounts due for certain heating, ventilation and air conditioning equipment. Pursuant to the terms of the Settlement Agreement, among other things, we issued a promissory note to J Brrothers with an original principal amount of $395,556 and agreed to issue 150,000 unregistered shares of our common stock, or 6,000 shares after giving effect to a 1-for-25 reverse stock split, to J Brrothers. The note accrues simple interest at an annual rate of 12% and has a maturity date of March 18, 2026. The note must be repaid in monthly installments over a period of eight months, with the first seven payments being $50,000 per month and the final monthly payment being $64,047. Any remaining principal and accrued but unpaid interest will become due and payable on the maturity date, and the note may be prepaid without penalty. The note includes customary representations and warranties, customary events of default and a 17% default interest rate.

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

RK Mechanical - complaint filed

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

Action Equipment - complaint filed

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2026.

URBAN-GRO, INC.

By:	/s/ Bradley Nattrass
Bradley Nattrass
Chairperson of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Akright
Richard A. Akright
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)