Form 10-K
period 2025-12-31
urban-gro, Inc.
filed 2026-04-15
CIK 1706524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2025 was approximately $3,068,244.

As of April 15, 2026, the registrant had 1,128,140 shares of Common Stock outstanding.

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

ii

PART I

ITEM 1. BUSINESS

Background

urban-gro, Inc. (“we,” “us,” “our,” the “Company,” or “urban-gro”) was originally formed on March 20, 2014, as a Colorado limited liability company. On March 10, 2017, we converted to a Colorado corporation and exchanged shares of our common stock for every member’s interest issued and outstanding on the date of conversion. On October 29, 2020, we reincorporated as a Delaware corporation. On December 31, 2020, we effected a 1-for-6 reverse stock split with respect to our common stock. On February 12, 2021, we completed an uplisting to the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “UGRO.” On February 9, 2026, we effected a 1-for-25 reverse stock split with respect to our common stock. All information in this Report gives effect to these reverse stock splits, including restating prior period reported amounts.

On February 17, 2026, the Company completed its merger (the “Merger”) with Flash Sports and Media, Inc. (“Flash”), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated February 17, 2026 (the “Merger Agreement”), by and among the Company, UGRO Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Flash. As a result of the Merger, Merger Sub merged with and into Flash, with Flash surviving as a wholly owned subsidiary of the Company. Following the closing of the Merger, the Company began operating as a diversified sports, media, and experiential marketing platform under the Flash Sports & Media brand. The Company intends to change its name to Flash Sports & Media Holdings, Inc. or a similar name, subject to receipt of stockholder approval, which the Company intends to seek as soon as reasonably practicable.

Overview

Following the completion of the Merger, the Company is a diversified sports, media, and experiential marketing platform focused on the creation, production, and monetization of live events, original content, and branded fan experiences. The Company operates across multiple sports and entertainment verticals, leveraging proprietary intellectual property, strategic partnerships, and high-impact experiential activations to engage global audiences and deliver measurable value for brands, sponsors, and media partners. The Company’s platform integrates content creation, event execution, and media distribution to build scalable businesses within the global sports and entertainment ecosystem. Flash Sports & Media maintains corporate offices in the United Arab Emirates (headquarters), India, the United States, South Africa, and Singapore.

Through its subsidiaries, the Company holds exclusive commercial and media rights to professional cricket leagues, produces international-standard broadcast content, manages franchise operations, and monetizes sponsorship, ticketing, and digital media opportunities across multiple geographies. The Company’s core operating subsidiary, Innovative Production Group FZ LLC (“IPG”), founded in 2015 and headquartered in Fujairah, United Arab Emirates, is a global sports marketing, league management, ground sponsorship, and production company with more than 30 years of collective cricket industry experience and deep expertise in international cricket properties and sports media. IPG is headquartered in the UAE with branch offices in Sri Lanka, Singapore, India, Malaysia, and Zimbabwe, and has executed projects across 14 countries, including the United States, Ireland, Scotland, South Africa, Saudi Arabia, Pakistan, Hong Kong, and Afghanistan. IPG has produced more than 5,000 hours of live sporting event broadcasts over the past seven years and has established working relationships with numerous national cricket boards, including Cricket South Africa, the Pakistan Cricket Board, Cricket Ireland, Sri Lanka Cricket, the Afghanistan Cricket Board, Zimbabwe Cricket, Cricket Scotland, the Emirates Cricket Board, Abu Dhabi Cricket, Malaysia Cricket, Kuwait Cricket, and the Asian Cricket Council. IPG is the exclusive Event Rights Partner for the Lanka Premier League (“LPL”) under a Master Event Rights Agreement with Sri Lanka Cricket (“SLC”) dated October 14, 2020.

Flash Business and Revenue Streams

The Company derives revenue from multiple streams, primarily related to the production, commercialization, and management of professional cricket leagues and international cricket events. The Company’s significant revenue streams are described below:

Production Fee Income. Production income represents revenue earned from providing end-to-end live broadcast production services for cricket events, including international bilateral series and T20 tournaments. Services include pre-event planning, live camera operations (utilizing a minimum of 26 cameras per match, including Hawk-Eye DRS, super slow-motion, spider cam, drone, and 6 DOF robotic “Buggy Cam” technology), broadcasting infrastructure, technical staffing, satellite uplink and SNG distribution, and post-production. For the year ended December 31, 2024, production fee income represented approximately 42% of IPG’s total revenue, or approximately $5.1 million.

Franchise Fees. The Company enters into agreements with third-party franchisees that operate individual teams in the LPL. The LPL currently features five franchise teams, each of which pays franchise fees in exchange for team ownership and naming rights, jersey sponsorship rights, merchandising and local sponsorship rights, stadium activation rights, and additional commercial and promotional rights including dugout branding, mascot rights, post-match ceremony participation, big screen branding, and perimeter board branding. Each team features a squad of up to 16 players, including a maximum of six international players from ICC Full/Associate Member Countries. For the year ended December 31, 2024, franchise fees represented approximately 29% of IPG’s total revenue, or approximately $3.5 million.

Sponsorship Fees. The Company generates sponsorship income through agreements with corporate sponsors who receive brand visibility across LPL events, including on-field signage, jersey placements, digital promotions, and title/associate sponsorship designations. Sponsorship categories include Title, Powered By, Present By, League Partner, Associate, and Umpire Partner tiers, as well as official brand partners and on-ground stall activations. IPG has secured sponsorships from a range of major global and regional brands, including Dream11, My11Circle, Daraz, Coca-Cola, Dettol, Red Bull, Pepsi, LG, Nippon Paint, Valvoline, Dialog, AIA, and others. For the year ended December 31, 2024, sponsorship fees represented approximately 20% of IPG’s total revenue, or approximately $2.4 million.

Broadcast and Streaming Rights. The Company earns licensing fees by granting third-party broadcasters and digital platforms the right to air or stream live cricket content. The Company’s international media rights cover television, radio, digital, pay television, betting, gaming, in-flight, mobile, and internet rights on an exclusive basis throughout the world excluding Sri Lanka, where terrestrial media rights are granted on an exclusive basis. For the year ended December 31, 2024, broadcast rights represented approximately 5% of IPG’s total revenue, or approximately $608,000.

Betting Data Rights. The Company licenses exclusive rights to collect and distribute real-time match data for betting purposes, including delivery of live, ball-by-ball statistical feeds for LPL tournaments, subject to compliance with applicable laws including ICC guidelines and regulations and the laws of the countries in which the broadcast takes place.

Other Revenue. The Company also earns revenue from team jersey sponsorship sales, ticketing income from the sale of match tickets to spectators attending live events, franchisee box catering, ground branding and on-ground sales at match venues, and reimbursement income. For the year ended December 31, 2024, other revenue collectively represented approximately 4% of IPG’s total revenue.

The Lanka Premier League

The Lanka Premier League is a professional franchise T20 cricket league established in 2020 in Sri Lanka, bringing together top Sri Lankan cricketers and leading international stars. The LPL is intellectual property owned by Sri Lanka Cricket; IPG holds the exclusive global commercial and media rights (excluding certain Sri Lankan domestic rights reserved by SLC) under the Master Event Rights Agreement dated October 14, 2020 (the “Event Rights Agreement”). Matches are played in the Twenty20 format by five franchise teams named after Sri Lankan cities: the Colombo Strikers, Dambulla Sixers, Jaffna Kings, Galle Marvels, and Kandy Falcons. Each team features a squad of up to 100 local and 50 international players selected through an annual player auction process. As of the completion of the 2024 season, there have been five editions of the tournament.

Since its inaugural season in 2020, the LPL has demonstrated consistent growth in audience reach and sponsorship media valuation. Season 1 (2020) achieved a TV audience of approximately 155 million, a digital audience of approximately 218 million, and a sponsorship media valuation of approximately $54.5 million. Season 2 (2021) grew to a TV audience of approximately 168 million, a digital audience of approximately 228 million, and a sponsorship media valuation of approximately $82.5 million. Season 3 (2022) reached a TV audience of approximately 212 million, a digital audience of approximately 261 million, and a sponsorship media valuation of approximately $114.7 million. Season 4 (2023) expanded to a TV audience of approximately 315 million, a digital audience of approximately 282 million, and a sponsorship media valuation of approximately $149.5 million. The most recent completed season, Season 5 (2024), achieved a TV audience of approximately 380 million, a digital audience of approximately 293 million, and a total sponsorship media valuation of approximately $176.5 million, representing year-over-year growth of approximately 18%. The cumulative sponsorship media valuation across all five LPL seasons from 2020 through 2024 was approximately $510.2 million. For Season 5 (2024), the sponsorship media valuation was comprised of approximately $100.9 million attributable to TV, $37.8 million to OTT/digital platforms, $26.2 million to social media, and $11.6 million to press coverage. LPL content has been distributed through major global broadcasters including Star Sports, Sony LIV, Sony Pictures Networks, A Sports HD, Kayo, Willow Live, Fox Sports, T Sports, Ten Cricket, beIN Sports, Free Sports, SportsMax, and Sony Six, among others.

The sixth edition of the LPL was staged from December 1 to December 23, 2025, across three premier venues in Sri Lanka — Colombo, Dambulla, and Kandy — featuring 24 matches over 24 days with five competing franchises. All match venues are International Cricket stadia owned by SLC.

Under the Event Rights Agreement, IPG holds four categories of exclusive rights: (A) Team Franchise / Team Ownership Rights — the right to select, engage, and manage franchise team owners for the LPL; (B) International Media Rights and Terrestrial Media Rights — exclusive rights to license television, radio, digital, pay television, betting, gaming, in-flight, mobile, and internet broadcasting of LPL matches globally; (C) Ground Sponsorship Rights — rights to manage and sell in-venue branding, including LED boards, boundary signage, stump branding, presentation ceremonies, and related activations; and (D) AV Production Rights — the right and obligation to produce all live and highlights content for LPL matches to internationally recognized ICC standards.

The Event Rights Agreement has an initial term of five annual tournaments commencing in 2020, with automatic one-year renewals subject to the timely payment of the Event Rights Fee or provision of a bank guarantee to SLC. The Company’s rights must be secured annually through the payment of an Event Rights Fee or the furnishing of an Irrevocable Unconditional Bank Guarantee by March 15 of each year. Failure to make timely payment or furnish the required guarantee could result in termination of the Company’s rights for that year. IPG also holds a first right of refusal to extend the agreement for an additional five-year term (through 2029), subject to mutually agreed terms.

In consideration for the Event Rights, IPG pays SLC a minimum guaranteed annual Event Rights Fee. The minimum guaranteed fee for the launch year was USD 1,500,000 for a 13-match format and USD 1,925,000 for a 23-match format. The Event Rights Fee escalates at approximately 10.5% to 11% per year for years two through five. For the addition of teams beyond the initial five teams, an additional fee of USD 300,000 per team is payable. Additionally, SLC is entitled to a revenue share of 10% of ground sponsorship and international media rights revenue during the first two years of the agreement, increasing to 20% for years three through five. SLC also receives USD 20,000 per year in consideration for terrestrial media rights. The Event Rights Fee is payable net of all taxes, withholdings, and bank charges.

SLC is responsible for all costs related to the Match Control Team including per diems, catering for match officials and staff, cricket balls, venue costs, security, janitorial and marketing communications costs, certain administrative expenses, and a component of the prize money. SLC releases to the Event Rights Partner the entirety of the ticket sales revenue generated from all LPL matches during the term of the agreement. The Event Rights Partner bears all costs and responsibility for printing, marketing, and the sale of tickets, subject to SLC’s prior approval of ticket design. SLC reserves the President’s and Minister’s Boxes, a VIP Box, 100 grand stand tickets, and 50 complimentary tickets on each tier, at no cost to SLC.

Geographic Expansion

In addition to the LPL in Sri Lanka, IPG holds or has secured exclusive league management and commercial rights for several additional cricket properties in various stages of development. IPG holds exclusive 10-year rights to the Singapore T10 League, awarded by the Singapore Cricket Association, which encompasses TV and digital broadcasting rights, production rights, franchise sales rights, and league management rights for what is expected to be the first T10 cricket league featuring both men’s and women’s competitions, with six teams in the initial year expanding to eight from the third year. IPG holds exclusive 10-year rights to the Malaysian T20 League under a long-term agreement with the Malaysian Cricket Association on an exclusive basis, covering linear TV, digital, operations, marketing, and commercial rights. IPG holds exclusive 20-year rights to the Zimbabwe T20 Cricket League under an agreement with Zimbabwe Cricket, encompassing full league management, broadcasting, sponsorship, and franchise rights. IPG also holds exclusive 20-year rights to Kuwait’s T20 League, T10 League, and Legends League under an agreement with Kuwait Cricket. These expansion initiatives are in various stages of development and are expected to extend the Company’s footprint across high-growth emerging cricket markets. There can be no assurance that any of these expansion initiatives will be completed on the terms anticipated, or at all, or that they will generate the revenue or returns expected. For the year ended December 31, 2024, approximately 82% of IPG’s total revenue was generated from customers based in Sri Lanka, with the remaining 18% derived from Zimbabwe.

Technology and Live Production Capabilities

The Company operates at the intersection of cutting-edge broadcast engineering and experiential digital entertainment. Our infrastructure enables seamless content delivery across television, live streaming, and in-person activations from international cricket stadia and other venues. For purposes of ensuring that the production quality conforms to internationally recognized standards in keeping with ICC regulations as well as ensuring the brand image of SLC and of the LPL is duly maintained and built, the Company and its sub-licensees are required to meet minimum audio-visual production standards as set out in the Event Rights Agreement.

Key production capabilities include: live broadcast engineering utilizing 26 cameras per match (including 6 DOF robotic dolly Buggy Cam, Hawk-Eye DRS with minimum specifications, super slow-motion cameras (Sony HDC-4300 4K / LDX86 or similar), ultra-slow-motion cameras (NAC or similar), stump cameras with Zing LED technology, spider cam, drone, and standard Sony HDC 2500/3500 / HDK97 cameras); Grass Valley Kayak HD 3.5 M/E vision mixing; EVS XT3 8/12-channel replay systems; Canon/Fujinon Super Wide lens arrays; satellite uplink and SNG distribution capabilities; and Hotspot technology for Decision Review System at the discretion of SLC. The Company is required to commit to broadcast/stream the feed live in full, covering every ball of each game, and to deliver a Clean Feed in High Definition in 16:9 aspect ratio, fully edited, completed, titled and synchronized as to dialogue, music and effects.

The Company also maintains studio and event production capabilities for the production of multiplatform content, branded formats, and digital programming, including comprehensive studio shows aired before, during, and after each day’s play. IPG’s broadcast technology platform includes Hawkeye DRS, spider cameras, drone cameras, buggy cameras, 3D HD cameras, and AR/VR graphics capabilities. IPG partners with leading cricket graphics solution providers, including aegraphics.tv and wTVision, which maintain long-standing working relationships with many of the world’s leading broadcasters, production houses, and sports governing bodies. IPG’s production crew includes experienced and world-renowned directors, skilled producers, cameramen, EVS operators, and broadcast engineers. Recent live broadcast productions (2023–2025) include the Bangladesh Tour of Sri Lanka, the West Indies Tour of Sri Lanka, the India Tour of Sri Lanka, LPL Seasons 4 and 5, the Legends Cricket Trophy, the Afghanistan Tour of Sri Lanka, the Zimbabwe Tour of Sri Lanka, ACC Men’s Under 19 Asia Cup, and the Ireland Tour of Zimbabwe, among others. These capabilities have also been applied to production for international cricket bilateral series across multiple continents since 2015.

Growth Strategy — Planned Verticals and Strategic Initiatives

Beyond the core IPG cricket operations, the Company is evaluating and pursuing a number of strategic initiatives to expand the Flash Sports & Media platform into adjacent verticals. These initiatives are in early stages and are subject to the negotiation and execution of definitive agreements, regulatory approvals, and the availability of sufficient capital. There can be no assurance that any of these initiatives will be consummated on the terms described below, or at all.

Our Competition

The Company operates in a competitive landscape that includes other sports media, event management, and rights-holding companies. In the T20 cricket league space, the Company competes for viewership, sponsorship, and franchise investment with established leagues including the Indian Premier League (IPL), Big Bash League (BBL), Caribbean Premier League (CPL), Pakistan Super League (PSL), and SA20, among others. In the broader sports media and experiential marketing space, we compete with global sports marketing agencies, broadcast production houses, and digital entertainment companies. Many of our competitors have significantly greater financial, technical, marketing, and other resources than we do. We believe our competitive advantages include our exclusive long-term contractual rights to the LPL and multiple other emerging cricket leagues, our vertically integrated model spanning rights ownership, production, franchise management, sponsorship sales, and media distribution, our track record of more than 5,000 hours of live broadcast production and established relationships with numerous national cricket boards, our demonstrated ability to grow the LPL’s sponsorship media valuation from approximately $54.5 million in Season 1 to approximately $176.5 million in Season 5, our global footprint with offices in six countries and operational experience across 14 countries, and our multi-market expansion strategy targeting high-growth emerging cricket markets.

Our Clients

The Company’s clients and commercial counterparties include franchise team owners, corporate sponsors, broadcasters and digital streaming platforms, sports governing bodies, and media distribution agencies. IPG maintains working relationships with leading sports media agencies, including Sunset+Vine, ITW, and IMG Reliance, which facilitate the distribution and monetization of IPG’s broadcast and media content globally. In 2023, sales to four customers individually exceeded 10% of the Company’s total revenue. Collectively, these customers represented approximately 53% of total revenue. The Company’s reliance on these major customers presents a concentration risk. The loss of any of these customers or a significant reduction in their orders could have a material adverse effect on the Company’s financial performance. The Company continues to focus on efforts to diversify its customer base and geographic reach to mitigate such risks.

Intellectual Property

The Company’s intellectual property consists primarily of its contractual rights under the Event Rights Agreement with SLC, which grants exclusive commercial exploitation rights for the LPL. All intellectual property related to the LPL brand, including without limitation the LPL name, logo, trade names, trademarks, and marks (collectively, “SLC’s IP”), remains at all times vested in, and the sole and exclusive property of, SLC absolutely. At SLC’s request, the Event Rights Partner shall forthwith discontinue use of and return or destroy any material containing any of SLC’s IP. Nothing contained in the Event Rights Agreement shall have the effect of assigning or otherwise transferring any SLC intellectual property rights or marks to the Event Rights Partner or third party. All proprietary rights and intellectual property rights in respect of the Clean Feed and Highlights produced by the Event Rights Partner and/or its licensees for purposes of AV Production Rights vest absolutely with SLC.

The Company also holds proprietary intellectual property related to its production processes, technical know-how, and operational methodologies for live broadcast production of cricket and other sporting events. The Company may hold trademarks related to the Flash Sports & Media brand and associated sub-brands, which are in the process of being formalized.

Human Capital

As of December 31, 2025, the Company has approximately 5 employees, representing the core values and objectives of the Company.

Our employees are our most important assets, and they set the foundation for our ability to achieve our strategic objectives. Our employees play a central role in the success of our long-term strategy. Our values direct the management of our company and are built on the foundation that our people and the way we treat one another promote inclusion, creativity, innovation, and productivity, which drives the Company’s success. We believe we offer fair, competitive compensation and benefits that support our employees’ overall well-being and foster their growth and development.

Regulation

The Company’s operations are subject to a variety of laws and regulations across the jurisdictions in which it operates, including the United States, the United Arab Emirates, Sri Lanka, and other countries where it holds or exploits media and commercial rights.

International Cricket Council (ICC) Regulations. The Company’s operations in connection with the LPL are subject to ICC requirements, guidelines, and codes of conduct, including anti-corruption codes, anti-doping regulations, and broadcast production standards. The Event Rights Partner and/or any of its sub-licensees and/or any Team Franchise Holder/Team Owner shall be governed by the relevant ICC requirements, guidelines and codes of conduct and any documents with regard to such requirements, guidelines and codes of conduct are developed by SLC for the SLC, LPL keeping in line with the relevant ICC documents on same. Team Franchise Holders/Team Owners shall not be engaged in any betting, wagering, or similar activity and/or be involved in products such as alcohol and tobacco products as would constitute any actual or perceived conflict with the anti-corruption codes and best practices applicable to the game of cricket in Sri Lanka.

Sri Lankan Law. The Event Rights Agreement is governed by and construed in all aspects in accordance with the laws of Sri Lanka. Any disputes arising in relation to the agreement shall be resolved by arbitration in accordance with the Rules of the International Chamber of Commerce in Colombo, Sri Lanka, with proceedings conducted in English.

United Arab Emirates Law. IPG is incorporated in the Fujairah Media Free Zone under UAE law. Effective January 1, 2024, the United Arab Emirates introduced a federal Corporate Tax regime under Federal Decree-Law No. 47 of 2022 on the Taxation of Corporations and Businesses. Under this law, taxable income exceeding the exemption threshold is subject to corporate tax at a standard rate of 9%. In accordance with Article 37 of the UAE Corporate Tax Law, tax losses incurred in a financial year may be carried forward and utilized to offset up to 75% of the taxable income in subsequent financial years.

Securities Regulation. As a public company listed on the Nasdaq Capital Market, the Company is subject to the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the rules and regulations of the SEC and Nasdaq.

Anti-Corruption and Anti-Bribery. The Company’s operations in multiple international jurisdictions subject it to anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act. The Event Rights Agreement includes specific representations and covenants by the Event Rights Partner that it, its sub-licensees, affiliates, officers, directors, employees and agents, and the Team Franchise Holders/Team Owners shall at all times comply with all anti-corruption and/or anti-bribery laws of Sri Lanka, the laws applicable in the whole of or any part of the Territory, and as are or may be applicable in the performance of the agreement.

Betting and Gaming Regulations. The Company licenses betting data rights in connection with LPL matches. Advertising in respect of tobacco, liquor, and gambling would not be permitted in Sri Lanka, including any other prohibitions as stipulated by local laws and regulations and ICC from time to time. In respect of the rest of the world, the Event Rights Partner shall ensure that the laws and regulations applicable to the countries in which the broadcast takes place are adhered to and that ICC rules and regulations should always be complied with in respect of advertising of tobacco, liquor, and gambling.

Legacy Operations — Controlled Environment Agriculture

Prior to the Merger, the Company historically operated as an integrated professional services and design-build firm offering value-added architectural, engineering, and construction management solutions to the Controlled Environment Agriculture (“CEA”), industrial, healthcare, and other commercial sectors. After making the decision to exit its core business sectors in the third quarter of 2025 due to changing market conditions and the Company’s inability to raise significant funds due to its filing status and compliance with the Nasdaq, the Company began the process of selling assets, reducing its workforce, and preparing for the Merger. The wind-down of legacy operations proceeded as follows: In mid-July 2025, the Board of Directors commenced discussions regarding the disposition of the Services business, and on July 30, 2025 the Board voted to proceed with the sale. On August 14, 2025, the Company entered into a non-binding letter of intent to sell substantially all of the assets of 2WR of Georgia, Inc. On August 27, 2025, the transaction was consummated as a sale of the stock of 2WR of Georgia, Inc. On August 21, 2025, Gemini Finance Corp. foreclosed on the assets of UG Construction, Inc. (“UG Construction”) in connection with a default under the terms of its loan to UG Construction. On September 4, 2025, Gemini acquired the assets of UG Construction in connection with an Article 9 sale, effectively shutting down the Construction business; all Construction assets were written off as of September 30, 2025. On November 5, 2025, the Company sold certain customer lists of 2WR of Colorado, Inc. to the same counterparty that acquired 2WR of Georgia, Inc. for $143,000 in cash. The Company ceased operations of UG Engineering during the third/fourth quarter of 2025, effectively discontinuing all remaining Services operations. Due to cash flow issues, the Company laid off all of its sales team, including those targeting equipment sales, during the third quarter of 2025, resulting in virtually no equipment revenue in the fourth quarter of 2025. During the fourth quarter of 2025, the Company wound down its remaining services businesses and furloughed those employees. The Services business was presented as discontinued operations in the Company’s Form 10-Q for September 30, 2025, and prior period balances were reclassified for comparative purposes in accordance with ASC 205-20.

As of December 31, 2025, the legacy CEA business had been substantially wound down. The Company’s equipment reselling division, which historically operated as a value-added reseller of equipment systems to the CEA sector working with a select group of manufacturers and vendor partners, generated virtually no revenue in the fourth quarter of 2025 following the layoff of the entire sales team during the third quarter. The historical financial results for the fiscal year ended December 31, 2025 presented elsewhere in this Report reflect the legacy urban-gro operations, as the Merger closed subsequent to the period end on February 17, 2026. For an overview of additional developments in the business since December 31, 2025, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events.”

Binding Letter of Intent and Merger with Flash Sports & Media, Inc.

On October 14, 2025, we entered into a binding letter of intent (the “LOI”) with Flash Sports & Media, Inc. (“Flash”), led by Chief Executive Officer Suren Ajjarapu, regarding a proposed transaction pursuant to which the parties intended to merge Flash with and into a newly formed wholly-owned subsidiary of us, which would then merge with and into a second wholly-owned subsidiary of us (collectively, the “Merger”). Pursuant to the LOI, Flash was valued at $180 million for purposes of the transaction. The parties agreed, subject to satisfaction of certain conditions, to negotiate and execute a definitive merger agreement in accordance with the terms set forth in the LOI. Flash paid us a cash deposit of $200,000 within fifteen days following the date of the LOI.

In connection with the Merger, the stockholders of Flash would receive (i) unregistered shares of our common stock equal to 19.99% of the outstanding shares of common stock as of immediately prior to the Merger, and (ii) unregistered shares of a newly-created series of non-voting preferred stock (the “Preferred Stock”) that would be economically equivalent to common stock and would automatically convert into common stock upon receipt of approval by our stockholders. The LOI contemplated that the former stockholders of Flash would own approximately 90% of the resulting company following the Merger, assuming full conversion of the Preferred Stock. Upon closing of the Merger, we would change our name to Flash Sports & Media Holdings, Inc. or a similar name, subject to stockholder approval. The Merger was completed on February 17, 2026. For further details on the terms of the Merger, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events.”

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

On August 21, 2025, we received a notification from Gemini stating that Gemini would proceed with a foreclosure and private sale of substantially all of the assets of UG Construction in an Article 9 sale process, pursuant to Section 9601 et seq. of the California Commercial Code (the “Asset Sale”). The Asset Sale occurred on September 4, 2025, at which Gemini acquired the assets constituting the collateral under the line of credit for $450,000. This Gemini foreclosure event (UG Construction assets) is separate from the August 27, 2025 Stock and Asset Purchase Agreement relating to 2WR of Georgia, Inc.; both events are components of the Company’s broader wind-down of legacy CEA operations and are each discussed in Note 4 – Discontinued Operations. The foreclosure was a non-cash transaction: the assets were derecognized at their carrying value, a loss on foreclosure was recognized in the consolidated statements of operations, and the transaction is reflected as a non-cash adjustment in the consolidated statements of cash flows.

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

On October 14, 2025, we received service of process for a lawsuit filed by Grow Hill against us in the District Court for the City and County of Denver, Colorado (Case No. 2025CV33546) alleging breach of contract and fraud. Pursuant to the complaint, Grow Hill stated that we were in default under the Secured Promissory Note due to a failure to timely make payments, and elected to accelerate all amounts due under the Secured Promissory Note, including a default fee equal to 1% of the outstanding principal amount. We are currently investigating available options to resolve the complaint and intend to vigorously defend the allegation of fraud.

As of December 31, 2025, the Company was in default under the Grow Hill Secured Promissory Note. Monthly payments of $87,500 plus interest ceased after the April 2025 payment. The outstanding balance was approximately $1,487,500 at December 31, 2025. Subsequent to year-end, the Company is in discussions for the Grow Hill debt to be acquired by a third party.

The Grow Hill loan agreement contained a covenant requiring the Company to maintain a Receivable Ratio of at least 2.00:1.00, calculated monthly. The Company failed to maintain the required ratio, which constituted an event of default.

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

As of December 31, 2025, the Company had made only the initial partial payment of $25,000 on August 27, 2025. The required $50,000 monthly payments for September through December 2025 were not made. The outstanding balance was approximately $374,512 at December 31, 2025, inclusive of accrued interest. The note matured on March 18, 2026.

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

On January 6, 2026, the Company received a determination letter (the “January 6, 2026 Determination”) from Nasdaq stating that because the Company did not hold an annual meeting of stockholders within twelve months from the Company’s prior fiscal year end as required by Nasdaq Listing Rule 5620(a), the resulting non-compliance would be an additional basis for delisting the Company’s securities. The January 6, 2026 Determination notified the Company that the Panel would consider the matter in their decision regarding the Company’s continued listing on the Nasdaq Capital Market, and requested that the Company present its views with respect to the additional deficiency in writing by January 9, 2026. The Company made a submission to the Panel by the requested date and requested an additional extension to comply with the Bid Price Rule, the Stockholders’ Equity Requirement, and the Timely Filing Requirement.

On January 13, 2026, the Panel notified us that it had granted a further extension to regain compliance with the Stockholders’ Equity Requirement, the Annual Meeting Requirement, and the Timely Filing Requirement on or before February 17, 2026 and with the Bid Price Rule on or before February 24, 2026. On January 30, 2026, we held our 2025 Annual Meeting. On February 9, 2026, we effected a 1-for-25 reverse stock split. On February 17, 2026, we completed the Merger and filed all delinquent reports. On March 4, 2026, Nasdaq confirmed we had regained compliance and placed us on a one-year Discretionary Panel Monitor under Listing Rule 5815(d)(4)(A). Although we regained compliance, there can be no assurance that we will maintain compliance with applicable Nasdaq Listing Rules. If we fail to meet the conditions set forth in our compliance plan or if Nasdaq delists our securities from trading for any other reason, we could face significant material adverse consequences, including:

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer materially. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Operations

We have a limited operating history under the Flash Sports & Media platform and may not be able to successfully execute our business plan.

The Company completed the Merger with Flash on February 17, 2026. Flash was incorporated on August 7, 2023 and had not generated any revenue prior to the Merger. While IPG, which is now a wholly owned subsidiary of Flash and therefore of the Company, has generated revenue from cricket-related operations since 2020, the combined entity has a limited operating history as a publicly traded sports and media company. There can be no assurance that we will be able to successfully integrate the operations of Flash, IPG, and the Company, or that we will achieve profitability. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development in rapidly evolving markets.

We are substantially dependent on a single contractual relationship with Sri Lanka Cricket for a significant majority of our revenue.

Substantially all of IPG’s revenue is derived from the commercialization of rights granted under the Master Event Rights Agreement with SLC for the Lanka Premier League. The loss, non-renewal, or material modification of this agreement would have a material adverse effect on our business, financial condition, and results of operations. The Event Rights Agreement requires annual payment of an Event Rights Fee or provision of a bank guarantee by March 15 of each year; failure to make timely payment could result in termination of the Company’s rights for that year. Although the agreement provides for automatic one-year renewals, IPG’s rights must be secured annually, and there can be no assurance that the agreement will be renewed on favorable terms, or at all.

We have a going concern qualification and a history of net losses and accumulated deficits.

Both IPG and Flash have received going concern qualifications from their respective auditors. As of December 31, 2024, IPG had an accumulated deficit of approximately $4.6 million and a working capital deficit of approximately $1.9 million. Flash had an accumulated deficit of $500,000 as of December 31, 2024 and had never generated revenue. The Company (legacy urban-gro) had an accumulated deficit of approximately $120.6 million and a stockholders’ deficit of approximately $40.9 million as of December 31, 2025. There can be no assurance that the combined entity will achieve or sustain profitability.

Our revenue is concentrated among a limited number of customers and geographies.

For the year ended December 31, 2024, approximately 82% of IPG’s total revenue was generated from customers based in Sri Lanka, with the remaining 18% derived from Zimbabwe. In 2023, sales to four customers individually exceeded 10% of IPG’s total revenue, collectively representing approximately 53% of total revenue. The loss of any significant customer or a significant reduction in business from Sri Lanka or Zimbabwe could have a material adverse effect on our financial performance. The Company continues to focus on efforts to diversify its customer base to mitigate such risks.

Our business is dependent on the continued popularity and growth of cricket, particularly T20 cricket, in our target markets.

Our revenue is substantially derived from the commercialization of T20 cricket league rights. Any decline in the popularity of cricket or T20 cricket in Sri Lanka, or in international markets where we distribute media content, could reduce demand for media rights, sponsorships, franchise ownership, and ticketing, which would materially and adversely affect our business, financial condition, and results of operations.

We are subject to risks associated with international operations.

The Company conducts operations in the United Arab Emirates, Sri Lanka, Zimbabwe, and other international markets, and is subject to risks inherent in international operations, including political and economic instability, currency fluctuation risk, regulatory uncertainty, foreign tax regimes (including the recently enacted UAE Corporate Tax), sanctions and trade restrictions, cultural and legal differences, and challenges in enforcing contractual rights across jurisdictions. Any of these factors could materially and adversely affect our operations and financial results.

We depend on key personnel, including the founder and chairman of IPG.

The Company’s success depends in significant part on the continued services and leadership of key individuals, including Anil Mohan Sankhdhar, the founder and chairman of IPG, who has been instrumental in building the Company’s relationships with SLC, franchise owners, sponsors, and broadcast partners, and Bradley Nattrass, the Company’s Chairman and Chief Executive Officer. The loss of any of these individuals’ services could have a material adverse effect on our business and operations. We do not currently maintain key-person life insurance on any of our executives.

Force majeure events, including pandemics, natural disasters, terrorism, and political unrest, could disrupt our tournament operations.

The LPL and our other cricket events are live, in-person sporting events that are subject to disruption or cancellation due to force majeure events. Under the Event Rights Agreement, the full Event Rights Fee remains payable by the Event Rights Partner to SLC even if the whole or any part of the Tournament is curtailed, cancelled, or abandoned due to any Force Majeure event, after the date of commencement of the Tournament. Force Majeure events include, but are not limited to, acts of God, war, riot, strike, civil commotion, terrorism, pandemics, epidemics, fire, earthquake, storm, flood, tsunami, explosion, and acts of Government. Any such disruption could materially and adversely affect our revenue, reputation, and operations.

Our expansion into new markets and new business verticals involves significant risks and uncertainties.

We have announced expansion plans for T20 cricket league operations in Malaysia, Zimbabwe, Bangladesh, and the United Arab Emirates. We are also pursuing potential strategic combinations and partnerships in the esports and entertainment sectors, including a potential combination with Infinity Esports & Gaming, a Latin American esports organization that operates gaming centers across multiple countries and holds branded intellectual properties, and the potential development of Dune Bridge Capital, an investment and strategic capital deployment vertical focused on film, television, sports, and digital media. Each of these initiatives involves significant execution risk, including the need to negotiate and execute definitive agreements, secure regulatory approvals, recruit qualified local personnel, obtain adequate financing, and build local infrastructure. As of the date of this Report, no definitive agreements have been entered into with respect to the esports or entertainment verticals. There can be no assurance that any of these expansion or diversification initiatives will be completed on the terms anticipated, or at all, or that they will generate the revenue or returns expected.

We face significant competition in the sports media and entertainment industry.

The sports media and entertainment industry is highly competitive. We compete for viewership, sponsorship dollars, franchise investment, media rights fees, and talent with larger, better-capitalized companies and established cricket leagues, including the IPL, BBL, CPL, PSL, and SA20. Many of our competitors have significantly greater financial, technical, marketing, and other resources than we do. There can be no assurance that we will be able to compete effectively.

Risks Related to the Merger and Integration

The Merger may not achieve its intended benefits, and integration of the combined businesses involves significant risks.

The success of the Merger depends on, among other things, our ability to successfully integrate the operations, technologies, and personnel of Flash, IPG, and the legacy urban-gro business, achieve anticipated revenue growth, realize cost synergies, and retain key customers, partners, and employees. Integration may be more difficult, time-consuming, or costly than expected, and there can be no assurance that we will realize the expected benefits of the Merger.

Following the Merger, former Flash stockholders are expected to own a minimum of 90% of the combined company, resulting in significant dilution to existing stockholders.

Under the terms of the Merger Agreement, Flash stockholders received shares of UGRO common stock equal to 19.99% of the outstanding shares immediately prior to certain prior issuances, as well as shares of newly created non-voting convertible preferred stock that, upon stockholder approval of the conversion, would result in former Flash stockholders owning approximately 90% of the combined company on a fully-converted basis. This represents substantial dilution to the Company’s existing stockholders.

The Company changed its independent auditor in connection with the Merger, which may increase the risk of accounting errors or restatements.

On March 03, 2026, the Company dismissed Sadler, Gibb & Associates, LLC as its independent registered public accounting firm and appointed Suri and Co., Chartered Accountants of Chennai, India to audit the Company’s financial statements for the year ended December 31, 2025. The transition to a new auditor during a period of significant business transformation increases the risk of accounting errors, delays in financial reporting, or the need for restatements.

Risks Related to Nasdaq Listing and Capital Structure

We have a history of non-compliance with Nasdaq listing standards and may be unable to maintain our Nasdaq listing.

The Company has experienced multiple instances of non-compliance with Nasdaq listing standards, including the minimum bid price requirement, timely filing of periodic reports, minimum stockholders’ equity requirement, and annual meeting requirement. While the Company regained compliance with these requirements as of March 2026, Nasdaq has placed the Company on a one-year Discretionary Panel Monitor under Listing Rule 5815(d)(4)(A). Any future non-compliance could result in delisting, which would materially and adversely affect the liquidity and trading price of our common stock.

We have limited liquidity and may require additional financing to fund our operations.

As of December 31, 2025, the Company had cash of approximately $10,000 and negative working capital of approximately $42.7 million. Our ability to continue operations is dependent on our ability to generate sufficient revenue and/or obtain financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition, and operating results.

We have significant outstanding liabilities and legal proceedings that could adversely affect our financial condition.

The Company has significant accounts payable, contract liabilities, notes payable, and accrued expenses. Additionally, the Company is subject to various legal proceedings, including lawsuits by creditors, equipment suppliers, and former contractors. Adverse outcomes in any of these proceedings could materially affect our financial position and results of operations.

Risks Related to Regulatory and Legal Matters

We are subject to anti-corruption, anti-bribery, and sports integrity laws and regulations.

The Company and its subsidiaries, sub-licensees, franchise holders, and team owners are required to comply with anti-corruption and anti-bribery laws in all jurisdictions in which we operate, as well as ICC anti-corruption codes. Any violation of these laws or codes could result in criminal penalties, fines, suspension, or termination of our Event Rights, any of which could have a material adverse effect on our business.

Changes in tax laws or regulations, including the recently enacted UAE Corporate Tax, could increase our tax burden.

IPG is subject to the UAE Corporate Tax Law effective January 1, 2024, which imposes a 9% tax on taxable income exceeding the exemption threshold. Changes in applicable tax laws or their interpretation, or the enactment of new taxes in jurisdictions where we operate, could increase our effective tax rate and adversely affect our financial results.

The Event Rights Agreement is governed by Sri Lankan law and disputes are subject to international arbitration, which may be costly and time-consuming.

The Event Rights Agreement is governed by the laws of Sri Lanka, and disputes are subject to arbitration in Colombo under the Rules of the International Chamber of Commerce. The number of arbitrators shall be three, and each party shall be entitled to select one arbitrator each, with the third selected jointly to act as Chairman of the Arbitral Tribunal. Enforcing contractual rights through international arbitration may be more costly, time-consuming, and uncertain than litigation in U.S. courts, and arbitral awards may be difficult to enforce in other jurisdictions.

We had negative cash flow from operations for the fiscal years ended December 31, 2025 and December 31, 2024.

We had negative cash flow from operations of $0.1 million and $2.8 million for the years ended December 31, 2025 and 2024, respectively. To the extent that we have negative cash flow from operations in future periods, we may need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. We may not be able to generate positive cash flow from our operations and additional capital or other types of financing may not be available when needed or on terms favorable to us.

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

Although we regained compliance with Nasdaq’s continued listing requirements in March 2026, we are currently subject to a one-year Discretionary Panel Monitor. If we fail to maintain compliance during the monitoring period, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase our common stock when they wish to do so, as well as adversely affect our ability to issue additional securities and obtain additional financing in the future.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025, management identified material weaknesses as described under Item 9A. “Controls and Procedures.” We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our share price.

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

On October 14, 2025, we received service of process for a lawsuit filed by Grow Hill against us in the District Court for the City and County of Denver, Colorado (Case No. 2025CV33546) alleging breach of contract and fraud. Pursuant to the complaint, Grow Hill stated that we were in default under the Secured Promissory Note due to a failure to timely make payments, and elected to accelerate all amounts due under the Secured Promissory Note, including a default fee equal to 1% of the outstanding principal amount. We are currently investigating available options to resolve the complaint and intend to vigorously defend the allegation of fraud.

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

As of December 31, 2025, the Company had made only the initial partial payment of $25,000 on August 27, 2025. The required $50,000 monthly payments for September through December 2025 were not made. The outstanding balance was approximately $374,512 at December 31, 2025, inclusive of accrued interest. The note matured on March 18, 2026.

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

RK Mechanical- complaint filed

On June 27, 2025, RK Mechanical LLC (“RK”) filed a complaint against UG Construction and certain other defendants, with SVC Manufacturing Inc. as cross-claimant and UG Construction as cross-defendant, in the Superior Court of Arizona for Maricopa County (Case No. CV2025-022680). The complaint alleged that UG Construction served as general contractor for the construction of a PepsiCo plant in Tolleson, Arizona, and that as a result of work completed by RK, UG Construction owed $1,522,716 to RK as a result of alleged breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Arizona Prompt Payment Act, and lien foreclosure. On or about October 2025, a default judgment was entered against UG Construction for $1,511,716, plus prejudgment interest of $288,346 and post-judgment interest at 8.25% plus $10,057 in attorney fees.

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

Cullens v. Urban-Gro, Inc. et al.

On December 24, 2025, Christopher W. Cullens (“Mr. Cullens”), a former employee of urban-gro, Inc. (the “Company”), filed a complaint against the Company and Bradley Nattrass, the Company's Chief Executive Officer, in the District Court, Boulder County, State of Colorado (Case No. 2025CV31164). Mr. Cullens served as Vice President of Construction Operations pursuant to a written employment agreement and was terminated without cause on November 14, 2025, following an unpaid furlough that began in August 2025.

The complaint asserts claims for: (i) violation of the Colorado Wage Claim Act, C.R.S. § 8-4-101, et seq. (the "CWA"), against the Company and Mr. Nattrass; (ii) breach of contract against the Company; and (iii) unjust enrichment against the Company, pleaded in the alternative. Mr. Cullens alleges that, at the time of his termination, he had earned and was vested in commissions totaling $650,000, which he contends constitute earned, vested, and determinable wages due and payable immediately upon discharge under the CWA. Mr. Cullens further alleges that he is entitled to a severance package consisting of nine months of his base salary and nine months of COBRA premium payments pursuant to the terms of his employment agreement. Mr. Cullens seeks, among other relief, payment of the unpaid commissions, statutory penalties of up to three times the unpaid wages under the CWA, the full value of the severance package, reasonable attorney's fees and costs, and such other relief as the court deems just and proper.

On March 30, 2026, the Company and Mr. Nattrass filed their answer to the complaint, generally denying the material allegations or asserting that they lack sufficient information or knowledge to admit or deny certain allegations. Among other defenses, the Company asserts that Mr. Cullens has been paid for his time worked, that all compensation considered earned, vested, and determinable has been paid, that Mr. Nattrass is not an "employer" under the CWA, and that Mr. Cullens may have failed to mitigate his damages.

Concurrently with the answer, the Company filed counterclaims against Mr. Cullens asserting: (i) breach of contract; (ii) breach of the implied covenant of good faith and fair dealing; and (iii) unjust enrichment, pleaded in the alternative. The counterclaims arise out of an Acquisition Agreement and Plan of Merger entered into on or about March 13, 2022, among the Company, Emerald Merger Sub, Inc., Emerald Construction Management, Inc., Christopher Cullens, Charles Cullens, and Green Stone Property LLC (the "Acquisition Agreement"), and an Amended and Restated Indemnification Claim Agreement entered into on or about August 10, 2023, between the Company and Mr. Cullens (the “Amended Indemnification Agreement”). The Company alleges that, under Article VIII of the Acquisition Agreement and the Amended Indemnification Agreement, Mr. Cullens is obligated to indemnify the Company for certain pre-closing losses and specified project-related losses, including losses related to a project in Olathe, Kansas, and legal fees associated with at least six pending indemnification claims. The Company alleges that Mr. Cullens has failed to make the required indemnification payments. The Company seeks an award of its losses and damages, costs, pre- and post-judgment interest, and attorneys' fees and costs.

This litigation is in its preliminary stages. The Company believes the claims asserted in Mr. Cullens' complaint are without merit and intends to vigorously defend against them while pursuing its counterclaims. The outcome of this matter is inherently uncertain, and the Company is unable to predict the ultimate outcome or estimate the amount or range of loss, if any, that may result from this matter.

Other – Trade Vendors

Due to cash flow and working capital issues, the Company has been delinquent in paying vendors, some of which have filed lawsuits seeking judgment for payment. The amounts due to these vendors are included in accounts payable in the consolidated balance sheet as of December 31, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 17, 2021, we completed a public offering of 6,210,000 shares of our common stock (248,400 shares on a post–1-for-25 reverse stock split basis), inclusive of the underwriters’ full overallotment, at $10.00 per share ($250.00 per share on a post-split basis), for total gross offering proceeds of $62,100,000. In connection with the offering, we received approval to list our common stock on Nasdaq Capital Market under the symbol “UGRO.” Prior to the offering, shares of our common stock were quoted on the OTC Markets Group, Inc. OTCQX Marketplace under the symbol “UGRO.” Although our shares were quoted on the OTCQX Marketplace from October 7, 2019 through February 11, 2021, because trading on the OTCQX Marketplace was infrequent and limited in volume, the prices at which such transactions occurred did not necessarily reflect the price that would have been paid for our common stock in a more liquid market.

The trading price of our common stock has been, and may continue to be, subject to wide price fluctuations in response to various factors, many of which are beyond our control, including those described in Part I, Item 1A, “Risk Factors.”

HOLDERS

As of April 15, 2026, we had approximately 65 holders of record of our Common Stock. The number of shareholders of record does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

UNREGISTERED SALES OF EQUITY SECURITIES

During the year ended December 31, 2025, we issued the following securities that were not registered under the Securities Act:

●	The Company issued the following shares of the Company’s common stock to satisfy contingent consideration purchase price liabilities for acquisitions as follows (pre-split):

●	Gemini amendment fee: 150,000 shares (6,000 shares on a post–1-for-25 reverse stock split basis)

●	Gemini 3(a)(10) first tranche: 700,000 shares (28,000 shares on a post–1-for-25 reverse stock split basis)

●	J Brothers settlement: 150,000 shares (6,000 shares on a post–1-for-25 reverse stock split basis)

●	One Eyed Jack: 1,000,000 shares in January 2026 (40,000 shares on a post–1-for-25 reverse stock split basis) in January 2026

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

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the year ended December 31, 2025, the Company did not repurchase common stock. As of December 31, 2025, we have $1.4 million remaining under the repurchase program.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report. In addition, see “Cautionary Information about Forward-Looking Statements” included in this Report. When applicable, all share and per share amounts presented herein have been restated to reflect the implementation of the 1-for-25 reverse stock split as if it had occurred at the beginning of the earliest period presented.

Overview

The fiscal year ended December 31, 2025 was a period of significant strategic transformation for the Company. During the first three quarters of 2025, the Company continued to operate its legacy Controlled Environment Agriculture (“CEA”) design-build and equipment reselling businesses while pursuing the wind-down of its core operations. In the third quarter of 2025, the Company made the decision to exit its core business sectors due to changing market conditions and its inability to raise significant funds due to its filing status and compliance with the Nasdaq. The Company began selling assets, reducing its workforce, and preparing for a subsequent merger.

On October 14, 2025, the Company entered into a binding letter of intent with Flash Sports & Media, Inc. (“Flash”) regarding the proposed Merger. During the fourth quarter of 2025, the Company wound down its remaining services businesses and furloughed the associated employees. The Merger with Flash was completed on February 17, 2026, subsequent to the fiscal year end covered by this Report. As such, the financial results presented herein for the fiscal year ended December 31, 2025 reflect the legacy urban-gro operations only and do not include any revenue or expenses of Flash or IPG. For a description of the Company’s post-Merger operations, see “Item 1 — Business.”

Results of Operations

Revenue. For the year ended December 31, 2025, the Company generated revenue of $17.4 million compared to $31.2 million for the year ended December 31, 2024, a decrease of $13.8 million, or approximately 44%. This decrease was driven primarily by a $10.1 million decrease in construction design-build revenue and a $3.5 million decrease in equipment systems revenue, reflecting the Company’s ongoing wind-down of legacy operations.

Cost of Revenue. For the year ended December 31, 2025, cost of revenue was $17.2 million compared to $31.6 million for the year ended December 31, 2024, a decrease of $14.3 million, or approximately 45%. Gross profit was approximately $174,000 for the year ended December 31, 2025, compared to gross loss of $388,000 for the comparable prior-year period. The improvement in gross margin from a gross loss to a gross profit reflects the Company’s cost reduction efforts outpacing the revenue decline during the wind-down period.

Operating Expenses. Operating expenses decreased by $9.8 million, or approximately 35%, to $18.1 million for the year ended December 31, 2025, compared to $28.0 million for the comparable prior-year period. This decrease resulted from a $3.7 million decrease in general and administrative expenses, a $0.7 million decrease in depreciation and amortization and $6.0 million decrease in impairment of goodwill and intangibles, reflecting headcount reductions and asset dispositions undertaken as part of the wind-down.

Non-Operating Expenses. Non-operating expenses increased significantly for the year ended December 31, 2025 compared to the prior-year period, primarily due to a $2.4 million loss recognized on the foreclosure of UG Construction assets in connection with the Gemini Finance Corp. settlement, as well as increased interest expense of $0.6 million.

Net Loss. Net loss from continuing operations was $21.6 million for the year ended December 31, 2025, compared to $29.4 million for the comparable prior-year period. Total net loss, including discontinued operations, was $22.1 million for the year ended December 31, 2025, compared to $36.5 million for the comparable prior-year period.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash of approximately $10,000 and negative working capital of approximately $44.8 million, compared to negative working capital of $26.5 million as of December 31, 2024, a decrease of $18.3 million. This deterioration in working capital was primarily attributable to a decrease in accounts receivable of $6.1 million, as well as increases in accounts payable and customer deposits of $4.7 million.

Net cash provided by operating activities was $0.8 million for the year ended December 31, 2025. This source of cash is the net effect of the net loss of $21.6 million, offset by non-cash expenses of $11.8 million, and an increase in net operating assets and liabilities of $11.2 million, offset by net cash used in operating activities of discontinued operations of $0.5 million.

Net cash used in investing activities was $1.8 million, primarily from purchase of property and equipment and discontinued operations.

Net cash used in financing activities was $3.5 million for the year ended December 31, 2025. Cash provided from financing activities during the year ended December 31, 2025 primarily relates to additions to notes payable for $1.7 million, partially offset by $5.1 million of payments made on notes payable.

The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient revenue and/or obtain financing sufficient to meet current and future obligations. The Company has produced multiple consecutive years of net losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Following the completion of the Merger on February 17, 2026, the Company believes that the combined entity’s operations, including IPG’s revenue-generating cricket commercialization business, will provide improved liquidity and a path toward sustainable operations. The Company may also seek to raise additional capital through equity or debt financing to support integration and growth initiatives. There can be no assurance that the Company will be able to raise capital on terms acceptable to the Company. If it is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its business, financial condition, and operating results.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Our most significant estimates for FY2025 relate to: Revenue Recognition (ASC 606) — For construction design-build contracts, revenue is recognized over time using the cost-to-cost input method, requiring estimates of total contract costs. Impairment of Long-Lived Assets and Goodwill (ASC 360-10-35 / ASC 350) — We evaluate recoverability whenever events indicate the carrying amount may not be recoverable; during 2025 impairment charges were recorded in connection with the wind-down. Allowance for Credit Losses (ASC 326-20) — Estimated based on historical loss experience, aging, current conditions, and forecasts; significant judgment was required given the wind-down. Stock-Based Compensation — Measured at grant date fair value using the Black-Scholes model. Income Taxes (ASC 740) — We maintain a full valuation allowance against net deferred tax assets. Significant judgment is required in evaluating realizability and estimating provisions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 27, 2026, the Company dismissed Sadler, Gibb & Associates, LLC (“Sadler”) as the Company’s independent registered public accounting firm. The decision to dismiss Sadler was approved by the audit committee of the Company’s board of directors on February 27, 2026. Sadler had been retained by the Company on May 29, 2024. Sadler’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022, 2023 and 2024 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

From the date Sadler was engaged by the Company through the date of dismissal, there were no disagreements with Sadler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Sadler, would have caused them to make reference thereto in their report on the financial statements. From the date Sadler was engaged by the Company through the date of dismissal, there were no reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On March 3, 2026, Suri and Co., Chartered Accountants (“Suri”), Certified Public Accountants of Chennai, India, were appointed by the Company to audit the Company’s financial statements for the year ended December 31, 2025. During the Company’s two most recent fiscal years and the subsequent interim periods preceding their appointment, neither the Company nor anyone on its behalf consulted Suri regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, nor has Suri provided to the Company a written report or oral advice regarding such principles or audit opinion, or (2) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2025 because of the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2025, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Plan to Remediate the Material Weaknesses

As it relates to the material weaknesses that existed as of December 31, 2025, we are currently in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weaknesses described above. Such plans include, but may not be limited to, the following:

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

While we believe these efforts will improve our internal controls and address the root cause of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented and we have concluded, through testing, that our controls are operating effectively for a sufficient period of time. The completion of the Merger with Flash Sports and Media, Inc. on February 17, 2026 has provided the Company with access to additional accounting and financial reporting resources, including experienced personnel with technical accounting expertise. Management believes these additional resources, combined with the remediation steps described above, will enable the Company to address and remediate the identified material weaknesses. However, there can be no assurance as to the timing of such remediation or that additional material weaknesses will not be identified in the future.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORTE GOVERNANCE

Directors

The following table and text set forth the name, age, position with the Company, and terms of service of each director as of April 15, 2026:

Name	Age	Position	Director Since
Bradley J. Nattrass	53	Chairperson of the Board and Chief Executive Officer	2017
James R. Lowe (1)	45	Director	2018
David Hsu (2)(3)	44	Director	2021
Sonia Lo(2)(3)	58	Director	2021
Donald Fell (1)(2)	84	Director	2026

(1)	Member of the Corporate Governance and Nominating Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Compensation Committee.

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

Changes in Directors and Executive Officers Subsequent to Year-End

The following changes in directors and executive officers occurred during the year ended December 31, 2025 and subsequent to year-end through the date of this Report:

Effective February 17, 2026, Anita Britt resigned from the Board of Directors. At the time of her resignation, Ms. Britt served as Chair of the Audit Committee and as a member of both the Compensation and Corporate Governance Committees. Ms. Britt did not advise the Company of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Effective February 18, 2026, Donald Fell was elected to the Board of Directors by unanimous written consent of the remaining Board members under Section 141(f) of the DGCL. Mr. Fell was appointed to serve as a member of the Audit Committee and the Nominating Committee and is an “independent” director as defined under applicable rules of Nasdaq and the SEC. Mr. Fell’s career has spanned over 40 years with a variety of academic and business organizations. He has served as an independent director of TRxADE HEALTH, INC. (2014–2024), Aesther Healthcare Acquisition Corp. (2021–2023), Oceantech Acquisition Corp. (2022–2023), Semper Paratus Acquisition Corp. (2023–2024), Kernel Group Holdings Corp. (2023–2024), and Powerup Acquisitions Corp. (2023–2024). He presently serves as independent director for Integrated Wellness Acquisition Corp. (since 2023), Scienture Holdings, Inc. (since 2024), Aspire Biopharma Holdings, Inc. (since 2025), Crown Reserve Acquisition Corp. (since 2025), and Wellgistics Health, Inc. (since 2025), serving on audit, compensation, governance, and nominations committees for those companies. From 1992 to 2025, Mr. Fell served as Professor and Institute Director for the Foundation for Teaching Economics (Davis, California) and adjunct graduate professor of economics at the University of Colorado, Colorado Springs. He previously held positions with the University of South Florida as a member of the Executive MBA faculty, Director of Executive and Professional Education, and Senior Fellow of the Public Policy Institute (1995–2012). Mr. Fell holds undergraduate and graduate degrees in economics from Indiana State University and has completed all but dissertation (ABD) in economics from Illinois State University. As a director, Mr. Fell receives annual compensation of $45,000, plus $5,000 each for serving on the Audit Committee and Nominating Committee, and restricted stock units having a value of $80,000 annually. David Hsu was designated Chair of the Audit Committee effective February 18, 2026, replacing Ms. Britt.

Following the completion of the Merger on February 17, 2026, the Company appointed Dick Akright and Eric Sherb, age 38, to serve as Co-Chief Financial Officers. Mr. Sherb previously served as Chief Financial Officer of Flash Sports and Media, Inc. and of Crown Reserve Acquisition Corp. I. He is a CPA with 16 years of experience in accounting advisory, auditing, and mergers and acquisitions. Mr. Sherb began his career at PricewaterhouseCoopers in New York City across a variety of industries including hedge funds, manufacturing, and healthcare. Following his time at PricewaterhouseCoopers, Mr. Sherb served as Audit Manager at RBSM LLP and Senior Manager at CFGI. Since October 2018, Mr. Sherb has been a founder and owner of EMS Consulting Services, LLC. Mr. Sherb has extensive experience in financial reporting and governance within the capital markets, including IPOs, direct listings, SPAC and de-SPAC transactions, and has served as chief financial officer and provided financial consultancy services for several Nasdaq and OTC clients, most recently Scienture Holdings, Inc. (Nasdaq: SCNX). As Co-Chief Financial Officer, Mr. Sherb receives an annual salary of $150,000. Bradley Nattrass continues to serve as Chairman and Chief Executive Officer of the combined company.

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

The Board held five meetings during 2025. Directors are expected to attend Board meetings, the Annual Meeting of Stockholders and meetings of the committees on which they serve, with the understanding that on occasion a director may be unable to attend a meeting. During 2025, each director attended 75% or more of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which such director then served. Every director then serving attended the 2025 Annual Meeting of Stockholders.

Audit Committee

Our Board has established an Audit Committee, which consists of three independent directors, Mr. Hsu (Chairperson), Ms. Lo, and Mr. Fell. Ms. Britt was Chairperson through February 2026. The Audit Committee held six meetings during 2025. The committee’s primary duties are to:

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

The Board has determined that Mr. Hsu is an “audit committee financial expert,” as that term is defined in the rules promulgated by the Securities and Exchange Commission (the “SEC”) pursuant to the Sarbanes-Oxley Act of 2012. The Board has further determined that each of the members of the Audit Committee shall be financially literate and that at least one member of the committee has accounting or related financial management expertise, as such terms are interpreted by the Board in its business judgment.

Compensation Committee

Our Board has established a Compensation Committee, which, in 2025, consisted of independent directors (as defined under the general independence standards of the Nasdaq listing standards and our Corporate Governance Guidelines): Mr. Wilks (Chairperson, until his resignation on August 26, 2025), Mrs. Britt, and Mr. Hsu. Following Mr. Wilks’ resignation, the committee consisted of Mrs. Britt and Mr. Hsu. Each member is a “non-employee director” (within the meaning of Rule 16b-3 of the Exchange Act). The Compensation Committee held two meetings during 2025. The committee’s primary duties are to:

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

Corporate Governance and Nominating Committee

Our Board has established a Corporate Governance and Nominating Committee, which, in 2025, consisted of independent directors, Mr. Lowe (Chairperson), Mr. Wilks (until his resignation on August 26, 2025) and Mrs. Britt. Following Mr. Wilks’ resignation, the committee consisted of Mr. Lowe and Mrs. Britt. The Corporate Governance and Nominating Committee held two meetings during 2025. The committee’s primary duties are to:

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

Environment, Social and Governance Committee

Our Board had established an ESG Committee, which consisted of three independent directors, Mr. Hsu (Chairperson), Mr. Lowe and Ms. Lo. The ESG Committee held four meetings during 2025 prior to its dissolution. The Board dissolved the ESG Committee on November 21, 2025. The committee’s primary duties were to:

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

Code of Business Conduct and Ethics

We have adopted a written code of business ethics and conduct (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The objective of the Code of Conduct is to provide guidelines for maintaining our and our subsidiaries integrity, reputation, honesty, objectivity and impartiality. The Code of Conduct addresses conflicts of interest, protection of our assets, confidentiality, fair dealing with stockholders, competitors and employees, insider trading, compliance with laws and reporting any illegal or unethical behavior. As part of the Code of Conduct, any person subject to the Code of Conduct is required to avoid or fully disclose interests or relationships that are harmful or detrimental to our best interests or that may give rise to real, potential or the appearance of conflicts of interest. Our Board will have ultimate responsibility for the stewardship of the Code of Conduct, and it will monitor compliance through our Corporate Governance and Nominating Committee. Directors, officers and employees will be required to annually certify that they have not violated the Code of Conduct. Our Code of Business Conduct and Ethics reflects the foregoing principles. The full text of our Code of Business Conduct and Ethics is published on our website at https://ir.urban-gro.com/investors/.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and any persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. SEC regulations require executive officers, directors, and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms furnished or available to the Company, the Company believes that its directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements for the year ended December 31, 2025, except for certain Form 4s relating to annual vesting of stock grants and tax withholdings related to those vested stock grants. The Company intends to file these delinquent reports on or before the annual shareholder meeting.

ITEM 11: EXECUTIVE COMPENSATION

Elements of Director Compensation

Beginning in January 2020, non-employee directors were granted restricted shares of common stock as an annual retainer and for serving as a member of a standing committee. Beginning in May 2021, non-employee directors were granted restricted shares of common stock and cash compensation as an annual retainer and for serving as a member of a standing committee. The following table below summarizes the 2025 Director Compensation:

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

Director Compensation Table

The following table provides information regarding director compensation during 2025. The compensation of Mr. Nattrass is reported in the Summary Compensation Table.

Name	Fees Earned ($)(1)	Stock Awards ($)(3)(4)(5)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Anita Britt	70,000	21,440	—	—	—	91,440
David Hsu	65,000	21,440	—	—	—	86,440
James R. Lowe	60,000	21,440	—	—	—	81,440
Lewis O. Wilks(2)	70,000	21,440	—	—	—	91,440
Sonia Lo	55,000	21,440	—	—	—	76,440

(1)	Fees were accrued, but not paid quarterly to the directors in 2025. Additionally, fourth quarter 2024 fees have not yet been paid.

(2)	Mr. Wilks resigned as a director on August 26, 2025.

(3)	Amounts represent the aggregate fair value of stock grants based on the closing stock price on the date of the grant.

(4)	The chart below shows the aggregate number of outstanding stock options and restricted stock units held by each non-employee director as of December 31, 2025.

(5)	In December 2025, Ms. Britt received a restricted common stock grant of 175,000 shares (representing 7,000 shares post the 1:25 reverse split) that were to vest upon the successful closing of the merger with Flash Sports & Media, Inc.

Director	Stock Options	Restricted Stock Units
Anita Britt	—	2,157
David Hsu	—	2,153
James Lowe	933	17,555
Lewis Wilks	866	4,042
Sonia Lo	—	2,234

We are a “smaller reporting company” under applicable SEC rules and are providing disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means that we are not required to provide a compensation discussion and analysis and certain other disclosures regarding our executive compensation. The following discussion relates to the compensation of our named executive officers for 2025, consisting of Bradley J. Nattrass, our Chairperson and Chief Executive Officer, and the two other individuals who served as executive officers during 2025: Richard A. Akright, who served as Chief Financial Officer (transitioning to fractional CFO on February 18, 2025), and Jason T. Archer, who served as Chief Operating Officer until his resignation on February 14, 2025.

We have a Compensation Committee that, in 2025, was comprised of Messrs. Wilks (until his resignation on August 26, 2025 whereon Mr. James Lower was added) and Hsu and Ms. Britt. Under our Compensation Committee charter, our Compensation Committee determines and approves all elements of executive officer compensation. The Compensation Committee’s primary objectives in determining executive officer compensation are (i) developing an overall compensation package that is at market levels and thus fosters executive officer retention and (ii) aligning the interests of our executive officers with our stockholders by linking a significant portion of the compensation package to performance.

Summary Compensation Table

The following Summary Compensation Table contains information regarding compensation that the Company paid to Mr. Nattrass and its two other most highly compensated executive officers for each of the periods indicated.

Name and Principal Position	Age	Year	Salary ($)(1)	Retention Incentive/ Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Bradley J. Nattrass(5)	53	2025	416,067	-	-	25,281	441,348
Chairperson of the Board and CEO		2024	450,000	76,800	159,300	25,281	711,381

Jason T. Archer (6)	50	2025	217,500	-	-	21,345	238,845
Chief Operating Officer		2024	315,000	20,166	92,925	25,281	453,372

Richard A. Akright (7)	66	2025	150,118	-	-	2,976	153,094
Chief Financial Officer		2024	288,462	35,000	-	17,605	341,067

(1)	Amounts represent cash salaries paid in each year. On September 1, 2025, Mr. Nattrass voluntarily reduced his annual salary from $450,000 to $350,000. Beginning on September 11, 2025, Mr. Nattrass’s salary started being accrued, but not paid.

(2)	Amounts reflect actual cash payments made during the fiscal year and represent payments under a Retention Incentive Plan that was put in place in 2023.

(3)	Amounts represent the aggregate fair value of stock grants based on the closing stock price on the date of the grant.

(4)	Represents amounts paid to Mr. Nattrass, Mr. Archer, and Mr. Akright for health insurance premiums paid on their behalf.

(5)	Mr. Nattrass received a stock grant of 135,000 shares (5,400 shares on a post–1-for-25 reverse stock split basis) in June of 2024.

(6)	Mr. Archer received a stock grant of 78,750 shares (3,150 shares on a post–1-for-25 reverse stock split basis) in June of 2024. Mr. Archer resigned on February 14, 2025. The Company and Mr. Archer entered into a severance agreement that was to pay Mr. Archer for six months of severance.

(7)	Mr. Akright resigned on February 18, 2025. The Company and Mr. Akright entered into a consulting and transition agreement that was to pay Mr. Akright for five months of severance and $185 per hour for ongoing consulting services, with a term ending December 31, 2025.

Employee Agreements

The following discussion relates to compensation arrangement on behalf of, and compensation paid by us to, Messrs. Nattrass, Archer, and Akright and that were in place during 2025.

Bradley J. Nattrass. We are a party to an employment agreement with Mr. Nattrass (the “Nattrass Agreement”), whereby he serves as our Chief Executive Officer. Pursuant to the Nattrass Agreement, he receives compensation pursuant to our standard programs in effect from time to time. In connection with cost-saving measures during 2025, Mr. Nattrass voluntarily reduced his annual salary from $450,000 to $350,000, and is eligible to receive stock options, restricted stock, stock units or other equity awards from time to time at the sole discretion of the Board in accordance with our 2021 Incentive Stock Option Plan or other equity plans that we may adopt. He is also entitled to participate in our group benefit plans.

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

Mr. Akright resigned on February 18, 2025. In connection with his resignation, the Company entered into a consulting and transition agreement that was to pay him five months of severance and $185 per hour for ongoing consulting services where he would continue to serve as the Company’s principal financial and accounting officer. The agreement had an initial term of three months and was extended on a month-to-month basis until it terminated on December 31, 2025. On January 1, 2026, a new consulting agreement was entered into, where he continued to serve as the Company’s principal financial and accounting officer, on a month-to-month term for $280 per hour.

Equity Incentive Awards

In June 2024, Mr. Nattrass received a restricted common stock grant of 135,000 shares (5,400 shares on a post–1-for-25 reverse stock split basis). Of this grant, 27,000 shares (1,080 shares on a post–1-for-25 reverse stock split basis) vest on each of January 1, 2025 and January 1, 2026 and 81,000 shares (3,240 shares on a post–1-for-25 reverse stock split basis) vest on January 1, 2027.

In December 2025, Mr. Nattrass received a restricted common stock grant of 650,000 shares (representing 27,000 shares post the 1:25 reverse split) that were to vest upon the successful closing of the merger with Flash Sports & Media, Inc.

In June 2024, Mr. Archer received a restricted common stock grant of 78,750 shares (3,150 shares on a post–1-for-25 reverse stock split basis). Of this grant, 15,750 shares (630 shares on a post–1-for-25 reverse stock split basis) vest on each of January 1, 2025 and January 1, 2026 and 47,250 shares (1,890 shares on a post–1-for-25 reverse stock split basis) vest on January 1, 2027. Mr. Archer resigned on February 14, 2025.

In December 2025, Mr. Akright received a restricted common stock grant of 250,000 shares (representing 10,000 shares post the 1:25 reverse split) that were to vest upon the successful closing of the merger with Flash Sports & Media, Inc.

Retirement Benefits

We provide all qualifying employees with the opportunity to participate in our tax-qualified 401(k) plan. The plan allows employees to defer receipt of earned salary, up to tax law limits, on a pre-tax basis. Accounts may be invested in a wide range of mutual funds. The Company matches 100% up to 4%.

Outstanding Equity Awards at Fiscal Year-End Table

The following table lists all of the outstanding stock awards held on December 31, 2025 by each of the Company’s named executive officers:

	Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Bradley J. Nattrass	6,883	$162,617	—	—
Richard A. Akright	1,139	$26,915	—	—

The following table lists all of the outstanding option awards held on December 31, 2025 by each of the Company’s named executive officers:

	Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date
Bradley J. Nattrass	—	—	—	$—	—
Richard A. Akright	33	—	—	$180	March 2029

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company’s only outstanding class of voting securities is its common stock. The following table sets forth information known to the Company about the beneficial ownership of its common stock on April 15, 2026 by (i) each current director; (ii) each current named executive officer; and (iii) all of the Company’s current executive officers and directors as a group. Other than as set forth below, no person known to us beneficially owns 5% or more of the outstanding common stock as of April 15, 2026. Unless otherwise indicated in the footnotes, each person listed in the following table has sole voting power and investment power over the common stock listed as beneficially owned by that person. Percentages of beneficial ownership are based on 1,128,140 shares of common stock outstanding on April 15, 2026. Unless otherwise indicated, the address for each stockholder listed below is urban-gro, Inc., 1751 Panorama Point, Unit G, Lafayette, Colorado 80026.

	Shares Beneficially Owned(1)
Name and Address of Beneficial Owner	Number	Percent
5% Stockholder:
NA		NA
Named Executive Officers and Directors:
Bradley J. Nattrass (2)	45,230	4.0%
Richard A. Akright	5,342	*
James R. Lowe	17,554	1.6%
Anita Britt (former)	2,157	*
Sonia Lo	2,233	*
David Hsu	2,152	*
Eric Sherb	0	*
All current executive officers and directors as a group (6 persons)	74,668	6.6%

(1)	Beneficial ownership as reported in the table has been determined in accordance with Rule 13d-3 under the Exchange Act and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned includes shares of common stock which may not be beneficially owned but over which a person would be deemed to exercise control or direction. The number of shares of common stock shown as beneficially owned includes shares of common stock subject to stock options exercisable and restricted stock units that were outstanding on April 15, 2026 and that will vest within 60 days of April 15, 2026. Shares of common stock subject to stock options exercisable and restricted stock units that will vest within 60 days after April 15, 2026 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.

(2)	Mr. Nattrass has his vested common stock pledged as security for a personal line of credit facility.

*	Indicates beneficial ownership of less than 1%

Equity Incentive Plans

As of December 31, 2025, our equity compensation plans consisted of the Company’s 2021 Equity Incentive Plan, which was adopted by the Board and approved by the stockholders in May 2021, the 2019 Equity Incentive Plan, which was adopted by the Board in March 2019 and approved by our stockholders in May 2019, and the Company’s 2018 Equity Incentive Plan, which was adopted by the Board in January 2018 and was not approved by our stockholders. The following table summarizes information about our equity compensation plans. All outstanding awards relate to our common stock.

Plan Category	Number of securities to be issued upon vesting of grants and exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by stockholders	41,832	$169.25	46,002
Equity compensation plan not approved by stockholders	8,430	$158.75	7,260
Total	50,262	$183.50	53,262

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

A director of the Company, James Lowe, is an owner of Cloud 9 Support, LLC (“Cloud 9”) and Potco LLC (“Potco”). Cloud 9 purchases materials from the Company for use with its customers and Potco purchases equipment from the Company for use in its cultivation facility. Another director of the Company, Sonia Lo, is working on a vertical farming innovation model with a group of CEA experts (“the CEA Consortium”). The CEA Consortium contracts services from the Company related to their business model. The table below presents the revenues for these related party entities for the twelve months ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
Revenues - Cloud 9		$—	$—
Revenues - Potco			120,571
Revenues - CEA Consortium		—	—
Total revenues from related party transactions	$		$120,571

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Sadler, Gibb and Associates, LLC

The Company records professional service fees for principal accounting fees and services in the period that the services are performed.

The following table shows the aggregate fees for professional services provided to the Company by Sadler, Gibb and Associates, LLC for 2025 and 2024:

	2025	2024
Audit Fees	$90,000	$297,500
Audit-Related Fees	—	75,000
Tax Fees	—	—
All Other Fees	—	—
Total	$90,000	$372,500

Fees Paid to Suri and Co., Chartered Accountants

On March 03, 2026, the Company appointed Suri and Co., Chartered Accountants as its independent registered public accounting firm for the fiscal year ended December 31, 2025.

As Suri and Co. was appointed on March 03, 2026, no fees were incurred with Suri and Co. during the fiscal year ended December 31, 2025.

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

Our Audit Committee is responsible for approving all audit, audit-related, tax and other fees. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee Chairperson for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. All of the audit, audit-related fees, tax fees, and other fees paid to Sadler, Gibb and Associates, LLC with respect to 2025 and 2024 were pre-approved by the Audit Committee.

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

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 28, 2021), by and between 2WR Entities, urban-gro, Inc. and urban-gro Architect Holdings, LLC.

2.2	Agreement and Plan of Merger, dated February 17, 2026 by and between urban-gro, Inc., Flash Sports & Media, Inc., and UGRO Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed February 18, 2026)

2.3	Stock and Asset Purchase Agreement, dated as of August 27, 2025, by and among 2WR Holdco, LLC, 2WR of Georgia, Inc., urban-gro Architect Holdings, LLC, 2WR of Colorado, Inc., and 2WR of Mississippi, P.C. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 2, 2025)

3.1	Amended and Restated Certificate of Incorporation of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 21, 2023)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 5, 2026)

3.3	Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.4 to Form 8-K filed October 30, 2020)

3.4	Amendment No. 1 to Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 12, 2021).

3.5	Certificate of Designation of Series B Convertible Preferred Stock, as filed with the Delaware Secretary of State on February 17, 2026 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 18, 2026)

4.1	Description of urban-gro, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Form 10-K filed March 28, 2024).

10.2	Form of Secured Promissory Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 18, 2023).

10.3	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 18, 2023).

10.4	Form of Continuing Guaranty (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 18, 2023).

10.5	urban-gro, Inc. 2021 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 20, 2026)

10.6	Bill of Sale, Assignment and Assumption, and Purchase Agreement by and among 2WR of Georgia, Inc., UG Architecture, Inc f/k/a 2WR of Colorado, Inc., and urban-gro Architect Holdings, LLC, dated November 3, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2025).

10.7	Settlement Agreement and Mutual General Release, dated September 26, 2025, by and among urban-gro, Inc., UG Construction, Inc., Gemini Finance Corp., and the other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2025).

10.8	Settlement and Release Agreement, August 8, 2025, by and among urban-gro, Inc., J Brrothers LLC and Herb-a-More LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 13, 2025).

10.9	Promissory Note, dated August 8, 2025, issued by urban-gro, Inc. to J Brrothers LLC (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 13, 2025).

10.10	Loan Agreement, dated June 24 2025 between urban-gro, Inc. and Agile Lending, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 2, 2025).

10.11	Promissory Note, dated June 24 2025 between urban-gro, Inc. and Agile Lending, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 2, 2025).

10.12	Forbearance Agreement, dated as of February 19, 2026, by and among Agile Capital Funding, LLC, Agile Lending, LLC, urban-gro, Inc., and urban-gro Canada Technologies Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 25, 2026)

10.13	Exchange Agreement, dated as of February 19, 2026, by and among Agile Capital Funding, LLC, Agile Lending, LLC, and urban-gro, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 25, 2026)

19	Insider Trading Policy

21.1	Subsidiaries of the Registrant.

23.1	Consent of Suri and Co.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Denotes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

URBAN-GRO, INC.

Date: April 15, 2026	By:	/s/ Bradley Nattrass
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

Signature	Title	Date

/s/ Bradley Nattrass	Chairperson of the Board of Directors and	April 15, 2026
Bradley Nattrass	Chief Executive Officer (Principal Executive Officer)

/s/ Richard A. Akright	Co-Chief Financial Officer	April 15, 2026
Richard A. Akright	(Principal Accounting Officer)

/s/ Eric Sherb	Co-Chief Financial Officer	April 15, 2026
Eric Sherb	(Principal Financial Officer)

/s/ David Hsu	Director	April 15, 2026
David Hsu

/s/ Sonia Lo	Director	April 15, 2026
Sonia Lo

/s/ Donald Fell	Director	April 15, 2026
Donald Fell

/s/ James Lowe	Director	April 15, 2026
James Lowe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of urban-gro, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of urban-gro, Inc. (“the Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Sadler, Gibb & Associates, LLC

We served as the Company’s auditor from 2024 to 2026.

Draper, UT

January 16, 2026, except for the effect of the discontinued operations classification effected August 25, 2025, described in Note 1, and the reverse stock split effected February 9, 2026, described in Note 19, as to which the date is April 15, 2026.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of urban-gro, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of urban-gro, Inc. (the "Company") as of December 31, 2025, the related consolidated statement of operations and comprehensive loss, consolidated statement of stockholders’ deficit and consolidated statement of cash flows for year ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for year ended December 31, 2025, in conformity with Generally Accepted Accounting Principles of United States of America.

Matters related to Going Concern - Also constituting the Critical Audit Matter communication for Going Concern (see cross-reference in Critical Audit Matters section below)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses from operations, has a net capital deficiency, has discontinued its services business and has experienced the foreclosure and Article 9 sale of the accounts receivables of its UG Construction, Inc. subsidiary by Gemini Finance Corp. in September 2025, retaining only an equipment reseller operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in response to these conditions include the completion of a reverse merger transaction with Flash Sports & Media, Inc. (as described in Note 1), pursuant to which the stockholders of Flash would receive shares representing approximately 90% of the combined entity and the Company would redirect its operations to the business of Flash Sports & Media. If the Company is unable to raise additional funds or increase its scope of operations through the reverse merger to alleviate liquidity needs, it may be required to reduce the scope of its planned development. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We identified a material uncertainty related to going concern, as management’s assertion that the proposed reverse merger with Flash Sports & Media, Inc. mitigates substantial doubt involved significant judgment. This required us to assess the overall credibility and feasibility of management’s plans, including the likelihood and timing of the merger and the adequacy of related disclosures in accordance with ASC 205-40.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the going concern assessment included the following amongst others:

●	We conducted detailed inquiry procedures with management regarding the future business plans of the Company, including the intended business model of the merged entity, and the status of the merger transaction.

●	We obtained and evaluated management's financial projections and budgets for the post-merger entity.

●	We evaluated the appropriateness of management's going concern disclosures in the consolidated financial statements, including Note [X], against the requirements of ASC 205-40.

●	We performed subsequent events procedures through the date of our report to identify any developments relevant to the going concern assessment.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2025, the Company suspended its construction business and evaluated the recoverability of its assets in connection with suspension and the planned merger. Based on this assessment, management determined that certain assets were not recoverable and recorded impairments and write-offs totaling $7,271,522 million, including property and equipment, accounts receivables, contract receivables, inventory, and prepaid expenses and other current assets. These charges are included within operating expenses of continuing operations. Our opinion is not modified with respect to this matter.

As discussed in Note 12 to the consolidated financial statements, the Company’s wholly-owned subsidiary, UG Construction, Inc., defaulted under its loan agreement with Gemini Finance Corp., resulting in a foreclosure and Article 9 sale of the assets consisting of the accounts receivables on September 4, 2025, for $450,000. The Company recognized a loss on foreclosure in its consolidated statement of operations amounting to $2,473,501, representing the excess of the carrying value of the net assets disposed over the value of the loan adjusted. In addition, the remaining outstanding debt obligation gave rise to further financial impact, which was subsequently resolved through a settlement agreement involving the issuance of the Company’s common stock. These events had a material effect on the Company’s financial position and results of operations. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have nor we have engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that:

(1)	relate to accounts or disclosures that are material to the financial statements; and

(2)	involved especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Critical Audit Matter

As described in Note 3 to the consolidated financial statements, the Company recognized revenue from three streams during the year ended December 31, 2025: (i) equipment systems, for which revenue is recognized at a point in time upon transfer of control to the customer, generally on a bill-to ship-to basis; and (ii) construction design-build whose operations were wound down in the 4th quarter and (iii) services, which were discontinued in the third quarter of 2025 and are presented within discontinued operations. Revenue from construction design-build contracts was recognized over time using a cost-to-cost measure of progress, which requires management to estimate total contract costs. Revenue from services contracts was recognized upon satisfaction of performance obligations, including arrangements with multiple performance obligations requiring allocation of the transaction price based on relative standalone selling prices.

We identified revenue recognition as a critical audit matter due to (i) the significant judgment required to estimate total costs to complete and measure progress toward completion for construction design-build contracts, (ii) the complexity and judgment involved in identifying performance obligations and allocating transaction price for services arrangements, (iii) the risk of incomplete revenue recognition for equipment transactions associated with the bill-to ship-to model, and (iv) the additional complexity associated with the discontinuation and presentation of services operations. These factors required significant auditor judgment and increased audit attention, including the need to evaluate subjective assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognition included the following, among others:

Equipment Systems

▪	We tested samples of revenue transactions by inspecting customer agreements or sales orders.

▪	We tested completeness of revenue by mapping vendor purchase orders to customer invoices for bill-to ship-to transactions.

▪	We performed analytical procedures, including variance analysis, and evaluated related disclosures.

Construction Revenue

▪	We obtained contract-wise schedules for construction contracts with revenue activity during the year.

▪	For a selection of contracts, we evaluated contract terms, including contract value, estimated total costs to complete, and costs incurred to date, and reviewed the percentage of completion and related revenue recognized.

▪	We performed analytical procedures and cut-off testing for transactions near and around the asset foreclosure and wound down of operations.

Services Revenue (Part of the discontinued operations)

▪	For a selection of service contracts, we identified performance obligations and evaluated the allocation of transaction price based on relative standalone selling prices, including assessing the reasonableness of those estimates.

▪	We inspected supporting documentation to test whether performance obligations were satisfied and revenue was recognized in the appropriate period.

▪	We evaluated management’s accounting analysis for discontinued operations and assessed whether revenue, costs, and related assets and liabilities were appropriately segregated and presented in the financial statements and disclosures.

Going Concern Assessment

Refer to the Explanatory Paragraph Regarding Going Concern in this report, which also constitutes the critical audit matter communication for this matter in accordance with AS 3101.

We determined that there are no other critical audit matters.

/s/ Suri & Co., Chartered Accountants

We have served as the Company’s auditors since 2026.

Place: Chennai, India

Date: April 15, 2026

urban-gro, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$10,644	$819,050
Accounts receivable, net	-	6,104,926
Contract receivables	-	4,132,817
Prepaid expenses and other current assets	-	2,479,262
Current assets of discontinued operations	-	2,271,793
Total current assets	10,644	15,807,848
Non-current assets:
Property and equipment, net	-	813,452
Operating lease right-of-use assets	321,303	550,175
Non-current assets of discontinued operations	-	2,322,308
Total non-current assets	321,303	3,685,935
Total assets	$331,947	$19,493,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,202,851	$13,518,626
Contract liabilities	13,457,357	14,094,176
Accrued expenses	5,708,526	4,017,145
Customer deposits	2,695,435	2,628,463
Notes payable, current	3,533,255	5,968,145
Operating lease liabilities, current	222,870	235,223
Current liabilities of discontinued operations	1,561,807	1,837,709
Total current liabilities	45,382,101	42,299,487
Non-current liabilities
Notes payable, long-term	-	795,531
Deferred tax liability	-	14,608
Operating lease liabilities, long-term	115,080	336,255
Non-current liabilities of discontinued operations	-	690,444
Total non-current liabilities	115,080	1,836,838
Total liabilities	45,497,181	44,136,325

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.10 par value; 3,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock, $0.001 par value 200,000,000 shares authorized; 710,025 issued and 652,032 outstanding as of December 31, 2025, and 562,855 issued and 504,862 outstanding as of December 31, 2024	711	563
Additional paid-in capital	91,746,837	90,170,645
Treasury shares, cost basis: 57,993 shares as of December 31, 2025 and 2024	(12,045,542)	(12,045,542)
Accumulated deficit	(124,867,240)	(102,768,208)
Total stockholders’ deficit	(45,165,234)	(24,642,542)
Total liabilities and stockholders’ deficit	$331,947	$19,493,783

The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	December 31,
	2025	2024
Revenues
Equipment	$8,751,226	$12,245,675
Construction design-build	8,467,451	18,604,827
Other	180,761	352,798
Total revenues	17,399,438	31,203,300
Cost of revenue
Equipment	8,344,998	10,582,731
Construction design-build	8,730,918	20,782,689
Other	148,968	226,611
Total cost of revenue	17,224,884	31,592,031
Gross profit (loss)	174,554	(388,731)
Operating expenses:
General and administrative	17,270,657	21,006,685
Depreciation and amortization	349,364	1,067,219
Impairment of goodwill and intangibles	-	5,958,632
Impairment of property and equipment	566,609	-
Total operating expenses	18,186,630	28,032,536

Loss from operations	(18,012,076)	(28,421,267)

Non-operating income (expense):
Interest expense	(1,675,713)	(1,021,947)
Interest income	526	2,420
Gain on extinguishment of debt	7,476	-
Loss on settlement	(62,850)	(205,000)
Loss on assets foreclosure	(2,473,501)	-
Other income (expense)	522,193	256,811
Total non-operating income (expense)	(3,681,869)	(967,716)

Loss before income taxes	(21,693,945)	(29,388,983)
Income tax benefit	14,608	29,705
Net loss from continuing operations	(21,679,337)	(29,359,278)
Net income loss from discontinued operations, net of tax	(419,695)	(7,136,548)
Net loss	$(22,099,032)	$(36,495,826)

Net loss per share attributable common stockholders:
Net loss from continuing operations	$(41.04)	$(58.83)
Net loss from discontinued operations, net of taxes	$(0.79)	$(14.30)
Net loss per share	$(41.83)	$(73.12)

Weighted average common shares outstanding - basic and diluted	528,270	499,089

The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at December 31, 2023	540,906	$541	$88,402,738	$(66,272,382)	$(12,045,542)	$10,085,355
Stock-based compensation	-	-	1,426,877	-	-	1,426,877
Stock issued for contingent consideration	2,848	3	129,133	-	-	129,136
Stock grant program vesting	19,101	19	(19)	-	-	-
Issuance of warrants	-	-	211,916.00	-	-	211,916
Net loss	-	-	-	(36,495,826)	-	(36,495,826)
Balance at December 31, 2024	562,855	563	90,170,645	(102,768,208)	(12,045,542)	(24,642,542)
Stock-based compensation			826,471	-	-	826,471
Stock grant program vesting	20,649	21	(21)	-	-	-
Issuance of common stock for loan modification	6,000	6	109,494	-	-	109,500
Issuance of common stock for loan settlement	90,000	90	372,460	-	-	372,550
Issuance of common stock for services	30,521	31	267,788	-	-	267,819
Net loss	-	-	-	(22,099,032)	-	(22,099,032)
Balance at December 31, 2025	710,025	$711	$91,746,837	$(124,867,240)	$(12,045,542)	$(45,165,234)

The accompanying notes are an integral part of these consolidated financial statements urban-gro, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(21,679,337)	$(29,359,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349,364	1,023,845
Stock-based compensation expense	826,471	1,426,877
Amortization of the right-of-use	228,585	229,754
Amortization of debt discount	155,958	65,958
Impairment of property and equipment	566,609	-
Impairment of goodwill and intangibles	-	5,958,632
Bad debt expense	1,130,760	-
Prepaid expenses and other current assets write off	1,366,953	-
Contract receivables write off	4,034,280	-
Inventory write-off	172,920	-
Non-cash interest expense	529,213	-
Deferred income tax benefit	(14,608)	(29,705)
Loss on assets foreclosure	2,473,501	-
Loss on disposal of assets		3,274
Changes in operating assets and liabilities:
Accounts receivable and contract receivables	4,506,094	15,739,183
Inventories	49,663	-
Prepaid expenses and other assets	1,112,309	49,550
Accounts payable, contract liabilities, and accrued expenses	5,738,787	(379,723)
Customer deposits	66,972	2,039,100
Operating lease liability, net	(233,528)	(237,578)
Net cash provided by (used in) operating activities of continuing operations	1,380,966	(3,470,111)
Net cash (used in) provided by operating activities of discontinued operations	(540,170)	648,924
Net cash provided by (used in) operating activities	840,796	(2,821,187)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	-	25
Purchase of property and equipment	(298,215)	(131,387)
Net cash used in investing activities of continuing operations	(298,215)	(131,362)
Net cash provided by investing activities of discontinued operations	2,130,548	-
Net cash provided by (used in) in investing activities	1,832,333	(131,362)

Cash flows from financing activities:
Proceeds from promissory notes	1,700,932	8,107,685
Repayments of notes payable	(5,143,270)	(5,270,343)
Repayment of finance lease liability	(27,437)	(108,775)
Net cash (used in) provided by financing activities of continuing operations	(3,469,775)	2,728,567
Net cash used in financing activities of discontinued operations	(11,760)	(31,810)
Net cash (used in) provided by financing activities	(3,481,535)	2,696,757

Net change in cash	(808,406)	(255,792)
Cash at beginning of year	819,050	1,074,842
Cash at end of year	$10,644	$819,050

Supplemental disclosure of cash flow information:
Cash paid for interest	$454,624	$735,379
Cash paid for income taxes	$4,611	$20,846

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services and debt modification	$749,869	$-
Stock issued for contingent consideration	$-	$129,136
Stock grant program vesting	$-	$477
Warrants issued in connection with notes payable	$-	$211,916
Prepaid expenses financed by notes payable	$-	$807,190
Recording of Operating lease assets and liabilities	$-	$221,880
Recording of Financing lease assets and liabilities	$-	$89,128
Debt discount on notes payable	$-	$100,000

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

During the third quarter of 2025, the Company made the strategic decision to wind down its legacy CEA operations due to changing market conditions, its inability to raise capital, and the proposed merger with Flash Sports and Media, Inc. The wind-down included the sale of the 2WR of Georgia subsidiary (August 27, 2025), the foreclosure of UG Construction assets by Gemini Finance Corp. (September 4, 2025), workforce reductions, and cessation of new project pursuits. As of December 31, 2025, substantially all legacy operations have been winding down. Certain operating leases remain on the balance sheet as the Company continues to evaluate subletting, early termination, or expiration of those non-cancellable obligations.

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

Discontinued Operations Classification

The Services segment (2WR of Georgia, Inc., 2WR of Colorado customer lists, and UG Engineering) was classified as discontinued operations effective August 27, 2025, as this disposal was the result of a Board-authorized sale constituting a strategic shift under ASC 205-20-45-1B. The CEA equipment and construction operations (including UG Construction, Inc. d/b/a Emerald Construction Management, Inc.) are NOT classified as discontinued operations and remain in continuing operations. The construction entity’s assets consisting of receivables were involuntarily foreclosed upon by Gemini Finance Corp. on September 4, 2025 — a creditor enforcement action, not a volitional management decision to exit the business. Following the foreclosure, management temporarily suspended the remaining construction operations pending determination of an appropriate course of action, including the possibility of raising independent capital and restarting operations if the pending merger with Flash Sports and Media, Inc. did not proceed. Flash Sports and Media had not determined, prior to the merger closing on February 17, 2026, whether it intended to continue the construction component. Accordingly, no definitive, irrevocable decision to permanently exit the CEA or construction business was made during fiscal year 2025. The strategic shift from legacy operations to International Premier Gaming (IPG) was confirmed only upon the closing of the Merger on February 17, 2026, which is a fiscal year 2026 event.

Impairment and write-offs

In continuation to the above explained suspension of construction business and the planned merger the company evaluated the recoverability of the assets and to the extent deemed appropriate and not recoverable the company has impaired or written of the following assets within the operating expenses of continuing operations

Nature	Amount written off
Property and equipment	$566,609
Trade receivables	$1,130,760
Contract receivables	$4,034,280
Inventory	$172,920
Prepaid expenses and other current assets	$1,366,953

Merger

On February 17, 2026, the Company completed its merger (the “Merger”) with Flash Sports and Media, Inc. (“Flash”), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated February 17, 2026 (the “Merger Agreement”), by and among the Company, UGRO Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Flash. As a result of the Merger, Merger Sub merged with and into Flash, with Flash surviving as a wholly owned subsidiary of the Company. Following the closing of the Merger, the Company began operating as a diversified sports, media, and experiential marketing platform under the Flash Sports & Media brand. The Company intends to change its name to Flash Sports & Media Holdings, Inc. or a similar name, subject to receipt of stockholder approval, which the Company intends to seek as soon as reasonably practicable.

Liquidity and Going Concern

Following the completion of the Merger on February 17, 2026, the Company believes that the combined entity’s operations, including IPG’s revenue-generating cricket commercialization business, will provide improved liquidity and a path toward sustainable operations. The Company may also seek to raise additional capital through equity or debt financing to support integration and growth initiatives. There can be no assurance that the Company will be able to raise capital on terms acceptable to the Company. If it is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its business, financial condition, and operating results. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Reverse Stock Split

On February 9, 2026, the Company effected a 1-for-25 reverse stock split of its common stock, as approved by stockholders on January 30, 2026. Trading on a split-adjusted basis commenced on February 9, 2026. All shares and per share amounts have been presented retroactively.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates. Significant estimates include estimated revenues earned under percentage of completion construction contracts, professional service contracts, estimated useful lives and potential impairment of long-lived assets and goodwill, together with the write-off of prepaid expenses and other current assets, contract receivables, accounts receivables, inventory, allowance for deferred tax assets and deferred tax liabilities, and allowance for bad debts.

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

The carrying amount of our cash, accounts receivable, accounts payable, promissory note, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments as of December 31, 2025 and 2024.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2025 and 2024.

Cash

The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits. The Company has Insured Cash Sweep programs in place with its financial institutions to ensure that these excess funds are also federally insured. There are no restricted or compensating cash balances as of December 31, 2025.

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

During the year ended December 31, 2025, the Company recorded bad debt expense of $1,130,760 related to the write-off of accounts receivable deemed uncollectible. In connection with the Company’s planned merger in the first quarter of 2026, management performed a comprehensive review of outstanding receivables and determined that certain balances no longer meet the criteria for recognition as assets based on their estimated collectability. The write-off has been recorded through the allowance for doubtful accounts and is reflected within general and administrative expenses in the accompanying consolidated statement of operations in accordance with ASC 310-10 and ASC 326.

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

Customer Deposits

The Company’s policy is to collect deposits from customers in equipment and construction segment at the beginning of the contract. Please refer to Note 3 - Revenue from Contracts with Customers for further discussion of the Company’s customer deposits.

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

Warrants

The Company classifies warrants as equity instruments in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, as the warrants are indexed to the Company’s own stock and meet the criteria for equity classification. Warrants classified as equity are recorded within additional paid-in capital at their relative fair value on the date of issuance and are not subsequently remeasured. The proceeds from issuances involving warrants are allocated between the host instrument and the warrants using the relative fair value method. The cost of warrants is amortized over the vesting period or the period of benefit, as applicable, and is recognized as a component of general and administrative expense in the consolidated statements of operations.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of information in the effective tax rate reconciliation, income taxes paid disaggregated by jurisdiction, and certain other amendments related to income tax disclosures. The Company adopted this guidance effective January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures, as the Company maintains a full valuation allowance against its net deferred tax assets and had minimal income tax activity during the year ended December 31, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of certain income statement expense line items. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue predominantly from the sale of equipment systems, construction design-build, and from other various immaterial contracts with customers from its CEA and Commercial sectors. The table below presents the revenue by source for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	CEA		Commercial		Total
	2025	2024	2025	2024	2025	2024
Equipment systems	$8,860,619	$12,245,675	$70,607	$—	8,751,226	12,245,675
Construction design-build	2,709,642	3,230,037	5,757,810	15,374,790	8,467,451	18,604,827
Other	76,673	352,798	104,088	—	180,761	352,798
Total revenues and other income	$11,466,934	$15,828,510	$5,932,505	$15,374,790	$17,399,438	$31,203,300
Relative percentage	66%	51%	34%	49%	100%	100%

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

When establishing the selling price to the customer, the Company uses various observable inputs. For equipment systems, the stand-alone selling price is determined by forecasting the expected costs of the products, and then adding in the appropriate margins established by the contract. For service revenues and construction design-build revenues, the Company estimates the selling price by reference to certain physical characteristics of the project, which include the facility size, the complexity of the design, and the mechanical systems involved, which are indicative of the scope and complexity of those services. Significant judgments are typically not required with respect to the determination of the transaction price based on the nature of the selling prices of the products and services delivered and the collectability of those amounts. Accordingly, the Company does not consider estimates of variable consideration to be constrained. Warranty in respect of equipment are directly handled by the manufacturers of the equipment and company does not incur any warranty cost. There are no warranties in respect of the other segments of operations.

The Company recognizes equipment systems, services, and construction design-build revenues when the performance obligation with the customer is satisfied. For satisfaction of equipment system revenues the control of the promised good happens either on shipment or on delivery of goods at the delivery point identified by the customer, the Company recognizes revenue when the shipment is made unless a notice of non delivery is received from the customer within the agreed time. For service revenues, satisfaction occurs as the services related to the distinct performance obligations are rendered or completed in exchange for consideration in an amount for which the Company is entitled. The time period between recognition and satisfaction of performance obligations is generally within the same reporting period; thus, there are no material unsatisfied or partially unsatisfied performance obligations for product or service revenues at the end of the reporting period.

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

The timing of when the Company bills customers on long-term construction design-build contracts is generally dependent upon agreed-upon contractual terms, which may include milestone billings based on the completion of certain phases of the work, or when services are provided. When as a result of contingencies, billings cannot occur until after the related revenue has been recognized; the result is unbilled revenue, which is included in contract assets. Additionally, the Company may receive advances or deposits from customers before revenue is recognized; the result is deferred revenue, which is included in contract liabilities. Retainage subject to conditions other than the passage of time are included in contract assets and contract liabilities. The payment terms are predominantly based on a standard credit period of 30 days on submission of the proof of completion of work. The contract in certain cases also provides for advances being received which are dealt with in the manner discussed herein.

Contract assets represent revenues recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts. Contract liabilities represent the Company’s obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which contract receivables are outstanding.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31,
	2025	2024
Contract assets
Revenue recognized in excess of amounts paid or payable (contract receivables) to the Company on uncompleted contracts (contract asset), excluding retainage	$4,034,280	$3,757,641

Retainage included in contract assets due to being conditional on something other than solely passage of time	-	375,176
Less:-Contract receivable write-off	(4,034,280)	-
Total contract assets	$-	$4,132,817

Contract liabilities
Payments received or receivable (contract receivables) in excess of revenue recognized on uncompleted contracts (contract liability), excluding retainage	$13,353,976	$13,930,251

Retainage included in contract liabilities due to being conditional on something other than solely passage of time	103,381	163,925
Total contract liabilities	$13,457,357	$14,094,176

Of the $14,094,176 in total contract liabilities at December 31, 2024, $2,102,857 related to one customer that was recognized as revenue in 2025.

For equipment systems contracts, the Company’s predominant policy is to collect deposits from customers at the beginning of the contract and the balance of the contract payment prior to shipping. The Company does, in some cases, collect deposits or retainers as down payments on service contracts. Consumable products orders may be paid for in advance of shipment or for recurring customers with credit, payment terms of 30 days or less may be extended by the Company. Customer payments that have been collected prior to the performance obligation being recognized are recorded as customer deposit liabilities on the balance sheet. When the performance obligation is satisfied and all the criteria for revenue recognition are met, revenue is recognized. In certain situations when the customer has paid the deposit and services have been performed but the customer chooses not to proceed with the contract, the Company is entitled to keep the deposit and recognize revenue. Customer deposits are non-interest-bearing and do not accrue interest payable to customers.

During the year ended December 31, 2025, the Company recognized an impairment loss of $4,034,280 on contract assets arising from contracts with customers primarily arising out of work having been completed and revenue recognized in line with the accounting policy but the certainty of collection or right to adjust with advances received not established. The impairment was determined based on management’s assessment of the estimated recoverable amounts considering the Company’s planned merger in the first quarter of 2026, which indicated that the carrying value of certain contract assets was no longer recoverable. The impairment loss has been recognized in general and administrative expenses in the accompanying consolidated statement of operations in accordance with ASC 340-40.

During the year ended December 31, 2025, the Company discontinued its service operations, including architectural and engineering design services, as part of the disposition and wind-down of its Services segment. As a result, service revenues are not anticipated in future periods. Refer to Note 4 – Discontinued Operations for further details.

NOTE 4 – DISCONTINUED OPERATIONS

During the year ended December 31, 2025, the Company completed the disposition and wind-down of its discontinued operations. Accordingly, the assets and liabilities previously classified as discontinued operations have been fully disposed of and are no longer reflected on the consolidated balance sheet as of December 31, 2025.

As of December 31, 2024, assets of discontinued operations consisted of current assets of $2,319,074 and non-current assets of $2,322,308. Liabilities of discontinued operations consisted of current liabilities of $1,837,709 and non-current liabilities of $690,444.

The results of operations, including any gain or loss on disposal, and cash flows of the discontinued operations have been reported separately in the consolidated financial statements for all periods presented in accordance with ASC 205-20, Discontinued Operations.

On August 27, 2025, the Company announced that certain subsidiaries (the “Seller Parties”) of the Company entered into a Stock and Asset Purchase Agreement (the “August 27 Purchase Agreement”) with 2WR Holdco, LLC (the “Buyer”). Pursuant to the August 27 Purchase Agreement, the Buyer acquired (the “Acquisition”) all of the outstanding shares of stock of 2WR of Georgia, Inc. (“2WRGA”) and certain assets of other subsidiaries (2WR Colorado “2WRCO”, 2WR Missippi “2WRMS”) of the Company relating to those entities’ business of providing commercial, industrial and municipal architectural and construction administration services for projects not involving CEA, with such CEA business being retained by the Company.

The total purchase price for the transaction was $2,000,000.

The Purchase Agreement includes customary representations and warranties, covenants, and mutual indemnification provisions between the parties. The agreement also contains non-competition and non-solicitation provisions applicable to the Seller Parties for a specified period following the closing. The Company recorded the disposition in the third quarter of 2025.

In connection with the August 27, 2025 Stock and Asset Purchase Agreement, 2WR Holdco, LLC also acquired the customer list of 2WR of Colorado, Inc. for $143,000 in cash.

In connection with the sales described above, the Company discontinued the operations of the remaining Services companies - Urban Grow Engineering “UGENG”. The table below outlines the loss (gain) on sale or discontinuation of the Services companies comprising of assets taken over and written off pursuant to the sale..

	2WRGA	2WRCO	2WRMS	UGENG	Total
Carrying amount of assets and liabilities:
Cash	$12,452	$-	$-	$-	$12,452
Accounts receivable, net	408,368	196,199	20,052	74,099	698,718
Prepaid expenses and other current assets	2,263	2,855	1,356	4,879	11,353
Property and equipment, net	-	10,211	-	60,667	70,878
Operating lease right-of-use assets	54,576	9,876	-	39,991	104,443
Goodwill	-	1,080,638	-	-	1,080,638
Intangible assets, net	52,031	71,799	-	-	123,830
Accounts payable	(483,352)	-	-	-	(483,352)
Accrued expenses	-	(2,816)	-	141,102	138,286
Customer deposits	-	-	-	8,500	8,500
Operating lease liabilities, current	(43,308)	-	-	-	(43,308)
Operating lease liabilities, long-term	(3,506)	-	-	-	(3,506)
Total carrying amount (net)	(476)	1,368,762	21,408	329,238	1,718,932

Less: Consideration from sale of shares of stock and assets					(2,000,000)
Less: Consideration from sale of customer list					(143,000)
Gain on sale or discontinuation of subsidiary companies					$(424,068)

The net gain on sale or discontinuance of subsidiaries is included as a component of discontinued operations, net of tax and reflected in the table below.

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the years ended December 31, 2025 and 2024. The results of the discontinued operations for the years ended December 31, 2025 and 2024 consist of the following:

	Years Ended
	December 31,
	2025	2024
Revenues
Services	$3,471,947	$8,805,550
Total revenues	3,471,947	8,805,550
Cost of revenue
Services	2,773,820	5,548,438
Total cost of revenue	2,773,820	5,548,438
Gross profit	698,127	3,257,112
Operating expenses:
General and administrative	1,449,440	4,735,926
Depreciation and amortization	92,450	306,591
Impairment of goodwill and intangibles	-	5,323,447
Total operating expenses	1,541,890	10,365,964

Loss from discontinued operations	(843,763)	(7,108,852)

Non-operating income (expense):
Gain on sale of subsidiaries and assets	424,068	-
Interest expense	-	(2,802)
Other income (expense)	-	(24,894)
Total non-operating income (expense)	424,068	(27,969)

Income (loss) before income taxes	(419,695)	(7,136,548)
Income tax benefit	-	-
Net loss from discontinued operations, net of tax	$(419,695)	$(7,136,548)

Net loss per share from discontinued operations-basic and diluted	$(0.79)	$(14.30)
Weighted average common shares outstanding - basic and diluted	528,270	499,089

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

There were no revenues from related party entities for the years ended December 31, 2025 and 2024.

The table below presents the revenues from related parties:

	Years Ended
	December 31,
	2025	2024
Potco	$-	$120,751
Total Revenue	$-	$120,751

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepayments and other assets are comprised of prepayments paid to vendors to initiate orders and prepaid services and fees. The prepaid balances are summarized as follows:

	December 31,
	2025	2024
Vendor prepayments	$-	$1,355,929
Prepaid services and fees	-	877,469
Inventories	-	222,581
Other current assets	-	23,283
Total Prepaid expenses and other assets	$-	$2,479,262

The decrease in prepaid expenses includes amounts disposed of in connection with the August 27, 2025 sale of certain subsidiaries. See note 4 – disposition

Inventories

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

During the year ended December 31, 2025, the Company recorded an inventory write-down of $172,920 to reflect the net realizable value of its inventory. The write-down was primarily driven by management’s evaluation of inventory that is not expected to be utilized or recovered in connection with the Company’s planned merger in the first quarter of 2026. The write-down has been included in cost of revenue in the accompanying consolidated statement of operations in accordance with ASC 330-10.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and Equipment, net balances are summarized as follows:

	December 31,
	2025	2024
Computers and technology equipment	$326,959	$321,421
Furniture and fixtures	209,805	209,805
Leasehold improvements	133,426	133,426
Vehicles	-	417,644
Software	1,259,016	383,857
R&D Assets	87,425	-
Other equipment	34,064	121,489
Impairment of property and equipment	(566,609)	-
Accumulated depreciation	(1,484,086)	(1,507,854)
Total Property and equipment, net	$-	$813,452

The total depreciation expense for the years ended December 31, 2025 and 2024 was $349,364 and $607,466, respectively.

During the year ended December 31, 2025, the Company performed an impairment assessment of its long-lived assets in accordance with ASC 360-10. As a result of the planned merger in the first quarter of 2026, certain property, plant and equipment were determined to have carrying values in excess of their estimated recoverable amounts. The impairment charge has been presented as a separate line item within operating expenses in the accompanying consolidated statement of operations.”

NOTE 8 – GOODWILL & INTANGIBLE ASSETS

The Company had recorded goodwill and intangibles in conjunction with the acquisitions it had completed. Goodwill was not amortized. The Company did not record any impairment charges related to goodwill for the years ended December 31, 2025 and 2024. The Company’s goodwill and intangible assets were fully written off in connection with the August 27, 2025 sale of certain subsidiaries and related assets and discontinuing the operations of the Services segment. As a result, the balances of goodwill and intangible assets were $0 as of December 31, 2025 and 2024. See Note 4 – Dispositions for further details.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	December 31,
	2025	2024
Accrued operating expenses	$415,096	$666,624
Accrued wages and related expenses	300,996	414,869
Business development accrual	-	-
Accrued interest expense	529,313	68,115
Accrued 401(k)	18,191	17,138
Accrued sales tax payable	4,728,074	2,850,399
	$5,708,526	$4,017,145

Accrued sales tax payable is comprised of amounts due to various U.S. states and Canadian provinces for the years 2017 through current. The Company has been accruing estimated interest and penalties on these outstanding amounts. Periodically, certain U.S. states have contacted the Company regarding amounts owed; however, no state has taken formal enforcement or collection action against the Company to date. Canadian tax authorities have not contacted the Company with respect to the Canadian amounts reflected herein. The Company intends to proactively reach out to all relevant taxing authorities to negotiate payment plans and settlements once sufficient funds are available. Management believes it may be possible to settle these liabilities for amounts less than the total accrued balance; however, no assurance can be given as to the ultimate settlement amounts. Accordingly, the full accrued liability is reflected in the accompanying consolidated balance sheet at the amount recorded in the Company’s books.

Certain accrued liabilities were settled or transferred in connection with the August 27, 2025 sale of certain subsidiaries and related assets. See Note 4 – Dispositions for further details.

NOTE 10 – NOTES PAYABLE

The table below presents amounts due for notes payable as of December 31, 2025 and 2024.

	December 31,
	2025	2024
Gemini line of credit	$1,158,522	$4,405,402
DVO note	-	135
Grow hill note, net	1,370,531	1,652,071
Agile capital	675,000	-
J brothers	320,962	-
Other financing agreements	8,240	706,068
Total	3,533,255	6,763,676
Less current portion	(3,533,255)	(5,968,145)
Notes payable, long-term	$-	$795,531

Revolving Line of Credit with Gemini Finance Corp.

On December 13, 2023, UG Construction, Inc. d/b/a Emerald Construction Management, Inc.(“Emarald”), a wholly owned subsidiary of the Company, entered into an interest only asset based revolving Loan Agreement (the “Line of Credit”) with Gemini Finance Corp. (“Lender”) pursuant to which Lender extended to UG Construction a secured line of credit in an amount not to exceed $10,000,000, to be used to assist UG Construction and the Company with cash management. Lender will consider requests for advances under the Line of Credit, which Lender may accept or reject in its discretion, until September 12, 2024 (the “Initial Term”), sutbject to an automatic extension for an additional nine-month term until May 12, 2025, provided that UG Construction is in compliance with all the terms of the applicable loan documents and Lender has not sent a written notice of non-renewal at least 60 days prior to expiration of the Initial Term. The Line of Credit contains standard events of default and representations and warranties by UG Construction and the Lender and the Company have entered into a Continuing Guaranty pursuant to which the Company will guarantee repayment of the loans associated with the Line of Credit (the “Guaranty Agreement”).

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

Line of Credit Amendment – On March 18, 2025, UG Construction entered into an agreement with the “Lender”) to amend the terms of the original Loan Agreement and Promissory Note and waiver (the “Amendment”) between UG Construction and the Lender. Pursuant to the Amendment, the Lender waived any potential or perceived events of default arising under certain circumstances, which events did not constitute specified events of default under the Promissory Note or the Loan Agreement. Pursuant to the Amendment, the Promissory Note was amended to provide that (i) the term during which the Lender may consider advances under the Loan Agreement has been extended to January 1, 2026, and (ii) the interest applied on the outstanding principal amount of the Promissory Note will accrue interest at a monthly rate of 1.75%, and all accrued by unpaid interest shall be paid to the Lender on the first business day of each month for the prior month. The Amendment also amended the Loan Agreement to require monthly reporting of certain accounts receivable and to include a covenant that such accounts receivable equal or exceed 125% of the sum of the total amount drawn down under the Promissory Note, plus outstanding interest, as of the applicable measurement date. In connection with the execution of the Amendment, the Company issued to the Lender, as an amendment fee, 150,000 share of the Company’s common stock, par value $0.001 per share, or 6,000 shares after giving effect to a 1-for-25 reverse stock split (the “Fee Shares”) of the Company’s common stock, par value $0.001 per share. This resulted in an expense of $109,500, which is included in interest expense on the condensed consolidated statement of operations.

Between October and December 2025, the Company entered into a settlement agreement with Gemini to extinguish the outstanding debt through the issuance of equity in three tranches:

●	Tranche 1 (October 2025): 28,000 shares issued for total consideration of $159,500

●	Tranche 2 (November 2025): 28,000 shares issued for total consideration of $159,500

●	Tranche 3 (December 2025): 28,000 shares issued with no stated consideration ($0)

Total shares issued under the settlement agreement were 84,000 shares, with aggregate consideration of $319,000.

The Company accounted for these transactions in accordance with ASC 470-50-40. The debt was derecognized and replaced with equity based on the fair value of the shares issued (or the carrying value of the debt, if more reliably measurable).

The transactions were measured at the fair value of the equity instruments issued (shares of common stock at the quoted market price on the date of issuance) per ASC 470-50-40. The difference between the carrying amount of the debt extinguished and the fair value of equity issued was recognized as a gain or loss on debt extinguishment in the consolidated statement of operations.

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

Comply with all applicable laws and regulations, including tax payments.

Cooperate with audits of accounts receivable (the Company pays audit fees unless an Event of Default occurs).

●	Negative Covenants:

Restrictions on creating liens, incurring additional debt, or guaranteeing third-party obligations without Grow Hill’s consent.

Maintain a Receivable Ratio of at least 2.00:1.00, calculated monthly. The Company was unable to maintain this ratio and was accordingly in breach of this covenant, constituting an event of default under the Grow Hill Secured Promissory Note.

5.	Events of Default

●	Include failure to pay principal or interest, breach of covenants, misrepresentation, insolvency, or legal challenges to the validity of the Loan Documents.

●	Consequences of default under the Grow Hill Secured Promissory Note: Grow Hill may accelerate repayment, enforce security interests, or exercise other remedies available under the agreement.

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

NOTE 11 – RIGHT OF USE ASSETS AND LIABILITIES

As of December 31, 2025 and 2024, the Company has four operating type leases with an imputed annual interest rate of 11%. The remaining lease terms range from less than one year to 3 years, as of December 31, 2025.

In connection with the divestiture described in Note 4, certain operating leases previously associated with the divested entities and operations were transferred to the Buyer and are no longer reflected in the Company’s consolidated balance sheet as of December 31, 2025.

As a result of the divestiture, the number of operating leases decreased from seven as of December 31, 2024 to 4 as of December 31, 2025. The remaining lease terms range from less than one year to 3 years as of December 31, 2025. The CEA-related operations and their associated leases were retained by the Company and continue to be reflected in the accompanying consolidated financial statements. As the Company has wound down its CEA operations, the remaining four leases are under non-cancellable terms. The Company is currently evaluating its options with respect to these obligations, including subletting, negotiating early termination, or allowing the leases to expire at the end of their respective terms.

As of December 31, 2025 and 2024, right of use assets were $321,303 and $550,175, respectively, and for the years ended December 31, 2025 and 2024 lease expense was $277,997 and $277,997, respectively.

The following is a summary of finance and operating lease liabilities:

	December 31,
	2025	2024
Operating lease liabilities related to right of use assets	$286,188	$497,053
Finance lease liability	51,762	74,425
Less current portion	(222,870)	(235,223)
Long term	$115,080	$336,255

The following is a schedule showing total future minimum lease payments for the Company’s operating leases:

Minimum
Lease
Period Ended December 31,	Payments
2026	218,700
2027	91,348
Total lease payments	310,048
Less imputed interest	(23,860)
Net lease obligations	$286,188

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

On August 21, 2025, we received a notification from Gemini stating that Gemini would proceed with a foreclosure and private sale of substantially all of the assets of UG Construction in an Article 9 sale process, pursuant to Section 9601 et seq. of the California Commercial Code (the “Asset Sale”). The Asset Sale consisting of the receivables occurred on September 4, 2025, at which Gemini acquired the assets constituting the collateral under the line of credit for $450,000. The following table summarizes the assets and liabilities of UG Construction transferred in connection with the Asset Sale:

Amount
Gross receivables of Emerald	$2,923,501
Less:-Notes payable	450,000
Loss on assets foreclosure	$2,473,501

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

On October 14, 2025, we received service of process for a lawsuit filed by Grow Hill against us in the District Court for the City and County of Denver, Colorado (Case No. 2025CV33546) alleging breach of contract and fraud. Pursuant to the complaint, Grow Hill stated that we were in default under the Secured Promissory Note due to a failure to timely make payments, and elected to accelerate all amounts due under the Secured Promissory Note, including a default fee equal to 1% of the outstanding principal amount. We are currently investigating available options to resolve the complaint and intend to vigorously defend the allegation of fraud.

The Company has accrued the outstanding note balance of $1,370,531 (net of warrant discount) as of December 31, 2025. The Company believes additional losses beyond the accrued amount are reasonably possible but not probable under ASC 450-20. No additional accrual has been recorded for the fraud allegation. Subsequent to year-end, the Company is in discussions for the Grow Hill debt to be acquired by a third party, which is expected to resolve the litigation.

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

The Company believes the underlying liability transferred with the divested subsidiary pursuant to the Stock and Asset Purchase Agreement and is pursuing dismissal from the case. No accrual has been recorded as any remaining loss to the Company is assessed as remote.

RK Mechanical- complaint filed

On June 27, 2025, RK Mechanical LLC (“RK”) filed a complaint against UG Construction and certain other defendants, with SVC Manufacturing Inc. as cross-claimant and UG Construction as cross-defendant, in the Superior Court of Arizona for Maricopa County (Case No. CV2025-022680). The complaint alleged that UG Construction served as general contractor for the construction of a PepsiCo plant in Tolleson, Arizona, and that as a result of work completed by RK, UG Construction owed $1,522,716 to RK as a result of alleged breach of contract, breach of implied covenant of good faith and fair dealing, violation of the Arizona Prompt Payment Act, and lien foreclosure. On or about October 2025, a default judgment was entered against UG Construction for $1,511,716, plus prejudgment interest of $288,346 and post-judgment interest at 8.25% plus $10,057 in attorney fees.

The Company assesses the outcome as reasonably possible but not probable under ASC 450-20. The range of potential loss is not estimable at this time. No accrual has been recorded.

Action Equipment- complaint filed

On April 21, 2025, Action Equip. & Scaffold Co. (“Action”) filed a complaint against UG Construction in the Superior Court of Arizona for Maricopa County (Case No. CV2025-014165). The complaint alleged that UG Construction owed Action $380,932 plus interest and attorneys’ fees in connection with a contract pursuant to which Action leased equipment to UG Construction, and alleged breach of contract, breach of covenant of good faith and fair dealing, and unjust enrichment. The Company assesses the outcome as reasonably possible but not probable under ASC 450-20. No accrual has been recorded.

Cullens - Complaint Filed & Company Filed Answer and Counter Suit

On December 25, 2025, Christopher W. Cullens (“Mr. Cullens”) filed a complaint against urban-gro, Inc. (“UG”) and Bradley Nattrass (“Mr. Nattrass”), an individual, in District Court, Boulder County, State of CO (Case 2025CV031164).   The complaint alleged that UG Mr. Cullens had earned and was vested in commissions totaling $650,000 which, pursuant to the Colorado Wage Claim Act ("CWA"), were earned, vested, and determinable wages that were due and payable immediately upon his discharge.  Further, the complaint alleged that Mr. Cullens is entitled to a severance package that includes nine (9) months of his base salary and nine (9) months of COBRA premium payments.

On March 30, 2026, the Defendants filed an answer to the complaint, responding that they either deny the allegations in the complaint, or lack sufficient information or knowledge to admit or deny the allegations as “the Agreement” is vague and undefined in the Complaint.

On March 30, 2026, UG filed a counter suit against Mr. Cullens (“Counterclaim Defendant”) alleging Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, and (Unjust Enrichment).   On or about March 13, 2022, UG entered into the Acquisition Agreement and Plan of Merger with Emerald Merger Sub, Inc., Emerald Construction Management, Inc., Christopher Cullens, Charles Cullens, and Green Stone Property LLC (the “Acquisition Agreement”).  The Acquisition Agreement sets forth the terms and conditions of urban gro’s business relationship with Emerald Merger Sub, Inc., Emerald Construction Management, Inc., Christopher Cullens, Charles Cullens, and Green Stone Property LLC.  Under Article VIII of the Acquisition Agreement Indemnification, Emerald Merger Sub, Inc., Emerald Construction Management, Inc., Christopher Cullens, Charles Cullens, and Green Stone Property LLC will indemnify and hold urban gro harmless under prescribed.  On or about August 10, 2023, UG and Counterclaim Defendant entered into the Amended and Restated Indemnification Claim Agreement, and effective the date of this counter suit, the Defendant failed to pay UG as required under the Amended Indemnification Agreement and the Acquisition Agreement.  UG has requested that the court award urban gro its losses and damages, costs, pre- and post-judgment interest, and attorneys’ fees and costs pursuant to the Lease and otherwise allowed under Colorado law, in addition to any other relief this Court deems proper.

Other – Trade Vendors

Due to cash flow constraints and working capital issues, the Company has been delinquent in paying vendors, some of which have filed lawsuits seeking judgment for payment. The amounts due to these vendors are included in accounts payable in the consolidated balance sheet as of December 31, 2025.

NOTE 13 – RISKS AND UNCERTAINTIES

Concentration Risk

The tables below show customers who account for 10% or more of the Company’s total revenues and 10% or more of the Company’s accounts receivable for the periods presented:

Customers exceeding 10% of revenue

	Years Ended
	December 31,
Company Customer Number	2025	2024
C000001462	*	27%
C000002187	*	23%
C000002552	12%	*
C000001462	10%	*
C000002607	18%	*
C000002722	21%	*
C000002655	61%	39%

Customers exceeding 10% of accounts receivable

	December 31,
Company Customer Number	2025	2024
C000002187	*	19%

The table below shows vendors who account for 10% or more of the Company’s total purchases and 10% or more of the Company’s accounts payable for the periods presented:

vendors exceeding 10% of purchases

	Years Ended
	December 31,
Company Vendor Number	2025	2024
V000002503	*	16%
V000001029	15%	*

*	Amounts less than 10%

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

NOTE 14 – STOCK-BASED COMPENSATION

Stock-based compensation expense for the years ended December 31, 2025 and 2024 was $826,471 and $1,426,877 respectively, all of which relates to RSU vestings and board grants. No compensation expense was recognized from stock option activity during either year, as no options were granted or exercised in 2025 or 2024.” During the year ended December 31, 2025, 20,649 RSUs vested and were issued to employees and directors. During the year ended December 31, 2024, 19,101 RSUs vested and were issued to employees and directors. No cash flow effects are anticipated for stock grants.

The Company’s shareholders approved the 2021 Omnibus Stock Incentive Plan, as amended (the “Omnibus Incentive Plan”), which provides for the issuance of incentive stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company to reward and attract employees and compensate the Company’s Board of Directors (the “Board”) and vendors when applicable, up to an aggregate 1,100,000 authorized shares of common stock. In 2023, an additional 1,200,000 shares were authorized by the shareholders. The Omnibus Incentive Plan is administered by the Company’s Board. Grants of RSUs under the Omnibus Incentive Plan are valued at no less than the market price of the stock on the date of grant. The fair value of the options is calculated using the Black-Scholes pricing model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the options, risk-free interest rate and expected volatility of the price of the underlying common stock of 100%. There is a moderate degree of subjectivity involved when estimating the value of stock options with the Black-Scholes option pricing model as the assumptions used are moderately judgmental. Stock grants and stock options are sometimes offered as part of an employment offer package, to ensure continuity of service or as a reward for performance. Stock grants and stock options typically require a 1 to 3 year period of continued employment or service performance before the stock grant of RSUs or stock option vests.

The following schedule shows grants of RSU activity for the years ended December 31, 2025 and 2024:

Number of Shares
Grants unissued as of December 31, 2023	23,176
Grants awarded	50,042
Forfeiture/cancelled	(3,853)
Grants vested and issued	(19,102)
Grants unissued as of December 31, 2024	50,263
Grants awarded	-
Forfeiture/cancelled	-
Grants vested and issued	(20,649)
Grants unissued as of December 31, 2025	29,614

The following table summarizes grants of RSU vesting periods:

Number of Shares	Unrecognized Stock Compensation Expense	As of December 31,
16,158	$172,605	2026
12,470	11,373	2027
986	-	2028
29,614	$183,978

The following schedules show stock option activity for the years ended December 31, 2025 and 2024:

	Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Outstanding as of December 31, 2023	20,073	4.67	$170.25
Issued	-	-	-
Exercised	-	-	-
Forfeited	(1,784)	-	169.50
Outstanding as of December 31, 2024	18,289	7.85	169.25
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of December 31, 2025	18,289	6.85	$169.25

Exercisable as of December 31, 2025	18,289	6.85	$169.25
Exercisable as of December 31, 2024	18,178	7.85	$170.50

The following table summarizes stock option vesting periods under the Incentive Plans:

Number of Shares	Unrecognized Stock Compensation Expense	As of December 31,
2,768	$1,511	2025

The aggregate intrinsic value of the stock options outstanding and exercisable at December 31, 2025 is $0.

NOTE 15 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock at $0.001 par value. At December 31, 2025 and 2024, there were 710,025 and 562,855 shares of common stock outstanding, respectively, after giving effect to the 1-for-25 reverse stock split effective February 9, 2026.

During the year ended December 31, 2025, the Company issued the following shares of common stock (all share amounts presented on a post-reverse stock split basis):

●	20,649 shares pursuant to the vesting of restricted stock unit grants under the Company’s 2021 Omnibus Stock Incentive Plan;

●	6,000 shares to Gemini Finance Corp. as an amendment fee in connection with the amendment to the Loan Agreement and Promissory Note, valued at $109,500;

●	56,000 shares to Gemini Finance Corp. pursuant to the first and second tranches of the Gemini Settlement Agreement under Section 3(a)(10) of the Securities Act, valued at $319,000;

●	28,000 shares to Gemini Finance Corp. pursuant to the third tranche of the Gemini Settlement Agreement;

●	6,000 shares to J Brothers LLC in connection with a settlement agreement, valued at $53,550;

●	30,521 shares to Hudson Global Ventures LLC, valued at $267,819;

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The preferred stock has a par value of $0.10. As of December 31, 2025 and 2024, there were no shares of preferred stock outstanding.

Treasury Stock

As of December 31, 2025 and 2024, there were 57,993 shares of treasury stock outstanding, after giving effect to the 1-for-25 reverse stock split that was effective on February 9, 2026.

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

The income tax benefit for the years ended December 31, 2025 and 2024 are as follows:

	Years Ended
	December 31,
	2025	2024
Current:
Federal	-	-
State	-	-
Foreign	-	-
Total current	-	-
Deferred:
Federal	$(14,608)	$(29,705)
State	-	-
Foreign	-	-
Total deferred	$(14,608)	$(29,705)
Total income tax expense (benefit)	$(14,608)	$(29,705)

A reconciliation between the expected income tax provision at the federal statutory tax rate and the reported income tax provision for the periods ended are approximately as follows:

	Years Ended
	December 31,
	2025	2024
Statutory Federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.8%	3.8%
Stock-based compensation	-1.9%	0.0%
Impairment of property and equipment	-0.8%	0.0%
Change in valuation allowance	-22.0%	-22.0%
Change in state effective tax rate	0.0%	-1.9%
Permanent differences - other	-0.1%	0.0%
Goodwill impairment	0.0%	0.0%
Other	0.2%	-0.8%
Effective income tax rate	0.0%	0.0%

The tax effects of significant items comprising the Company’s deferred taxes as of December 31, 2025 and 2024 are as follows (in thousands):

	Years Ended
	December 31,
	2025	2024
Deferred tax assets:
Federal, state and foreign NOL carryover	$19,715,000	$14,980,000
Lease liabilities	81,000	369,000
Bad debts and other reserves	-	766,000
Fixed assets	-	113,000
Investments	20,239	23,000
Share-based compensation	706,000	532,000
Interest expense limitation (§163(j))	717,000	283,000
Other	50,000	195,000
Total deferred tax assets	21,287,239	17,261,000
Valuation allowance	(21,287,239)	(17,829,000)
Net deferred tax assets	-	(568,000)
Deferred tax liabilities:
Goodwill	-	689,000
Intangible assets	-	223,000
ROU assets	-	(359,000)
Total deferred tax liabilities	-	553,000
Net deferred tax asset (liability)	$-	$(15,000)

	2025	2024
Valuation Allowance Rollforward:
Beginning balance	(17,829,000)	(9,786,000)
Change in valuation allowance	(3,458,239)	(8,043,000)
Reductions for dispositions/write-offs	-	-
Ending balance	$(21,287,239)	$(17,829,000)

At December 31, 2025, the Company had $76.7 million of federal net operating loss which are set to expire beginning in 2037. The Internal Revenue Code contains provisions that may limit the net operating loss carryovers available to be used in any year if certain events occur, including significant changes in ownership interest.

Below is a table showing the gross net operating loss carryovers available at December 31, 2025 and their respective expiration:

	Amount	Expiration
Federal NOL — with expiration	$1,945,019	2037
Federal NOL — indefinite life	$73,121,000	Indefinite
Total Federal NOL	$75,066,019

Various State NOL	$54,000,000	2037-2043

Canada NOL	$1,925,000	2042
Netherlands NOL	$2,246,000	Indefinite

In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company evaluate the reversal of deferred tax liabilities, projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of the history of operating losses, the Company does not believe it is more likely than not that it will realize the benefits of net deferred tax assets and, accordingly, has established a valuation allowance on the net deferred tax assets. The valuation allowance increased by $3.5 million during 2025.

As of December 31, 2025 and 2024, the company has not recorded any unrecognized tax benefits related to uncertain tax positions. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company monitors proposed and issued tax law, regulations, and cases to determine the potential impact of uncertain income tax positions. At December 31, 2025, the Company had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

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

NOTE 17 – WARRANTS

The following table shows warrant activity for the years ended December 31, 2025 and 2024:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	20,467	$218.50
Exercised	-
Terminated/Expired	(1,026)	361.50
Issued	6,400	62.50
Outstanding as of December 31, 2024	25,841	174.25
Exercised	-	-
Terminated/Expired	-	-
Issued	-	-
Outstanding as of December 31, 2025	25,841	$174.25

Exercisable as of December 31, 2025	25,841	$174.25
Exercisable as of December 31, 2024	25,841	$174.25

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

The Company has identified the following continuing operating segments for fiscal year 2025. The Services segment was classified as discontinued operations effective August 27, 2025 and its results have been excluded from the segment disclosures below. See Note 4 – Discontinued Operations for further detail.

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

The following tables present financial information relating to our operating segments for the fiscal years ended December 31, 2025 and 2024:

	Year ended December 31, 2025
	Equipment	Construction	Corporate/other	Total
Revenues	$8,751,226	$8,467,451	$180,761	17,399,438
Cost of revenues	8,344,998	8,730,918	148,968	17,224,884
Gross profit	$406,228	$(263,467)	$31,793	$174,554
Gross profit %	5%	-3%	18%	1%

Income (Loss) before income taxes	$(8,102,710)	$(13,432,133)	$(159,101)	$(21,693,945)

Total assets	$141,844	$190,103	$-	$331,947

	Year ended December 31, 2024
	Equipment	Construction	Corporate/other	Total
Revenues	$12,245,675	$18,604,827	$352,798	31,203,300
Cost of revenues	10,582,731	20,782,689	226,611	31,592,031
Gross profit (loss)	$1,662,944	$(2,177,862)	$126,187	$(388,731)
Gross profit (loss) %	14%	-12%	36%	-1%

Income (Loss) before income taxes	$(10,978,807)	$(17,102,560)	$(1,307,616)	$(29,388,983)

Total assets	$4,727,454	$10,036,318	$135.910	$14,899,682

NOTE 19 – SUBSEQUENT EVENTS

Completion of the Merger

On February 17, 2026, the Company completed the Merger with Flash Sports and Media, Inc. pursuant to the Merger Agreement dated February 17, 2026. Under the terms of the Merger Agreement, Flash stockholders received (i) shares of UGRO Common Stock equal to 19.99% of the outstanding shares of UGRO calculated based on the outstanding shares immediately prior to the issuance of 1,000,000 shares of Common Stock on January 23, 2026 (adjusted to 40,000 shares following the reverse stock split) as disclosed in the Current Report on Form 8-K filed January 29, 2026, and (ii) shares of UGRO Non-Voting Convertible Preferred Stock to be issued pro rata in proportion to their respective stock ownership in Flash, in an aggregate amount such that, upon effectiveness of the conversion, the total number of shares of UGRO Common Stock issuable to the stockholders of Flash shall equal a number of shares determined by dividing Flash’s agreed equity valuation by $3.23, representing the closing price of UGRO Common Stock on February 17, 2026. The conversion of the Preferred Stock is subject to approval by the Company’s stockholders in accordance with Nasdaq Listing Rule 5635(d). As a result of the Merger, the Company believes it has stockholders’ equity in excess of $2.5 million. On a pro forma basis as of December 31, 2024, the combined entity had total assets of approximately $265.4 million (including goodwill of approximately $225.5 million), total liabilities of approximately $79.3 million, and total stockholders’ equity of approximately $186.1 million.

Board and Management Changes

Following the Merger, Anita Britt resigned from the Board of Directors effective February 17, 2026. Ms. Britt did not advise the Company of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Effective February 18, 2026, Donald Fell was elected to the Board and appointed to serve as a member of the Audit Committee and the Nominating Committee. David Hsu was appointed Chair of the Audit Committee, replacing Ms. Britt. The Company appointed Richard Akright and Eric Sherb to serve as Co-Chief Financial Officers. Mr. Akright previously served as Chief Financial Officer of urban-gro, Inc. and brings deep public company financial reporting, compliance, and operational finance experience. Mr. Sherb previously served as Chief Financial Officer of Flash Sports and Media, Inc. and contributes significant expertise in strategic finance, growth initiatives, and capital markets. Bradley Nattrass continues to serve as Chairman and Chief Executive Officer of the combined company.

Auditor Change

On February 27, 2026, the Company dismissed Sadler, Gibb & Associates, LLC (“Sadler”) as the Company’s independent registered public accounting firm. The decision to dismiss Sadler was approved by the audit committee of the Company’s board of directors. Sadler’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022, 2023 and 2024 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. From the date Sadler was engaged through the date of dismissal, there were no disagreements with Sadler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and there were no reportable events. On March 3, 2026, Suri and Co., Chartered Accountants of Chennai, India were appointed to audit the Company’s financial statements for the year ended December 31, 2025.

Nasdaq Compliance

On January 6, 2026, the Company received a determination letter from Nasdaq stating that because the Company did not hold an annual meeting of stockholders within twelve months from the Company’s prior fiscal year end as required by Nasdaq Listing Rule 5620(a), the resulting non-compliance would be an additional basis for delisting the Company’s securities. The Panel requested that the Company present its views in writing by January 9, 2026. On January 13, 2026 the Panel notified the Company that it had granted a further extension to regain compliance with the Stockholders’ Equity Requirement, the Annual Meeting Requirement, and the Timely Filing Requirement on or before February 17, 2026 and with the Bid Price Rule on or before February 24, 2026.

On March 4, 2026, the Company received written notice from the Listing Qualifications staff of Nasdaq informing the Company that it had regained compliance with the Stockholders’ Equity Requirement, the Annual Meeting Requirement, and the Timely Filing Requirement. Nasdaq has placed the Company on a one-year Discretionary Panel Monitor under Listing Rule 5815(d)(4)(A) to ensure ongoing compliance.

Reverse Stock Split

On February 9, 2026, the Company effected a 1-for-25 reverse stock split of its common stock, as approved by stockholders on January 30, 2026. Trading on a split-adjusted basis commenced on February 9, 2026.

Annual Meeting and Shareholder Approvals

On January 30, 2026, the shareholders of the Company approved the following at the Company’s 2025 Annual Meeting of Stockholders: (i) an amendment to the Company’s 2021 Omnibus Stock Incentive Plan to increase the number of shares authorized for issuance under the plan by 5,000,000 shares (prior to any reverse stock split) and to increase the individual annual award limit to 500,000 shares (prior to any reverse stock split), or 20,000 shares after giving effect to the 1-for-25 reverse stock split; (ii) an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the shares of the Company’s common stock at a ratio of not less than 1-for-2 and not greater than 1-for-25, with the exact ratio, effective time, and decision to implement to be determined by the Board of Directors; and (iii) an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 200,000,000 shares (the number of authorized shares of common stock is not affected by any reverse stock split).

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

As of December 31, 2025, the Company had ceased making the required weekly payments of $54,000. The last payment was made on or about September 9, 2025. The outstanding principal balance was $675,000 at December 31, 2025. On February 19, 2026, the Company entered into a Forbearance Agreement with Agile, establishing total outstanding indebtedness of $1,380,524 (inclusive of accrued interest, default interest at 5%, and prepayment premiums). In satisfaction of this balance, the Company issued 331,640 shares of common stock (post-split) to Hudson Global Ventures, LLC through a series of exchanges between February 27 and March 25, 2026. The Agile indebtedness was fully satisfied as of March 25, 2026.

The term loan is evidenced by a confessed judgment secured promissory note issued by the Company to the Lenders (the “Promissory Note”). Pursuant to the Loan Agreement, upon an event of default, the Lenders will receive a security interest in certain of the Company’s assets, subject to certain exceptions.

Private Placement of Common Stock

On January 19, 2026, the Company entered into a private placement transaction pursuant to a Purchase and Subscription Agreement with One Eyed Jack Enterprises LLC, an accredited investor, in a private offering exempt from registration under applicable securities laws. Under the agreement, the Company agreed to issue 1,000,000 shares of its common stock at a purchase price of $0.10 per share for total gross proceeds of $100,000, on a pre-reverse stock split basis. After giving effect to the 1-for-25 reverse stock split, this is equivalent to 40,000 shares of common stock at an adjusted price of $2.50 per share.

Gemini Settlement Share Issuances

Subsequent to December 31, 2025, the Company commenced issuing shares of common stock to Gemini Finance Corp. pursuant to the Gemini Settlement Agreement and the Section 3(a)(10) fairness hearing approved on October 14, 2025. Per the Company’s transfer agent records, Gemini held 6,000 shares (post-split) as of February 18, 2026, representing the 150,000 shares previously issued as an amendment fee adjusted for the 1-for-25 reverse stock split. Subsequent to the reverse stock split, the Company issued additional shares to Gemini pursuant to the settlement: 36,000 shares were issued on or about March 11, 2026, and an additional 36,000 shares were issued on or about March 24, 2026, with shares being surrendered and reissued in connection with Gemini’s sales of common stock on the open market. As of March 27, 2026, Gemini held 42,000 shares (post-split) on the Company’s transfer agent register, including both the original amendment fee shares and shares issued under the Section 3(a)(10) settlement. All issuances remain subject to the 4.99% beneficial ownership limitation and the 19.99% aggregate issuance cap set forth in the Gemini Settlement Agreement. As of March 27, 2026, total shares of common stock outstanding on the Company’s transfer agent register were approximately 1,128,140 (post-split).

Convertible Note and Warrants — Agile Hudson Partners

On March 23, 2026, the Company entered into a Securities Purchase Agreement with Agile Hudson Partners LLC pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of up to $1,395,000 (the “AHP Note”), with a purchase price of up to $1,260,000 and an original issue discount of up to $135,000. The AHP Note bears a one-time interest charge of 12% on the principal amount. The first tranche of $420,000 was funded at closing (resulting in an outstanding principal amount of $465,000 including the prorated OID), with net proceeds to the Company of $415,000 after deducting $5,000 in legal fees. The AHP Note is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $2.50 per share or (ii) 75% of the average of the three lowest traded prices of the common stock during the ten trading days immediately preceding the conversion date, subject to adjustment. In connection with the first tranche, the Company issued to the Buyer a common stock purchase warrant to purchase 186,000 shares of common stock at an exercise price of $2.50 per share, exercisable for a period of five years from the date of issuance. Additional tranches under the AHP Note remain available but have not yet been funded as of the date of this report.

On April 7, 2026, the Company entered into a Securities Purchase Agreement with Agile Hudson Partners LLC, and the Company agreed to issue and sell to Agile Hudson Partners LLC a 12% secured promissory note in an aggregate principal amount of up to $2,775,000, at an aggregate purchase price of up to $2,525,000, in one or more tranches. Agile Hudson Partners LLC funded the first tranche in the original principal amount of $2,225,495.05 (the “First Tranche”) for a purchase price of $2,025,000. Agile Hudson Partners LLC withheld $25,000 from the purchase price to cover the its legal fees in connection with the First Tranche. The note is convertible into shares of the Company’s common stock, par value $0.001 per share, subject to certain limitations, including a beneficial ownership limitation of 4.99% and an exchange cap, unless the Company obtains stockholder approval as required by applicable Nasdaq rules. The conversion price is equal to the lesser of (i) a fixed price of $36.00 per share (subject to adjustment) and (ii) 80% of the average of the three lowest traded prices of the common stock on the Company’s principal market during the ten trading days immediately preceding the applicable conversion date (subject to adjustment). In connection with the funding of the First Tranche, the Company issued to the Agile Hudson Partners LLC (i) a Common Stock purchase warrant to purchase up to 154,166 shares of Common Stock at an initial exercise price of $18.00 per share and (ii) a pre-funded Common Stock purchase warrant to purchase up to 26,000 shares of Common Stock at an initial exercise price of $0.01 per share. The first warrant is exercisable for a period ending five (5) years after April 7, 2026, and contains customary provisions regarding, among other things, cashless exercise (in certain circumstances), beneficial ownership limitations and adjustments upon certain corporate events.

Agile Debt Conversion

On February 19, 2026, the Company entered into a Forbearance Agreement with Agile Capital Funding, LLC and Agile Lending, LLC, establishing total outstanding indebtedness of $1,380,524. In satisfaction of this balance, the Company issued 331,640 shares of common stock (post-split) to Hudson Global Ventures, LLC through exchanges between February 27, 2026 and March 25, 2026. The Agile indebtedness was fully satisfied as of March 25, 2026. The total indebtedness of $1,380,524 includes the original principal of $675,000, the February 2026 loan of $110,000, and approximately $595,524 representing accrued interest, default interest (at 5%), and prepayment premiums, all of which have been charged to the consolidated statements of operations in the applicable periods.