Form 10-K/A
period 2025-12-31
urban-gro, Inc.
filed 2026-04-21
CIK 1706524

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Urban-gro, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2026 (the “Original Filing”), solely to (1) include a copy of the Company’s Clawback Policy (the “Clawback Policy”) as Exhibit 97.1 hereto, (2) to make corrections to the cover page, and (3) to restate Note 19 – Subsequent Events in the Notes to Consolidated Financial Statements to correct a clerical error where the name Hudson Global Ventures, LLC was incorrectly stated instead of the correct name, Agile Capital Funding, LLC. This Amendment contains only the cover page, this explanatory note, the exhibit index, the signature page and Item 8. Financial Statements and Supplementary Data.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

1

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

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 28, 2021), by and between 2WR Entities, urban-gro, Inc. and urban-gro Architect Holdings, LLC.

2.2	Agreement and Plan of Merger, dated February 17, 2026 by and between urban-gro, Inc., Flash Sports & Media, Inc., and UGRO Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed February 18, 2026)

2.3	Stock and Asset Purchase Agreement, dated as of August 27, 2025, by and among 2WR Holdco, LLC, 2WR of Georgia, Inc., urban-gro Architect Holdings, LLC, 2WR of Colorado, Inc., and 2WR of Mississippi, P.C. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 2, 2025)

3.1	Amended and Restated Certificate of Incorporation of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 21, 2023)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 5, 2026)

3.3	Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.4 to Form 8-K filed October 30, 2020)

3.4	Amendment No. 1 to Bylaws of urban-gro, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 12, 2021).

3.5	Certificate of Designation of Series B Convertible Preferred Stock, as filed with the Delaware Secretary of State on February 17, 2026 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 18, 2026)

4.1	Description of urban-gro, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Form 10-K filed March 28, 2024).

10.2	Form of Secured Promissory Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 18, 2023).

10.3	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 18, 2023).

10.4	Form of Continuing Guaranty (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 18, 2023).

10.5	urban-gro, Inc. 2021 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 20, 2026)

10.6	Bill of Sale, Assignment and Assumption, and Purchase Agreement by and among 2WR of Georgia, Inc., UG Architecture, Inc f/k/a 2WR of Colorado, Inc., and urban-gro Architect Holdings, LLC, dated November 3, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2025).

10.7	Settlement Agreement and Mutual General Release, dated September 26, 2025, by and among urban-gro, Inc., UG Construction, Inc., Gemini Finance Corp., and the other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2025).

10.8	Settlement and Release Agreement, August 8, 2025, by and among urban-gro, Inc., J Brrothers LLC and Herb-a-More LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 13, 2025).

10.9	Promissory Note, dated August 8, 2025, issued by urban-gro, Inc. to J Brrothers LLC (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 13, 2025).

2

10.10	Loan Agreement, dated June 24 2025 between urban-gro, Inc. and Agile Lending, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 2, 2025).

10.11	Promissory Note, dated June 24 2025 between urban-gro, Inc. and Agile Lending, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 2, 2025).

10.12	Forbearance Agreement, dated as of February 19, 2026, by and among Agile Capital Funding, LLC, Agile Lending, LLC, urban-gro, Inc., and urban-gro Canada Technologies Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 25, 2026)

10.13	Exchange Agreement, dated as of February 19, 2026, by and among Agile Capital Funding, LLC, Agile Lending, LLC, and urban-gro, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 25, 2026)

19	Insider Trading Policy. (incorporated by reference to Exhibit 19 to Form 10-K filed on April 15, 2026)

21.1	Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21.1 to Form 10-K filed on April 15, 2026)

23.1	Consent of Suri and Co. (incorporated by reference to Exhibit 23.1 to Form 10-K filed on April 15, 2026)

24.1	Power of Attorney. (incorporated by reference to the signature page to Form 10-K filed on April 15, 2026)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.1 to Form 10-K filed on April 15, 2026)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.2 to Form 10-K filed on April 15, 2026)

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.3 to Form 10-K filed on April 15, 2026)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 to Form 10-K filed on April 15, 2026)

97.1	Clawback Policy. (incorporated by reference to Exhibit 97.1 to Form 10-K filed on January 16, 2026)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Denotes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

URBAN-GRO, INC.

Date: April 21, 2026	By:	/s/ Bradley Nattrass
Bradley Nattrass Chairperson of the Board of Directors and Chief Executive Officer

4

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

As of December 31, 2025, the Company had ceased making the required weekly payments of $54,000. The last payment was made on or about September 9, 2025. The outstanding principal balance was $675,000 at December 31, 2025. On February 19, 2026, the Company entered into a Forbearance Agreement with Agile, establishing total outstanding indebtedness of $1,380,524 (inclusive of accrued interest, default interest at 5%, and prepayment premiums). In satisfaction of this balance, the Company issued 331,640 shares of common stock (post-split) to Agile Capital Funding, LLC through a series of exchanges between February 27 and March 25, 2026. The Agile indebtedness was fully satisfied as of March 25, 2026.

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

Agile Debt Conversion

On February 19, 2026, the Company entered into a Forbearance Agreement with Agile Capital Funding, LLC and Agile Lending, LLC, establishing total outstanding indebtedness of $1,380,524. In satisfaction of this balance, the Company issued 331,640 shares of common stock (post-split) to Agile Capital Funding, LLC through exchanges between February 27, 2026 and March 25, 2026. The Agile indebtedness was fully satisfied as of March 25, 2026. The total indebtedness of $1,380,524 includes the original principal of $675,000, the February 2026 loan of $110,000, and approximately $595,524 representing accrued interest, default interest (at 5%), and prepayment premiums, all of which have been charged to the consolidated statements of operations in the applicable periods.