Form 10-Q
period 2026-03-31
urban-gro, Inc.
filed 2026-05-20
CIK 1706524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

(Address of principal executive offices, including zip code; Registrant’s telephone number)

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

As of May 20, 2026, the registrant had 1,317,228 shares of common stock outstanding.

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

These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to:

●	our recent merger with Flash Sports & Media, Inc. and our pivot from controlled environment agriculture to the sports, media, and experiential marketing industry;

●	our ability to integrate the operations of Flash and IPG FZ, LLC, including the Lanka Premier League Event Rights;

●	our ability to obtain stockholder approval of the conversion of our Series B Non-Voting Convertible Preferred Stock and related corporate matters;

●	substantial doubt about our ability to continue as a going concern;

●	our recurring losses and need for additional capital;

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	our reliance on dilutive equity and convertible debt financing;

●	the contingent earn-out payable in connection with the IPG acquisition;

●	the seasonality and concentration of revenue from the Lanka Premier League;

●	the regulatory environment for sports rights and broadcasting in Sri Lanka and other markets in which we operate;

●	foreign exchange and other risks associated with operations in the United Arab Emirates, Sri Lanka, and other international jurisdictions;

●	legal proceedings, regulatory inquiries, and tax controversies; and

●	the other factors identified under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Forward-looking statements should not be unduly relied upon. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

urban-gro, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025

ASSETS
Current assets:
Cash	$305,139	$10,644
Accounts receivable, net	2,912,343	-
Prepaid expenses and other current assets	189,109	-
Current assets of discontinued operations	207,708	-
Total current assets	3,614,299	10,644
Non-current assets:
Operating lease right-of-use assets	293,000	321,303
Goodwill	122,778,022	-
Intangible assets, net	136,312,952	-
Total non-current assets	259,383,974	321,303
Total assets	$262,998,273	$331,947

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,262,101	$2,323,626
Accrued expenses	2,260,727	590,838
Due to seller	4,800,000	-
Contingent consideration	10,630,251	-
Derivative liability	621,274	-
Due to related party	1,272,770	-
Notes payable, current	205,000	-
Operating lease liabilities, current	194,494	222,870
Current liabilities of discontinued operations	40,529,375	42,244,767
Total current liabilities	65,775,992	45,382,101
Non-current liabilities
Operating lease liabilities, long-term	115,080	115,080
Total non-current liabilities	115,080	115,080
Total liabilities	65,891,072	45,497,181

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 54,509 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025 respectively	55	-
Common stock, $0.001 par value 200,000,000 shares authorized; 1,317,228 issued and 1,259,235 outstanding as of March 31, 2026, and 710,025 issued and 652,032 outstanding as of December 31, 2025	1,317	711
Additional paid-in capital	270,442,784	91,746,837
Treasury shares, cost basis: 57,993 shares as of March 31, 2026 and December 31, 2025	(12,045,542)	(12,045,542)
Non-controlling interests	66,801,411	-
Accumulated deficit	(128,092,824)	(124,867,240)
Total stockholders’ deficit	197,107,201	(45,165,234)
Total liabilities and stockholders’ deficit	$262,998,273	$331,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

urban-gro, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2026	2025
Revenues	-	-
Cost of revenue	-	-
Gross profit	-	-
Operating expenses:
General and administrative	407,188	618,901
Amortization of acquired intangibles	1,718,048	-
Total operating expenses	2,125,236	618,901

Loss from operations	(2,125,236)	(618,901)

Non-operating income (expense):
Interest expense	(18,063)	-
Loss on issuance of derivatives	(208,658)	-
Change in fair value of derivative liabilities (loss)	2,384	-
Total non-operating income (expense)	(224,337)	-

Loss before income taxes	(2,349,573)	(618,901)
Income tax benefit	-	-
Net loss from continuing operations	(2,349,573)	(618,901)
Net income loss from discontinued operations, net of tax	(952,121)	(3,415,011)
Net loss	$(3,301,694)	$(4,033,912)
Less: Net loss from continuing operations attributable to non-controlling interest	$(76,110)	$-
Net loss attributable to Urban-gro, Inc. common stockholders	$(3,225,584)	$(4,033,912)

Net loss per share attributable common stockholders:
Net loss from continuing operations	$(2.77)	$(1.19)
Net loss from discontinued operations, net of taxes	$(1.16)	$(6.59)
Net loss per share	$(3.92)	$(7.78)

Weighted average common shares outstanding - basic and diluted	822,221	518,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

urban-gro, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

									Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Non-controlling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	(Deficit)

Balance at December 31, 2024	-	$-	562,855	$563	$90,170,645	$(102,768,208)	$(12,045,542)	$-	$(24,642,542)
Stock-based compensation	-	-	3,000	3	324,268	-	-	-	324,271
Stock grant program vesting	-	-	10,559	11	(11)	-	-	-	-
Issuance of common stock for loan modification	-	-	6,000	6	109,418	-	-	-	109,424
Net loss	-	-	-	-	-	(4,033,912)	-	-	(4,033,912)
Balance at March 31, 2025	-	$-	582,414	$583	$90,604,320	$(106,802,120)	$(12,045,542)	$-	$(28,242,759)

Balance at December 31, 2025	-	$-	710,025	$711	$91,746,837	$(124,867,240)	$(12,045,542)	$-	$(45,165,234)
Stock-based compensation	-	-	-	-	179,108	-	-	-	179,108
Issuance of common stock for loan settlement	-	-	403,640	403	1,735,707	-	-	-	1,736,110
Issuance of common stock for services	-	-	32,536	32	181,358	-	-	-	181,390
Issuance of common stock for cash	-	-	40,000	40	99,960	-	-	-	100,000
Issuance of preferred stock and common stock for Merger	54,509	55	131,027	131	176,499,814	-	-	66,877,521	243,377,521
Net loss	-	-	-	-	-	(3,225,584)	-	(76,110)	(3,301,694)
Balance at March 31, 2026	54,509	$55	1,317,228	$1,317	$270,442,784	$(128,092,824)	$(12,045,542)	$66,801,411	$197,107,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

urban-gro, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(2,349,573)	$(618,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,718,048	-
Stock-based compensation expense	360,498	-
Amortization of the right-of-use	28,303	-
Loss on issuance of derivatives	208,658	-
Change in fair value of derivative liabilities	(2,384)	-
Changes in operating assets and liabilities:
Accounts receivable and contract receivables	110,181	-
Prepaid expenses and other assets	1,497	-
Accounts payable, contract liabilities, and accrued expenses	722,523	-
Operating lease liability, net	(28,376)	-
Net cash provided by (used in) operating activities of continuing operations	769,375	(618,901)
Net cash (used in) provided by operating activities of discontinued operations	(1,139,111)	2,832,854
Net cash used in operating activities	(369,736)	2,213,953

Cash flows from investing activities:
Cash paid for acquisition	(200,000)	-
Cash acquired in merger and acquisition	144,231	-
Net cash used in investing activities of continuing operations	(55,769)	-
Net cash provided by investing activities of discontinued operations	-	13,764
Net cash provided by in investing activities	(55,769)	13,764

Cash flows from financing activities:
Proceeds from promissory notes	620,000	-
Proceeds from sale of common stock	100,000	(2,341,808)
Net cash (used in) provided by financing activities of continuing operations	720,000	(2,341,808)
Net cash used in financing activities of discontinued operations	-	(7,963)
Net cash (used in) provided by financing activities	720,000	(2,349,771)

Net change in cash	294,495	(122,054)
Cash at beginning of year	10,644	819,050
Cash at end of year	$305,139	$696,996

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$270,846
Cash paid for income taxes	$-	$4,611

Supplemental disclosure of non-cash investing and financing activities:
Termination of operating lease	$-	$767,884
Prepaid expenses financed by notes payable	$-	$268,411
Assets acquired pursuant to business combination	$141,388,362	-
Liabilities assumed pursuant to business combination	$5,158,611	-
Common stock issued for debt settlement	$1,736,110	$-
Non-controlling interest recognized on acquisition	$66,877,521	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements urban-gro, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Description of Business

urban-gro, Inc. (the “Company” or “UGRO”) is a Delaware corporation listed on the Nasdaq Capital Market under the ticker symbol UGRO. On February 17, 2026, the Company completed its merger (the “Merger”) with Flash Sports & Media, Inc. (“Flash”), pursuant to the Agreement and Plan of Merger dated February 17, 2026. As a result of the Merger, Flash became a wholly-owned subsidiary of the Company. Concurrently, Flash holds a 51% membership interest in Innovative Production Group FZ, LLC (“IPG”), a Dubai Free Zone entity, pursuant to a Membership Interest Purchase Agreement dated July 27, 2025, as amended and made effective February 17, 2026.

Following the Merger, the Company’s continuing operations consist of the sports, media, and experiential marketing activities of Flash and IPG, including the production and commercialization of the Lanka Premier League (“LPL”), a T20 cricket franchise league. IPG is the exclusive Event Rights Partner for the LPL pursuant to a Master Event Rights Agreement with Sri Lanka Cricket dated October 14, 2020.

The Company’s legacy-controlled environment agriculture (“CEA”) operations have been classified as discontinued operations as of the Merger closing date. See Note 5 — Discontinued Operations.

Concentration of Risk

The Company’s continuing operations are concentrated in the production and commercialization of cricket leagues, principally the Lanka Premier League. IPG’s exclusive Event Rights for the LPL are pursuant to the Master Event Rights Agreement with Sri Lanka Cricket dated October 14, 2020. Sri Lanka Cricket is the Company’s most significant commercial counterparty for the post-Merger business. Loss of these rights, non-renewal of the agreement, or any disruption in the LPL season would have a material adverse effect on our business and financial condition.

IPG operates in the United Arab Emirates and conducts business principally in Sri Lanka and other South Asian and emerging markets. The Company is exposed to foreign currency risk principally in the UAE Dirham (which is pegged to the U.S. Dollar) and the Sri Lankan Rupee. The Company does not currently hedge foreign currency exposure.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or any future period.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Flash, and Flash’s 51%-owned subsidiary IPG. All intercompany balances and transactions have been eliminated in consolidation. The 49% interest in IPG not owned by Flash is presented as a noncontrolling interest in the unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair values of assets acquired and liabilities assumed in the Merger, the fair value of contingent consideration, the fair values of derivative liabilities, useful lives of intangible assets, and the assessment of going concern. Actual results may differ materially from these estimates.

Foreign Currency

The functional currency of IPG is the UAE Dirham. Assets and liabilities of IPG are translated to U.S. Dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at average exchange rates during the period. Translation gains and losses are recorded in other comprehensive income (loss) within stockholders’ equity. Transaction gains and losses are recorded in the consolidated statements of operations. The UAE Dirham is currently pegged to the U.S. Dollar at a rate of 3.6725 AED per USD; accordingly, translation effects have been immaterial to date.

Reverse Stock Split

On February 9, 2026, the Company effected a 1-for-25 reverse stock split of its issued and outstanding shares of common stock. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Cash

The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2026, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits.

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC 820, Fair Value Measurement. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value:

Level	1 — Quoted prices in active markets for identical assets or liabilities.

Level	2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level	3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of cash, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value due to the short-term nature of these instruments. Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs (see Note 8 — Derivative Liabilities). Contingent consideration arising from the Merger is also measured at fair value on a recurring basis using Level 3 inputs (see Note 4 — Business Combination).

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, by applying the following five-step framework: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) a performance obligation is satisfied.

Following the Merger, the Company’s revenue is principally derived from IPG’s cricket commercialization operations, including media rights, sponsorships, franchise fees, and event management services for the Lanka Premier League and other cricket-related properties. Revenue from media rights and sponsorship contracts is recognized over the contract term as the related performance obligations are satisfied. Franchise fees are recognized in accordance with the terms of the applicable franchise agreements. Event management revenue is recognized as services are provided.

Business Combinations

The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net identifiable assets acquired is recorded as goodwill. Acquisition-related costs are expensed as incurred. Results of operations of an acquired business are included in the consolidated financial statements from the date of acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its annual goodwill impairment test as of the last day of its fiscal year.

The impairment test consists of comparing the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company has a single reporting unit for goodwill impairment testing purposes.

Intangible Assets

Finite-lived intangible assets, including customer relationships, trademarks and trade names, and media content rights acquired in business combinations, are recorded at their estimated fair values at the date of acquisition and amortized on a straight-line basis over their estimated useful lives. The Company evaluates finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC 360, Property, Plant, and Equipment.

Derivative Financial Instruments

The Company evaluates its financial instruments, including warrants and conversion features associated with debt instruments, to determine whether they meet the definition of a derivative under ASC 815, Derivatives and Hedging. Instruments that do not qualify for the scope exception under ASC 815-10-15 are classified as derivative liabilities and measured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations.

Warrants and conversion features that contain variable-price provisions (such as price-reset or ratchet features) fail to meet the fixed-for-fixed criteria under ASC 815-40-15 and are classified as derivative liabilities. Warrants that are indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40 are recorded within stockholders’ equity and are not subsequently remeasured. The Company reassesses the classification of its warrants at each reporting date.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in a consolidated subsidiary not attributable to the parent company. Following the Merger, the Company consolidates IPG, in which it holds a 51% membership interest through its wholly-owned subsidiary Flash. The 49% interest held by other members is presented as noncontrolling interests within stockholders’ equity (deficit). Net income or loss is allocated between the Company and noncontrolling interests based on their respective ownership percentages.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation — Stock Compensation. Stock-based compensation expense for equity-classified awards, including restricted stock units and stock options, is measured at the grant-date fair value and recognized over the requisite service period on a straight-line basis. Forfeitures are recognized as they occur.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of differences between the financial statement carrying amounts and the tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by the taxing authorities.

Loss per Share

The Company computes basic net loss per share by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive securities, including stock options, warrants, and convertible notes, are excluded from diluted loss per share when their inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. For public business entities, this guidance is effective for annual periods beginning after December 15, 2024, and is effective for the Company’s annual period ending December 31, 2025. The Company adopted this guidance effective January 1, 2025 and will include the required disclosures in its annual financial statements. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of certain income statement expense line items. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Management has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on the Company’s condensed consolidated financial statements.

Note 3 — Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The Company has experienced recurring losses from operations and negative cash flows from operating activities. As of March 31, 2026, the Company had cash of $305,139, a working capital deficiency, and an accumulated deficit of $128,092,824. The Company is dependent on its ability to raise additional capital through equity and debt financings to fund its operations and to satisfy obligations as they become due.

During the three months ended March 31, 2026, the Company executed several financing transactions to address near-term liquidity needs, including (i) a Securities Purchase Agreement with Agile Hudson Partners LLC providing for an aggregate principal amount of $1,395,000 in convertible note funding (purchase price $1,260,000), of which $420,000 was drawn during the quarter, (ii) eight debt-for-equity exchanges with Hudson Global Ventures LLC that fully satisfied the Company’s obligations under the Agile Capital term loan, (iii) a $105,000 term loan from Agile Capital under the Agile Capital February 2026 Term Loan, (iv) a $100,000 promissory note from Bluecap Ventures, (v) access to up to $25,000,000 in equity financing under an Equity Line of Credit Agreement with Hudson Global Ventures LLC, and (vi) the full extinguishment of the Gemini Finance Corp. asset-based line of credit (carrying balance of $1,158,522) through the issuance of 72,000 shares (post-split) of common stock under a court-approved Section 3(a)(10) settlement, eliminating the related debt service obligation. See Note 9 — Notes Payable for additional information.

Management’s plans to address the Company’s liquidity needs include: (i) generating revenue from the LPL Season 7 (scheduled for late 2026) and other IPG cricket league operations; (ii) drawing additional tranches under the Agile Hudson Partners convertible note facility; (iii) drawing on the Hudson Global Ventures equity line of credit, subject to market conditions and SEC registration of the underlying shares; (iv) seeking additional equity or debt financing; and (v) implementing cost reduction measures.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management’s plans to mitigate these conditions are not considered probable of being effectively implemented within the meaning of ASC 205-40 because they are subject to significant risks and uncertainties, including the Company’s ability to access capital markets, market acceptance of the LPL and other IPG operations, and continued compliance with Nasdaq listing standards. Accordingly, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 — Business Combination

Description of Transaction

On February 17, 2026 (the “Acquisition Date”), the Company completed its merger with Flash, pursuant to which a wholly-owned subsidiary of the Company merged with and into Flash, with Flash surviving as a wholly-owned subsidiary of the Company. Concurrently, Flash holds a 51% membership interest in IPG. The Merger has been accounted for as a business combination under ASC 805, Business Combinations, with the Company determined to be the accounting acquirer.

The Company was determined to be the accounting acquirer based on the following factors: (i) the Company’s pre-Merger stockholders retained voting control of the combined entity (the Series B Non-Voting Convertible Preferred Stock issued to Flash stockholders is non-voting and has not been converted); (ii) the Company’s existing Board of Directors comprises a majority of the post-Merger Board; (iii) the Company’s pre-Merger Chief Executive Officer continues as the Chief Executive Officer of the combined entity; (iv) the Company initiated the transaction; and (v) the Company issued the equity consideration. The Nasdaq Stock Market issued a determination on February 24, 2026 confirming the two-step structure of the transaction and recognizing that the Change of Control under Listing Rule 5110(a) occurs only upon stockholder approval and conversion of the Series B Preferred Stock, which has not occurred.

Consideration Transferred

The total consideration transferred in the combined transaction consisted of two components:

Amount
Step 1 — Flash acquisition of 51% of IPG
Cash (due to seller)	$5,000,000
Contingent consideration	10,630,251
Subtotal — Step 1	15,630,251

Step 2 — UGRO acquisition of 100% of Flash
Common stock	423,217
Series B non-voting convertible preferred stock	176,076,783
Subtotal — Step 2	176,500,000

Total consideration transferred	$192,130,251

Preliminary Allocation of Purchase Price

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date:

Amount
Identifiable assets acquired:
Cash and cash equivalents	$144,231
Accounts receivable	3,022,524
Loans, advances and other current assets	190,606
Identifiable intangible assets	138,031,000
Total identifiable assets acquired	141,388,362

Liabilities assumed:
Accounts payable	(2,235,394)
Due to related party	(1,270,340)
Deferred revenue and other current liabilities	(1,652,878)
Total liabilities assumed	(5,158,611)

Net identifiable assets acquired	136,229,750
Less: Noncontrolling interest in IPG (49% — proportionate share)	(66,877,521)
Goodwill	122,778,022
Total consideration transferred	$192,130,251

Goodwill represents the excess of the consideration transferred over the fair value of the net identifiable assets acquired. Goodwill is primarily attributable to the assembled workforce of IPG, expected synergies from integrating IPG’s production capabilities with the Company’s public market platform, and growth opportunities in the global T20 cricket ecosystem. Goodwill has been assigned to the Company’s single reporting unit (sports, media, and experiential marketing). Goodwill is deductible for U.S. federal income tax purposes over 15 years pursuant to IRC §197.

Identifiable Intangible Assets

Intangible Asset	Fair Value	Useful Life
LPL Event Rights	$108,689,000	10 years
First Right of Refusal on remaining 49% of IPG	2,500,000	Until exercised
Customer relationships	5,690,000	7 years
Trade name	9,815,000	10 years
Production technology	6,337,000	5 years
Cricket league licenses (Malaysia, Singapore, Zimbabwe)	5,000,000	5 years
Total identifiable intangible assets	$138,031,000

The fair values of identifiable intangible assets were determined using a combination of valuation methodologies, including the multi-period excess earnings method (LPL Event Rights), Black-Scholes option pricing model (First Right of Refusal), with-and-without method (customer relationships), relief-from-royalty method (trade name), cost approach (production technology), and income approach (cricket league licenses). Significant assumptions include forecasted revenue growth, EBITDA margins, contributory asset charges, and discount rates ranging from 12% to 20%.

Contingent Consideration

In connection with the IPG acquisition, Flash agreed to pay contingent earn-out consideration of up to $24,000,000 in shares of common stock over three years (2025–2027), contingent on IPG achieving specified revenue and EBITDA targets. The preliminary fair value of the contingent consideration at the Acquisition Date is $10,630,251, determined using a probability-weighted expected value model and discounted at a credit-risk-adjusted rate of 12%. The contingent consideration is classified as a liability and is remeasured at fair value at each reporting date, with changes recognized in earnings.

First Right of Refusal

Flash holds a first right of refusal to acquire the remaining 49% membership interest in IPG within three years at a fixed price of $19,600,000 in shares of UGRO common stock, based on an agreed total IPG valuation of $40,000,000. The First Right of Refusal has been recognized as an identifiable intangible asset at its estimated fair value of $2,500,000, determined using the Black-Scholes option pricing model. The First Right of Refusal is not amortized; it will be tested for impairment if events or changes in circumstances indicate that its carrying value may not be recoverable, and it will be derecognized upon exercise or expiration.

Capital Contribution Commitment

Pursuant to the MIPA, Flash committed to fund $10,000,000 in working capital to IPG for league and business operations, payable in tranches over the twelve months following closing. This commitment is disclosed in Note 13 — Commitments and Contingencies and has not been recognized on the unaudited condensed consolidated balance sheet.

Pro Forma Information

The following unaudited pro forma financial information presents the combined results of operations as if the Merger had occurred on January 1, 2025. The unaudited pro forma information has been adjusted to reflect amortization of acquired intangibles and is not necessarily indicative of the results of operations that would have been achieved had the Merger occurred at the beginning of the periods presented or the future results of operations of the combined company.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Pro forma revenue	$499,000	$4,025,000
Pro forma net loss	$(15,920,000)	$(8,210,000)
Pro forma net loss per share — basic and diluted	$(12.85)	$(15.83)

The measurement period for the Merger remains open through February 17, 2027. The Company expects to finalize the purchase price allocation as additional information becomes available.

Note 5 — Discontinued Operations

Background and Classification

On February 17, 2026, the Company completed the Merger with Flash. As a result, the Company’s revenue-generating operations are now conducted principally through Flash and IPG in the sports, media, and experiential marketing industry.

During the year ended December 31, 2025, the Company (i) disposed of its Services segment (comprising 2WR of Georgia, Inc., the 2WR of Colorado customer list, 2WR of Mississippi assets, and urban grow Engineering) pursuant to a Stock and Asset Purchase Agreement consummated on August 27, 2025, which was classified as discontinued operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025; (ii) experienced the loss of substantially all operating assets of UG Construction, Inc. d/b/a Emerald Construction Management, Inc. (“UG Construction”) to Gemini Finance Corp. in an Article 9 foreclosure on September 4, 2025, following the Company’s default under the UG Construction line of credit; and (iii) terminated its equipment sales force during the third quarter of 2025.

During the year ended December 31, 2025, the Company’s legacy Equipment Systems and Construction Design-Build operations (collectively, the “Legacy CEA Operations”) were retained in continuing operations. At that time, management had not made a definitive, irrevocable decision to permanently exit those operations; the Company preserved the option to pursue alternative strategic transactions, including an alternative capital raise and a potential restart of construction operations, if the Merger did not close.

Upon the closing of the Merger on February 17, 2026, each of the conditions that supported continuing-operations treatment of the Legacy CEA Operations at December 31, 2025 was resolved. The Board of Directors confirmed that the Company will not continue the Legacy CEA Operations and authorized the orderly wind-down of residual matters relating thereto. Accordingly, the Company has classified the Legacy CEA Operations as a single disposal group and has presented the Legacy CEA Operations as discontinued operations in the accompanying unaudited condensed consolidated financial statements commencing with the quarterly period ended March 31, 2026, in accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations.

The classification of the Legacy CEA Operations as discontinued operations represents a strategic shift that has, and will have, a major effect on the Company’s operations and financial results. Comparative prior-period amounts have been reclassified to conform to the current-period presentation, in accordance with ASC 205-20-45-3.

Components of Loss from Discontinued Operations

	Three Months Ended
	March 31,
	2026	2025
Revenues
Equipment	$-	$4,698,577
Services	-	1,649,098
Construction design-build	-	3,122,298
Other	-	44,102
Total revenues	-	9,514,075
Cost of revenue
Equipment	-	4,344,607
Services	-	1,051,146
Construction design-build	-	3,474,387
Other	-	33,913
Total cost of revenue	-	8,904,053
Gross profit	-	610,022
Operating expenses:
General and administrative	1,136,063	3,898,602
Depreciation and amortization	-	167,694
Total operating expenses	1,136,063	4,066,296

Loss from discontinued operations	(1,136,063)	(3,456,274)

Non-operating income (expense):
Interest expense	(276,427)	(454,624)
Gain on settlement	402,554	-
Interest income	-	268
Other income (expense)	57,815	481,011
Total non-operating income (expense)	183,942	26,655

Loss before income taxes	(952,121)	(3,429,619)
Income tax benefit	-	14,608
Net loss from discontinued operations, net of tax	$(952,121)	$(3,415,011)

Net loss per share from discontinued operations-basic and diluted	$(1.16)	$(6.59)
Weighted average common shares outstanding - basic and diluted	822,221	518,569

Assets and Liabilities of Discontinued Operations

	March 31,	December 31,
	2026	2025

Prepayments and other assets	$207,708	$-
Total current assets of discontinued operations	$207,708	$-

Accounts payable	$17,405,856	$17,337,858
Contract liabilities	13,457,357	13,457,357
Accrued expenses	5,158,048	5,157,679
Customer deposits	2,735,167	2,740,640
Notes payable, current	1,772,947	3,533,255
Operating lease liabilities, current	-	17,978
Total current liabilities of discontinued operations	$40,529,375	$42,244,767

As a result of the foreclosure of UG Construction assets on September 4, 2025, the write-off of substantially all other Legacy CEA assets during 2025, and the continued wind-down during the three months ended March 31, 2026, the residual assets of the disposal group are de minimis. Residual liabilities reflect directly attributable obligations of the Legacy CEA Operations that have not yet been settled, paid, or otherwise extinguished.

Note 6 — Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill at March 31, 2026 was $122,778,022, all of which arose from the Merger described in Note 4. Goodwill has been assigned to the Company’s single reporting unit (sports, media, and experiential marketing). The Company is required to test goodwill for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment indicators were identified during the three months ended March 31, 2026.

The Company’s tax treatment of the IPG component of the Merger is intended to result in a step-up in tax basis under IRC §1001 and §1060, with related amortization deductible over 15 years pursuant to IRC §197.

Identifiable Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
LPL Event Rights / Media Rights	$108,689,000	$(1,250,668)	$107,438,332
First Right of Refusal on 49% of IPG	2,500,000	-	2,500,000
Customer relationships	5,690,000	(93,534)	5,596,466
Trade name — IPG / LPL	9,815,000	(112,940)	9,702,060
Production technology / Know-how	6,337,000	(145,838)	6,191,162
Cricket league licenses	5,000,000	(115,068)	4,884,932
Total	$138,031,000	$(1,718,048)	$136,312,952

Amortization expense for the three months ended March 31, 2026 was $1,718,048, reflecting amortization for the period from February 17, 2026 (the Acquisition Date) through March 31, 2026 (42 days). The First Right of Refusal is not amortized; it will be derecognized upon exercise or expiration.

Estimated Future Amortization Expense

Year Ending December 31,	Amount
Remainder of 2026	$13,212,609
2027	14,930,657
2028	14,930,657
2029	14,930,657
2030	14,930,657
Thereafter	63,377,715
Total	$136,312,952

Note 7 — Debt

	March, 31	December 31,
	2026	2025
Agile Capital	105,000	-
Blue cap	100,000	-
Total	205,000	-
Less current portion	(205,000)	-
Notes payable, long-term	$-	$-

Agile Capital Term Loan and Forbearance

On June 24, 2025, the Company issued a Confessed Judgment Secured Promissory Note to Agile Capital Funding, LLC and Agile Lending, LLC (collectively, “Agile”) in the aggregate principal amount of $972,200. On February 19, 2026, the Company entered into a Forbearance Agreement with Agile that increased the outstanding principal balance from $972,200 to $1,380,524 (a 42% increase) in exchange for Agile’s agreement to forbear from exercising its rights and remedies under the original note. The Company accounted for the Forbearance Agreement as a substantial modification under ASC 470-50 and recognized a loss on debt extinguishment of $408,324 during the three months ended March 31, 2026, representing the increase in principal.

Agile Debt-for-Equity Exchanges

Between February 27, 2026 and March 25, 2026, the Company and Hudson Global Ventures, LLC (“Hudson Global”), as assignee of Agile, entered into eight exchange agreements pursuant to which Hudson Global accepted an aggregate of 331,640 shares of common stock in full satisfaction of the $1,380,524 outstanding under the Forbearance Agreement. The Company accounted for each exchange under ASC 470-50, with the reacquisition price of the debt measured at the fair value of the common stock issued. As of March 25, 2026, the Agile term loan has been fully satisfied.

Agile Hudson Partners Convertible Note

On March 23, 2026, the Company entered into a Securities Purchase Agreement with Agile Hudson Partners LLC (“AHP”) providing for the issuance of a Senior Secured Original Issue Discount Convertible Promissory Note in an aggregate principal amount of $1,395,000, issued at a purchase price of $1,260,000 (the “AHP Note”), together with related warrants. On March 23, 2026, the Company drew the first tranche of $465,000 (net cash proceeds of $420,000 after a $45,000 original issue discount). The AHP Note bears interest at 12% (one-time) and is convertible into shares of common stock at a conversion price equal to the lower of (i) $2.50 per share and (ii) 75% of the average of the three lowest traded prices of the Company’s common stock on the principal market during the ten trading days immediately preceding the respective conversion date. The conversion option and the related warrants have been bifurcated from the host debt instrument and are accounted for as derivative liabilities (see Note 8).

Agile Capital February 2026 Term Loan

On February 3, 2026, the Company, together with its subsidiary urban-gro Canada Technologies Inc. as guarantor, entered into a Business Loan and Security Agreement with Agile Capital Funding, LLC (as Collateral Agent) and Agile Lending, LLC (as Lead Lender) and issued a Confessed Judgment Secured Promissory Note in the principal amount of $105,000, with net cash proceeds to the Company of $100,000 after a $5,000 administrative agent fee. The loan is evidenced by a Confessed Judgment Secured Promissory Note, is governed by Virginia law, and is secured by a springing security interest in substantially all assets of the Company that perfects upon the occurrence of an Event of Default. The total repayment amount, inclusive of all interest and fees and assuming all payments are made on time, is $152,250, reflecting a payment multiplier of 1.45 and a total interest and fee charge of $47,250. The loan is repayable in 20 equal weekly installments of $7,612.50 commencing April 8, 2026 and maturing on August 19, 2026. Upon an Event of Default, the interest rate is subject to an increase of 5.00 percentage points above the then-applicable rate.

Gemini Finance Corp. Line of Credit

In December 2023, UG Construction, Inc. d/b/a Emerald Construction Management, Inc., a wholly owned subsidiary of the Company, entered into an asset-based revolving line of credit with Gemini Finance Corp. (“Gemini”) in an amount not to exceed $10,000,000, secured by UG Construction’s accounts receivable. In March 2025, the line of credit was amended to extend the term to January 1, 2026, with interest accruing at 1.75% per month. In connection with the amendment, the Company issued 6,000 shares of common stock (post-split) to Gemini as an amendment fee. Between October and December 2025, the Company entered into a settlement agreement with Gemini to extinguish the outstanding balance of $1,158,522 through the issuance of 72,000 shares (post-split) of common stock in two tranches with aggregate consideration of $347,644. The transactions were accounted for under ASC 470-50-40, with the difference between the carrying amount of the debt and the fair value of equity issued recognized as a gain on debt extinguishment. As of March 31, 2026, the Gemini line of credit has been fully settled.

Grow Hill, LLC Secured Term Loan

On October 1, 2024, the Company entered into a secured term loan with Grow Hill, LLC (“Grow Hill”) with an original principal amount of $2,000,000, bearing interest at 15% per annum, with an origination fee of $100,000 (5% of the loan amount). The loan required monthly payments of interest and principal over a 24-month term maturing in October 2026. The loan is secured by a first-priority security interest in substantially all assets of the Company. As of December 31, 2025, the outstanding balance was $1,370,531. The Company is currently in default under the terms of the loan, and the balance of $1,443,745 is classified within discontinued operations as of March 31, 2026. In April 2026, the loan was assigned by Grow Hill to Hudson Global Ventures, LLC, the parties entered into a Forbearance Agreement and Exchange Agreement that settled the obligation, and the related Colorado litigation was dismissed. See Note 13 — Commitments and Contingencies and Note 14 — Subsequent Events.

J Brothers LLC Settlement Note

On August 8, 2025, the Company entered into a Settlement and Release Agreement with J Brothers LLC and Herb-a-More LLC relating to a dispute arising from amounts due for certain HVAC equipment. Pursuant to the settlement, the Company issued a promissory note with an original principal amount of $395,556, bearing simple interest at 12% per annum with a maturity date of March 18, 2026, and agreed to issue 6,000 shares of common stock (post-split). The note required monthly installments of $50,000 for the first seven months and a final payment of $64,047. As of March 31, 2026, the note has matured and the remaining balance of $320,962 is unpaid. The noteholder has not delivered a notice of default, and the Company is in discussions with the noteholder regarding a payment plan or conversion of the outstanding balance into equity. Under the terms of the note, a default interest rate of 17% per annum would apply upon a declared event of default. This obligation is classified within discontinued operations.

Bluecap Ventures Promissory Note

On February 18, 2026, the Company issued a Promissory Note to Bluecap Ventures LLC (“Bluecap”) in the principal amount of $100,000, bearing simple interest at 10% per annum, with a maturity date of August 18, 2026. The principal and accrued interest are due and payable in a single balloon payment on the Maturity Date. The note is unsecured and may be prepaid without premium or penalty. A late charge of 2% of the amount then due applies to any payment not received within 10 calendar days of its due date. Upon an event of default, the interest rate may be increased by 5 percentage points above the then-applicable rate. As of March 31, 2026, the outstanding principal balance of $100,000 remains outstanding and is classified as a current note payable.

Note 8 — Derivative Liabilities

The Company’s derivative liabilities consist of (i) the conversion option embedded in the AHP Note, (ii) warrants issued to AHP, and (iii) warrants issued to Hudson Global Ventures in connection with the Equity Line of Credit. Each derivative liability is initially recognized at fair value and subsequently remeasured at fair value at each reporting date, with changes recognized in earnings.

AHP Convertible Note Conversion Option

The conversion option embedded in the AHP Note has been bifurcated and accounted for as a derivative liability under ASC 815. The Day-1 fair value at issuance on March 23, 2026 was $271,214, determined using a Black-Scholes option pricing model. The fair value at March 31, 2026 was $269,318, resulting in a change in fair value of $1,896 recognized in the Q1 statement of operations.

AHP Warrant

In connection with the AHP Note, the Company issued a warrant to purchase 186,000 shares of common stock at an exercise price of $2.50 per share, with a five-year term. The Day-1 fair value at issuance on March 23, 2026 was $352,444, determined using a Black-Scholes option pricing model. The fair value at March 31, 2026 was $351,956, resulting in a change in fair value of $488 recognized in the Q1 statement of operations.

The Company evaluated the terms of the conversion features of the note as noted above in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion feature, which is akin to a redemption feature, meets the definition of a liability. Although the conversion price is subject to a floor equal to 75% of the average of the three lowest traded prices of the Common Stock during the ten Trading Days preceding the Conversion Date (and is also capped at $2.50 per share), the conversion price continues to vary based on future market prices and therefore the conversion feature is not considered indexed to the Company’s common stock under ASC 815-40. The notes also contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the convertible note, the Company recognized a derivative liability at a fair value of $623,658 which is recorded as a debt discount and will be amortized over the life of the note.

The Company measured the derivative liability at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the derivative liability uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the contingent consideration liability related to updated assumptions and estimates are recognized within the statements of operations.

The Company valued the derivative liability using a Black-Scholes method using following assumptions:

	Initial Valution	Reporting Date
	March 23,	March 31,
	2026	2026
Risk-free interest rate	3.76%-3.95%	3.76%-3.95%
Expected term (in years)	1-5	0.98-4.98
Expected volatility	100.00%	100.00%
Expected dividend yield	0.00%	0.00%

The following is a summary of the derivative liability:

Derivative
Liability
Outstanding as of December 31, 2025	$-
Issuance of embedded derivative liability	623,658
Change in fair value	(2,384)
Outstanding as of March 31, 2026	$621,274

The fair values of the derivative liabilities are classified as Level 3 within the fair value hierarchy, as the inputs to the valuation models include unobservable inputs (volatility) that are significant to the overall fair value measurement. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2026.

Note 9 — Stockholders’ Equity

Series B Non-Voting Convertible Preferred Stock

On February 17, 2026, in connection with the Merger, the Company filed a Certificate of Designation of the Series B Non-Voting Convertible Preferred Stock with the Delaware Secretary of State. The Series B Preferred Stock has the following key terms:

●	Voting rights: Non-voting on all matters submitted to stockholders, except as required by law

●	Dividends: Participates in any dividends declared on the common stock on an as-converted basis

●	Liquidation preference: Pari passu with common stock on an as-converted basis

●	Conversion: Convertible into common stock upon stockholder approval at a 1:1 ratio (subject to anti-dilution adjustments). Upon conversion, the Series B Preferred Stock will convert into approximately 54,509 shares of common stock.

●	Beneficial ownership cap: 9.99% beneficial ownership limitation, with provisions for waiver upon 61 days’ notice

The Series B Preferred Stock has been classified as permanent equity. As of March 31, 2026, 54,509 shares of Series B Preferred Stock were issued and outstanding, with a carrying value of $176,076,783.

Common Stock Issuances

During the three months ended March 31, 2026, the Company issued the following shares of common stock:

●	72,000 shares to Gemini Finance Corp. pursuant to the Gemini Settlement Agreement;

●	331,640 shares to Agile Capital in connection with a settlement agreement, valued at $1,388,466;

●	32,536 shares to Sea Rider Capital LLC for advisory services, valued at $181,390;

●	40,000 shares to One Eyed Jack for cash, valued at $100,000;

●	131,027 shares to Flash holders pursuant to merger, valued at 423,217

Treasury Stock

Treasury stock consists of 57,993 shares (post-split) repurchased pursuant to the Company’s previously authorized stock repurchase program. The carrying value of treasury stock at March 31, 2026 was $12,045,542.

Note 10 — Earnings (Loss) Per Share

Basic and diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. For periods in which the Company reports a net loss, potentially dilutive securities are excluded from the computation of diluted earnings per share, as their effect would be antidilutive.

All share and per share amounts for the three months ended March 31, 2025 have been retroactively restated to reflect the 1-for-25 reverse stock split that became effective on February 9, 2026, in accordance with ASC 260-10-55-12.

	Three Month Ended
	March 31,
	2026	2025
Numerator:
Net loss from continuing operations	$(2,349,573)	$(618,901)
Less: Net loss from continuing operations attributable to non-controlling interest	(76,110)	-
Net loss from continuing operations attributable to Urban-gro, Inc.	(2,273,463)	(618,901)
Net loss on discontinued operations	(952,121)	(3,415,011)
Net loss attributable to Urban-gro, Inc.	$(3,225,584)	$(4,033,912)
Denominator:
Denominator for EPS – weighted average shares
Basic	822,221	518,569
Diluted	822,221	518,569
Net loss per common share from continuing operations
Basic	$(2.77)	$(1.19)
Diluted	$(2.77)	$(1.19)
Net loss per common share from discontinued operations
Basic	$(1.16)	$(6.59)
Diluted	$(1.16)	$(6.59)
Net loss
Basic	$(3.92)	$(7.78)
Diluted	$(3.92)	$(7.78)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been antidilutive:

March 31, 2026
Series B Preferred Stock (convertible to common)	54,509
AHP Convertible Note (variable conversion)	252,717
AHP Warrant	186,000
Total potentially dilutive securities	493,226

Note 11 — Related Party Transactions

The Company has the following related party balances and transactions:

	March 31, 2026	December 31, 2025
Due from related parties:
Loans receivable from former Flash CEO	$10,000	$—
Receivables from IPG affiliates (Lanka, MCA, SG10)	188,594	—
Total due from related parties	$196,000	$—

Due to related parties:
Thunder Rock Capital	72,000	—
Other related parties	1,200,770	—
Total due to related parties	$1,272,770	$—

During the three months ended March 31, 2026, the Company recognized $0 of interest expense on related party debt. Related party balances arise principally from pre-acquisition balances of Flash and IPG and are non-interest-bearing.

In connection with the acquisition, the Company also assumed a non-interest-bearing unsecured loan payable to Mr. Anil Mohan Sankhdhar, former chairman and principal shareholder of IPG. The loan carries no stated interest rate and has no fixed repayment terms within the next twelve months. The loan was recorded at fair value on the acquisition date using a market rate of interest, with the resulting discount recognized as part of the purchase price allocation. The unamortized discount is accreted to interest expense over the expected repayment period using the effective interest method.

In connection with the IPG MIPA, IPG operates as a member of the Sankhdhar family of companies. The Company has identified the following related party transactions involving IPG affiliates: production fees and revenue sharing arrangements with related entities operating in cricket leagues in Sri Lanka, Malaysia, Singapore, and Zimbabwe. The Company is in the process of evaluating these arrangements for related party disclosure purposes.

Note 12 — Segment Information

Following the classification of the Legacy CEA Operations as discontinued operations, the Company operates in a single segment: sports, media, and experiential marketing. The Company’s chief operating decision maker (the Chief Executive Officer) reviews financial information on a consolidated basis for purposes of allocating resources and assessing performance.

Note 13 — Commitments and Contingencies

IPG Working Capital Commitment

Pursuant to the IPG MIPA, Flash committed to fund $10,000,000 in working capital to IPG for league and business operations, payable in tranches over the twelve months following the February 17, 2026 closing. As of March 31, 2026, no tranches had been funded. The commitment is contingent and is not recognized on the unaudited condensed consolidated balance sheet.

Sri Lanka Cricket Event Rights Fee

The Company’s obligation to pay the ERF for any given season arises only upon its annual election to conduct that season through payment or guarantee. Future ERF commitments are accordingly contingent upon this annual election and are not recognized as liabilities until triggered. The Company is obligated to share with SLC 15% of Ground Sponsorship and International Media Rights revenues for Seasons 6 through 8 (2025–2027) and 20% for Seasons 9 through 10 (2028–2030), in each case recognized only in the period such revenues are earned. No revenue sharing obligation has been triggered as of March 31, 2026, as no LPL season was held during the year.

The Master Event Rights Agreement, as amended by five addendums (collectively, the “ERA”), provides for a 10-season term. Pursuant to the Fifth Addendum dated April 5, 2022, the term of the ERA was extended by five years, commencing on March 15, 2025 and ending on March 14, 2030, and covers Seasons 6 through 10 of the Lanka Premier League. The annual Event Rights Fee is payable to Sri Lanka Cricket only upon IPG’s annual election to conduct the LPL season; if IPG does not elect to conduct a season, no Event Rights Fee is payable for that season.

Witness Sports Alliance Advances

As of March 31, 2026, IPG had received advances of $799,995 from Witness Sports Alliance LLC in respect of the Lanka Premier League Season 6. These advances are classified in Other Current Liabilities on the unaudited condensed consolidated balance sheet, and no revenue has been recognized in respect of these amounts as of March 31, 2026. Recognition of revenue from these advances is dependent on the execution of definitive Season 6 agreements with Witness Sports Alliance LLC and the exercise of related extension rights by the parties.

Operating Leases

The Company has operating leases primarily related to IPG’s office facilities in Dubai. As of March 31, 2026, total operating lease right-of-use assets were $277,000, with corresponding lease liabilities of $309,000 ($194,000 current and $115,000 long-term). The weighted-average remaining lease term is 1.6 years and the weighted-average discount rate is 8.0%.

Legal Proceedings

Grow Hill, LLC v. urban-gro, Inc. — In December 2025, Grow Hill, LLC filed suit against the Company in the District Court for Adams County, Colorado (Case No. 2025CV33546) seeking enforcement of a $1,371,000 secured term loan. In April 2026, in connection with the assignment of the loan to Hudson Global Ventures, LLC and the related forbearance and exchange transactions described in Note 14 — Subsequent Events, the matter was settled and the action was dismissed.

J Brothers LLC — A $321,000 settlement note matured on March 18, 2026 and remains unpaid. The noteholder has not delivered a notice of default, and the Company is in discussions with the noteholder regarding a payment plan or conversion of the outstanding balance into equity.

India Basketball League Operations

The Company’s professional basketball league operations in India remain subject to ongoing legal and regulatory matters involving recognition and approvals from the Basketball Federation of India. The league previously received a favourable ruling from the Delhi High Court; however, operations remain on hold pending further resolution and regulatory clearance. Management, in consultation with legal counsel, is unable to predict the ultimate outcome or timing of these matters. No loss contingency has been recorded as of March 31, 2026, as management does not believe a loss is probable or reasonably estimable. The resolution of these matters may impact the ability of the league to resume operations and the recoverability of related assets.

LPL Franchise Agreement Dispute

On March 17, 2026, the Dubai International Financial Centre Courts granted a default judgment in favour of the Company against Innovation Factory Royal Investment Group LLC (Claim No. CFI 054/2025) following the defendant’s failure to file a defence. The judgment awards principal of $2,883,407, comprising the outstanding Season 4 franchise balance of $339,202, unpaid Season 5 fees of $1,600,000, amounts remitted to Sri Lanka Cricket on the defendant’s behalf of $849,364, and outstanding surcharges of $94,841, together with accrued interest of $699,194 to January 9, 2026 and continuing interest at 9% per annum thereafter until payment, and legal costs of AED 1,020,048.

The principal judgment amount of $2,883,407 exceeds the carrying value of the related receivable on the balance sheet of $1,699,201 by $1,184,206, representing surcharges and other amounts claimed in the proceedings not previously recognized on the balance sheet. No amounts in excess of the $1,699,201 carrying value have been recognized in the financial statements as of March 31, 2026. Management reversed the allowance for credit losses of $169,920 previously recognized against this receivable, as the receipt of the default judgment supports the recoverability of the carrying amount. The Company is actively pursuing enforcement of the judgment and recovery of all awarded amounts. See Notes 6 and 11.

Earn-Out Contingent Consideration

See Note 3 — Business Combination for description of the contingent earn-out payable to the IPG sellers.

AHP Note Tranche Commitments

Under the Securities Purchase Agreement with Agile Hudson Partners LLC, the Company has the right (but not the obligation) to draw additional tranches up to a remaining commitment of $2,310,000.

Hudson Global Equity Line of Credit

Under the Equity Line of Credit Agreement with Hudson Global Ventures LLC, the Company has access to up to $25,000,000 in equity financing through the issuance of common stock at the Company’s election, subject to market conditions, beneficial ownership limitations, and SEC registration of the underlying shares.

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

Cullens - Complaint Filed & Company Filed Answer and Counter Suit

On December 25, 2025, Christopher W. Cullens (“Mr. Cullens”) filed a complaint against urban-gro, Inc. (“UG”) and Bradley Nattrass (“Mr. Nattrass”), an individual, in District Court, Boulder County, State of CO (Case 2025CV031164).   The complaint alleged that UG Mr. Cullens had earned and was vested in commissions totaling $650,000 which, pursuant to the Colorado Wage Claim Act (“CWA”), were earned, vested, and determinable wages that were due and payable immediately upon his discharge.  Further, the complaint alleged that Mr. Cullens is entitled to a severance package that includes nine (9) months of his base salary and nine (9) months of COBRA premium payments.

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

Other than the foregoing, the Company is not a party to any material legal proceedings.

Note 14 — Subsequent Events

AHP Second Tranche

On April 7, 2026, the Company drew the second tranche under the AHP Note in the principal amount of $625,000 (net cash proceeds of $562,500 after a $62,500 original issue discount).

April 2026 AHP Securities Purchase Agreement

On April 7, 2026, the Company entered into a separate Securities Purchase Agreement with Agile Hudson Partners LLC providing for the issuance of a 12% secured promissory note (the “April 2026 AHP Note”) in an aggregate principal amount of up to $2,775,000 for an aggregate purchase price of up to $2,525,000, in one or more tranches. On the same date, the Company drew a first tranche with original principal of $2,225,495.05 for a purchase price of $2,025,000 (net of $25,000 of buyer legal fees). A second tranche of $500,000 in purchase price (adding $549,504.95 of principal and $65,940.60 of accrued interest) is available subject to customary conditions, including the filing of the Company’s 2025 Form 10-K with audited financial statements. Each tranche matures twelve months after funding, with default interest at the lesser of 18% per annum and the maximum rate permitted by law.

The April 2026 AHP Note is convertible into common stock, subject to a 4.99% beneficial ownership limitation and a Nasdaq exchange cap, at the lesser of (i) $36.00 per share and (ii) 80% of the average of the three lowest traded prices during the ten trading days preceding conversion. In connection with the first tranche, the Company issued a five-year warrant for 154,166 shares at $18.00 per share and a pre-funded warrant for 26,000 shares at $0.01 per share. The note is secured, pursuant to a Security Agreement dated April 7, 2026, by substantially all assets of the Company and certain subsidiaries, junior to the Company’s existing senior secured indebtedness (including the October 1, 2024 Grow Hill loan). The note and warrants were issued in a private placement under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

Grow Hill Loan Settlement

On or about April 20, 2026, Grow Hill, LLC assigned its rights under the Company’s $2,000,000 secured term loan (described in Note 9) to Hudson Global Ventures, LLC (“Hudson”) pursuant to an Assignment and Assumption Agreement. As of April 10, 2026, the outstanding obligations under the loan were approximately $1.94 million and the Company was in default. Concurrently with the assignment, the Company entered into a Forbearance Agreement with Hudson (under which the principal balance was increased to $2,800,000 to capitalize a forbearance fee) and an Exchange Agreement under which Hudson agreed to reduce a portion of the loan balance in exchange for shares of the Company’s common stock. The related Colorado litigation (Grow Hill, LLC v. urban-gro, Inc.) was dismissed in connection with the transactions. The foregoing descriptions are qualified in their entirety by reference to the agreements filed as exhibits to the Company’s Current Report on Form 8-K filed on April 20, 2026.

On May 19, 2026, the Company and its wholly-owned subsidiary urban-gro Canada Technologies Inc. entered into Amendment No. 1 (the “Amendment”) to the Forbearance Agreement dated April 20, 2026 (the “Forbearance Agreement”) with Hudson. The Amendment (i) extended the forbearance period to the earlier of August 17, 2026 or the occurrence of a Forbearance Default and (ii) provided for an additional forbearance fee of $1,106,992.21, payable in the form of an increase in the principal balance of the underlying promissory note. After giving effect to the Amendment, the outstanding principal balance of the note as of the date of the Amendment was $1,487,850.10, and upon termination of the Amendment for any reason, the principal balance will increase to $2,800,000.

Agile Business Loan and Security Agreement

On May 12, 2026, the Company entered into a Business Loan and Security Agreement (the “Agile BLSA”) with Agile Capital Funding, LLC, as collateral agent, and Agile Lending, LLC, as lead lender, with the Company’s subsidiaries urban-gro Canada Technologies Inc. and Flash Sports and Media, Inc. acting as guarantors. The Agile BLSA provides for a term loan in the principal amount of $1,625,000 (which includes a $125,000 administrative agent fee). Net cash proceeds to the Company at the first advance were approximately $1,047,750, after deduction of the administrative agent fee, the payoff of a prior balance, and a holdback of the first six weekly payments.

The loan accrues interest as set forth in the related supplement, resulting in a total repayment amount of $2,340,000 (representing a payment multiplier of 1.44x the principal amount). The Company is required to make weekly payments commencing May 20, 2026, consisting of six initial weekly payments of $50,000 (withheld at funding), followed by weekly payments of $65,000 through January 27, 2027, and a final payment of $25,000 on February 3, 2027. Voluntary prepayments are permitted and are subject to a make-whole premium equal to the interest that would otherwise have been paid through the maturity date.

The Agile BLSA grants Agile Capital Funding, LLC, as collateral agent for the lenders, a springing security interest in substantially all of the Company’s assets, which becomes effective automatically upon the occurrence of an Event of Default. Upon an Event of Default, outstanding obligations accrue interest at the default rate. The foregoing description is qualified in its entirety by reference to the Agile BLSA, which the Company intends to file as an exhibit to a subsequent periodic or current report.

Additional Equity Issuances

Subsequent to March 31, 2026, the Company issued additional shares of common stock under various agreements, including additional Section 3(a)(10) settlement issuances to Gemini Finance Corp. and conversions of the AHP Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Recent Developments

Flash Merger

On February 17, 2026, we completed the Merger with Flash, pursuant to the Agreement and Plan of Merger dated February 17, 2026. Total consideration transferred consisted of $423,217 in common stock (131,027 shares at approximately $3.23 per share) and $176,076,783 in Series B Non-Voting Convertible Preferred Stock, for total Step 2 consideration of $176,500,000. Combined with $15,630,251 of Step 1 consideration transferred directly to the former IPG sellers ($5,000,000 cash and $10,630,251 contingent earn-out), total consideration transferred under ASC 805-30-30-7 is $192,130,251. The Series B Preferred Stock will convert into approximately 54.6 million shares of common stock upon stockholder approval, which has not been obtained as of the date of this report.

Reverse Stock Split

On February 9, 2026, we effected a 1-for-25 reverse stock split of our issued and outstanding common stock to regain compliance with the Nasdaq minimum bid price requirement. All share and per share amounts in this report have been retroactively adjusted for the reverse stock split.

Debt Restructuring

During the first quarter, we restructured a substantial portion of our debt obligations. Specifically: (i) we entered into a Forbearance Agreement with Agile Capital that increased the principal balance from $972,200 to $1,380,524, recognizing a loss on debt extinguishment of $408,324; (ii) we settled the increased Agile balance through eight debt-for-equity exchanges with Hudson Global Ventures, issuing 331,640 shares of common stock; and (iii) we entered into a $1,395,000 convertible note facility with Agile Hudson Partners LLC (purchase price $1,260,000), drawing the first tranche of $420,000 on March 23, 2026.

Equity Line of Credit

On February 4, 2026, we entered into an Equity Line of Credit Agreement with Hudson Global Ventures LLC providing for up to $25,000,000 in equity financing, subject to market conditions and SEC registration.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Continuing Operations

Revenue for the three months ended March 31, 2026 was $0. The Company’s continuing operations, conducted through Flash and IPG, commenced upon the closing of the Merger on February 17, 2026; however, no revenue was recognized during the partial period from the acquisition date through March 31, 2026, as IPG’s principal revenue source (the Lanka Premier League) is seasonal and no league season occurred during the quarter. We had no revenue from continuing operations for the three months ended March 31, 2025, as our continuing operations did not exist in their current form prior to the Merger.

Total operating expenses for the three months ended March 31, 2026 were $2,125,236, consisting of: (i) $407,188 in general and administrative expenses; and (ii) $1,718,048 in amortization of acquired intangibles. The amortization expense reflects approximately six weeks of amortization (from February 17, 2026 through March 31, 2026).

Total non-operating expense for the three months ended March 31, 2026 was $224,337, consisting of: (i) $18,063 in interest expense; (ii) $208,658 loss on issuance of derivatives (relating to the Day-1 fair value of the conversion feature embedded in the AHP Note); and (iii) a $2,384 gain from the change in fair value of derivative liabilities. We had no non-operating activity from continuing operations for the three months ended March 31, 2025. The gain on settlement related to the Agile Forbearance Agreement is reported within the loss from discontinued operations.

Loss from continuing operations was $2,349,573 for the three months ended March 31, 2026, compared to $618,901 for the three months ended March 31, 2025.

Discontinued Operations

Loss from discontinued operations was $952,121 for the three months ended March 31, 2026, compared to $3,415,011 for the three months ended March 31, 2025. The decrease reflects the substantially complete wind-down of the Legacy CEA Operations during 2025, including the August 2025 disposal of the Services segment and the September 2025 foreclosure of UG Construction assets.

Net Loss

Net loss for the three months ended March 31, 2026 was $3,301,694, of which $76,110 was attributable to non-controlling interest and $3,225,584 was attributable to urban-gro, Inc. common stockholders. Net loss for the three months ended March 31, 2025 was $4,033,912, all attributable to urban-gro, Inc. common stockholders (no non-controlling interest existed prior to the Merger).

Liquidity and Capital Resources

As of March 31, 2026, we had cash of $305,139 and a working capital deficiency. Our principal sources of liquidity during the quarter consisted of (i) cash acquired in the Merger, (ii) proceeds from the AHP convertible note ($420,000), (iii) proceeds from the Agile forbearance ($110,000), and (iv) proceeds from the One Eyed Jack private placement ($100,000).

We anticipate that our cash needs over the next twelve months will be funded through: (i) revenue from IPG cricket league operations, principally LPL Season 7 (scheduled for late 2026); (ii) additional draws under the AHP convertible note facility (remaining commitment of $975,000, representing the $1,395,000 facility less the $420,000 first tranche drawn during Q1 2026); (iii) draws on the Hudson Global ELOC ($25,000,000 capacity, subject to market conditions and SEC registration); (iv) the working capital commitment to IPG ($10,000,000 over twelve months); and (v) other equity or debt financings.

There is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. See Note 3 — Going Concern.

Critical Accounting Estimates

Our critical accounting estimates have not changed materially from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except as follows:

●	Business Combination Accounting: The Merger required us to allocate the purchase price to the identifiable assets acquired and liabilities assumed at fair value. Significant estimates were used in determining the fair values of identifiable intangible assets ($138,031,000) and the contingent consideration liability ($10,630,000). Goodwill of $122,778,022 represents the excess of consideration transferred over the fair value of net identifiable assets acquired.

●	Derivative Liabilities: The conversion option embedded in the AHP Note and the related warrants are classified as derivative liabilities and measured at fair value at each reporting date using Black-Scholes option pricing models with significant unobservable inputs (Level 3). During Q1 2026, the Company recognized a $208,658 loss on issuance of derivatives (Day-1 fair value of the conversion feature embedded in the AHP Note), a $2,384 gain from subsequent re-measurement of the conversion feature derivative liability, and a $488 gain from re-measurement of the AHP Warrant liability.

●	Going Concern: We have evaluated the Company’s ability to continue as a going concern under ASC 205-40 and concluded that substantial doubt exists. See Note 3 — Going Concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the additional considerations described below related to the Merger.

Material Weaknesses

As disclosed in our Annual Report on Form 10-K, we have identified material weaknesses in our internal control over financial reporting related to (i) insufficient segregation of duties, (ii) limited technical accounting resources, and (iii) inadequate documentation and review of complex accounting transactions. Following the Merger, we have additional control considerations related to the integration of Flash and IPG, including: (i) the inherent risks of integrating a foreign subsidiary (IPG) operating in the United Arab Emirates and Sri Lanka; (ii) the application of complex accounting standards including ASC 805 (business combinations) and ASC 815 (derivatives); and (iii) the need to develop new internal controls over the LPL revenue recognition process.

Remediation Plans

We are taking steps to remediate the identified material weaknesses, including: (i) engaging a qualified external accounting firm to assist with complex accounting matters; (ii) implementing additional review procedures for material non-routine transactions; (iii) enhancing our documentation standards; and (iv) integrating the financial reporting processes of Flash and IPG into our consolidated financial reporting framework.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the Merger as described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 — Commitments and Contingencies, which is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 includes a discussion of certain risk factors. There have been no material changes to those risk factors, except as set forth below in connection with the Merger:

Risks Related to the Flash Merger and IPG Operations

●	Integration risk: The integration of Flash and IPG into our operations is complex and subject to significant risks. Failure to successfully integrate could materially harm our business, financial condition, and results of operations.

●	Dependence on the Lanka Premier League: A substantial portion of our identifiable intangible assets and projected revenue is attributable to IPG’s exclusive Event Rights for the Lanka Premier League under the Master Event Rights Agreement with Sri Lanka Cricket. Loss of these rights, non-renewal of the agreement, or any disruption in the LPL season would have a material adverse effect on our business and financial condition.

●	Counterparty risk — Sri Lanka Cricket: Our most significant commercial relationship is with Sri Lanka Cricket, the governing body of cricket in Sri Lanka. Any change in Sri Lanka Cricket’s leadership, regulatory status, financial condition, or willingness to perform under our agreement could materially impact our business.

●	Seasonality and revenue concentration: The LPL season is held over approximately three to four weeks per calendar year, resulting in significant seasonality in IPG’s revenues. A substantial portion of our annual revenue is recognized during a single quarter, and operational disruptions during the season could disproportionately impact our annual results.

●	Foreign currency risk: IPG operates in the United Arab Emirates and Sri Lanka. We are exposed to fluctuations in the U.S. Dollar relative to the UAE Dirham and the Sri Lankan Rupee. We do not currently hedge foreign currency exposure.

●	Sri Lanka country risk: Sri Lanka has experienced periods of significant economic and political instability. Adverse economic, political, or regulatory developments in Sri Lanka could disrupt the LPL or our broader cricket operations.

●	Dubai Free Zone regulatory environment: IPG operates as a Free Zone entity in the United Arab Emirates. Changes in Free Zone regulations, tax treatment, or licensing requirements could affect IPG’s ability to operate or repatriate capital.

●	Tax risk and lack of dedicated tax advisor: We have not engaged a dedicated tax advisor for the IPG acquisition. The acquisition is intended to be treated as an asset purchase for U.S. federal income tax purposes under IRC §1001, with a related IRC §754 election. Failure to make required elections or properly characterize the transaction could result in adverse tax consequences.

●	Foreign operations: IPG’s operations are conducted principally in Sri Lanka, the United Arab Emirates, and other international jurisdictions, exposing us to risks related to foreign currency fluctuations, regulatory changes, geopolitical instability, and tax controversies.

●	Contingent earn-out: The IPG sellers may earn up to $24,000,000 in additional consideration over three years, which would dilute our existing common stockholders.

●	Series B Preferred Stock conversion: Upon stockholder approval, our Series B Preferred Stock will convert into approximately 54.6 million additional shares of common stock, representing approximately 90% of our post-conversion outstanding common stock and substantially diluting our existing common stockholders.

Risks Related to Going Concern and Liquidity

●	Going concern: Substantial doubt exists about our ability to continue as a going concern. If we are unable to raise additional capital or generate sufficient revenue, we may be forced to curtail or cease operations.

●	Reliance on dilutive financing: We have funded our operations through highly dilutive equity and convertible debt financings, including the AHP Note (variable conversion price), the Hudson Global ELOC, and Section 3(a)(10) settlement share issuances. Continued reliance on such financings could result in substantial additional dilution.

●	Nasdaq listing: We have previously been deficient with Nasdaq listing standards, including the minimum bid price requirement. While we regained compliance on March 9, 2026, there can be no assurance that we will maintain compliance in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, we issued the following securities in transactions exempt from registration under the Securities Act of 1933:

●	131,027 shares of common stock issued to Flash stockholders in connection with the Merger (Section 4(a)(2));

●	54,509 shares of Series B Non-Voting Convertible Preferred Stock, having an aggregate fair value of $176,187,236, issued to Flash stockholders in connection with the Merger (Section 4(a)(2));

●	331,640 shares of common stock issued to Hudson Global Ventures, LLC in eight Agile debt-for-equity exchanges (Section 3(a)(9) and/or 4(a)(2));

●	72,000 shares of common stock issued to Gemini Finance Corp. pursuant to a court-approved Section 3(a)(10) settlement;

●	Convertible note and warrants issued to Agile Hudson Partners LLC (Section 4(a)(2) and Regulation D);

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As described in Note 7 — Debt and Note 13 — Commitments and Contingencies, the Grow Hill, LLC secured term loan ($1.4M) was settled in April 2026 in connection with the assignment of the loan to Hudson Global Ventures, LLC and the related forbearance and exchange transactions, and the related Colorado litigation was dismissed (see Note 14 — Subsequent Events). The J Brothers LLC settlement note ($0.3M) matured on March 18, 2026 and remains unpaid; the noteholder has not delivered a notice of default and the Company is in discussions regarding a payment plan or conversion of the balance into equity. Both of these obligations relate to our Legacy CEA Operations and are reflected within discontinued operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are incorporated by reference into this Item 6.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN-GRO, INC.

Dated: May 20, 2026

By:	/s/ Bradley Nattrass
Bradley Nattrass
Chief Financial Officer

By:	/s/ Eric M. Sherb
Eric M. Sherb
Chief Financial Officer