Form 10-Q
period 2026-06-30
Flash Sports & Media Holdings, Inc.
filed 2026-08-13
CIK 1706524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number: 001-39933

Flash Sports & Media Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-5158469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1140 Avenue of the Americas, Suite 1140

New York, New York 10036

(720) 390-3880

(Address of principal executive offices, including zip code; Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange
Common Stock, $0.001 par value	FLZH	NASDAQ Capital Market

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

As of August 13, 2026, the registrant had 56,716,262 shares of common stock outstanding.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Flash Sports & Media Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash	$2,389,423	$10,644
Accounts receivable, net	3,527,709	-
Deferred contract costs	3,715,500	-
Prepaid expenses and other current assets	482,740	-
Current assets of discontinued operations	207,708	-
Total current assets	10,323,080	10,644
Non-current assets:
Operating lease right-of-use assets	293,001	321,303
Goodwill	122,778,022	-
Intangible assets, net	132,590,514	-
Total non-current assets	255,661,537	321,303
Total assets	$265,984,617	$331,947

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,549,284	$2,323,626
Accounts payable - related party	324,849	-
Contract liabilities	3,378,745	-
Accrued expenses	681,020	590,838
Due to seller	5,000,000	-
Contingent consideration	10,630,251	-
Derivative liability	2,072,697	-
Due to related party	1,552,612	-
Notes payable, current	2,887,788	-
Operating lease liabilities, current	194,494	222,870
Current liabilities of discontinued operations	39,694,407	42,244,767
Total current liabilities	73,966,147	45,382,101
Non-current liabilities
Operating lease liabilities, long-term	115,079	115,080
Total non-current liabilities	115,079	115,080
Total liabilities	74,081,226	45,497,181

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 2,720 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025 respectively	3	-
Common stock, $0.001 par value 200,000,000 shares authorized; 53,926,755 issued and 53,868,762 outstanding as of June 30, 2026, and 710,025 issued and 652,032 outstanding as of December 31, 2025	53,927	711
Additional paid-in capital	273,218,912	91,746,837
Treasury shares, cost basis: 57,993 shares as of June 30, 2026 and December 31, 2025	(12,045,542)	(12,045,542)
Non-controlling interests	66,717,314	-
Accumulated deficit	(136,041,223)	(124,867,240)
Total stockholders’ equity (deficit)	191,903,391	(45,165,234)
Total liabilities and stockholders’ equity (deficit)	$265,984,617	$331,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flash Sports & Media Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	44,318	-	44,318	-
Cost of revenue	-	-	-	-
Gross profit (loss)	44,318	-	44,318	-
Operating expenses:
General and administrative	2,805,816	-	3,213,004	618,901
Amortization of acquired intangibles	3,722,438	-	5,440,486	-
Total operating expenses	6,528,254	-	8,653,490	618,901

Loss from operations	(6,483,936)	-	(8,609,172)	(618,901)

Non-operating income (expense):
Interest expense	(2,522,745)	-	(2,540,808)	-
Loss on issuance of derivatives	(1,454,690)	-	(1,663,348)	-
Change in fair value of derivative liabilities (loss)	2,426,791	-	2,429,175	-
Other income (expense)	2,084	-	2,084	-
Total non-operating income (expense)	(1,548,560)	-	(1,772,897)	-

Loss before income taxes	(8,032,496)	-	(10,382,069)	(618,901)
Income tax benefit	-	-	-	-
Net loss from continuing operations	(8,032,496)	-	(10,382,069)	(618,901)
Net income loss from discontinued operations, net of tax	-	(6,204,144)	(952,121)	(9,619,155)
Net loss	$(8,032,496)	$(6,204,144)	$(11,334,190)	$(10,238,056)
Less: Net loss from continuing operations attributable to non-controlling interest	(84,097)	-	(160,207)	-
Net loss attributable to Flash Sports & Media Holdings, Inc. common stockholders	$(7,948,399)	$(6,204,144)	$(11,173,983)	$(10,238,056)
Net loss per share attributable to Flash Sports & Media Holdings, Inc. common stockholders:
Net loss from continuing operations	$(0.91)	$-	$(2.14)	$(1.07)
Net loss from discontinued operations, net of taxes	$-	$(10.64)	$(0.20)	$(16.59)
Net loss per share	$(0.91)	$(10.64)	$(2.34)	$(17.65)

Weighted average common shares outstanding - basic and diluted	8,763,066	583,352	4,768,135	579,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flash Sports & Media Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

									Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Non-controlling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	(Deficit)

Balance at December 31, 2024	-	$-	562,855	$563	$90,170,645	$(102,768,208)	$(12,045,542)	$-	$(24,642,542)
Stock-based compensation	-	-	3,000	3	324,268	-	-	-	324,271
Stock grant program vesting	-	-	10,559	11	(11)	-	-	-	-
Issuance of common stock for loan modification	-	-	6,000	6	109,418	-	-	-	109,424
Net loss	-	-	-	-	-	(4,033,912)	-	-	(4,033,912)
Balance at March 31, 2025	-	-	582,414	583	90,604,320	(106,802,120)	(12,045,542)	-	(28,242,759)
Stock-based compensation	-	-	-	-	210,193	-	-	-	210,193
Stock grant program vesting	-	-	4,864	5	(5)	-	-	-	-
Net loss	-	-	-	-	-	(6,204,144)	-	-	(6,204,144)
Balance at June 30, 2025	-	$-	587,278	$588	$90,814,508	$(113,006,264)	$(12,045,542)	$-	$(34,236,710)

Balance at December 31, 2025	-	$-	710,025	$711	$91,746,837	$(124,867,240)	$(12,045,542)	$-	$(45,165,234)
Stock-based compensation	-	-	-	-	179,108	-	-	-	179,108
Issuance of common stock for loan settlement	-	-	403,640	403	1,735,707	-	-	-	1,736,110
Issuance of common stock for services	-	-	32,536	32	181,358	-	-	-	181,390
Issuance of common stock for cash	-	-	40,000	40	99,960	-	-	-	100,000
Issuance of preferred stock and common stock for Merger	54,509	55	131,027	131	176,499,814	-	-	66,877,521	243,377,521
Net loss	-	-	-	-	-	(3,225,584)	-	(76,110)	(3,301,694)
Balance at March 31, 2026	54,509	55	1,317,228	1,317	270,442,784	(128,092,824)	(12,045,542)	66,801,411	197,107,201
Issuance of common stock for Note repayment	-	-	520,964	521	2,440,702	-	-	-	2,441,223
Issuance of common stock for services	-	-	59,563	60	193,732	-	-	-	193,792
Issuance of common stock for equity line of credit	-	-	230,000	230	167,341	-	-	-	167,571
Issuance of common stock in connection with promissory note	-	-	10,000	10	26,090	-	-	-	26,100
Conversion preferred stock into common stock	(51,789)	(52)	51,789,000	51,789	(51,737)	-	-	-	-
Net loss	-	-	-	-	-	(7,948,399)	-	(84,097)	(8,032,496)
Balance at June 30, 2026	2,720	$3	53,926,755	$53,927	$273,218,912	$(136,041,223)	$(12,045,542)	$66,717,314	$191,903,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flash Sports & Media Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(10,382,069)	$(618,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,440,486	-
Stock-based compensation expense	554,290	-
Amortization of the right-of-use	28,302	-
Loss on issuance of derivatives	1,663,348	-
Amortization debt discount	792,162
Change in fair value of derivative liabilities	(2,429,175)	-
Changes in operating assets and liabilities:
Accounts receivable and contract receivables	(505,184)	-
Deferred contract costs	(3,715,500)
Prepaid expenses and other assets	(92,134)	-
Accounts payable, contract liabilities, and accrued expenses	5,131,162	-
Operating lease liability, net	(28,377)	-
Net cash provided by (used in) operating activities of continuing operations	(3,542,689)	(618,901)
Net cash (used in) provided by operating activities of discontinued operations	467,144	3,246,803
Net cash used in operating activities	(3,075,545)	2,627,902

Cash flows from investing activities:
Cash paid for acquisition	(200,000)	-
Cash acquired in merger and acquisition	144,231	-
Net cash used in investing activities of continuing operations	(55,769	-
Net cash provided by investing activities of discontinued operations	-	9,881
Net cash (used in) provided by investing activities	(55,769	9,881

Cash flows from financing activities:
Proceeds from promissory notes	4,960,250	-
Proceeds from related parties	282,272
Proceeds from sale of common stock	267,571	-
Net cash (used in) provided by financing activities of continuing operations	5,510,093	-
Net cash used in financing activities of discontinued operations	-	(2,735,584)
Net cash (used in) provided by financing activities	5,510,093	(2,735,584)

Net change in cash	2,378,779	(97,801)
Cash at beginning of period	10,644	819,050
Cash at end of period	$2,389,423	$721,249

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$361,554
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Termination of operating lease	$-	$767,884
Prepaid expenses financed by notes payable	$-	$282,320
Debt discount	$-	$50,000
Assets acquired pursuant to business combination	$141,388,362	$-
Liabilities assumed pursuant to business combination	$5,158,612	$-
Loss on settlement	$4,177,333	$-
Non-controlling interest recognized in connection with IPG acquisition	$66,877,521	$-
Issuance of common stock in connection with promissory note	$26,100	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Flash Sports & Media Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Description of Business

Flash Sports & Media Holdings, Inc. (formerly urban-gro, Inc.) (the “Company” or “FLZH”) is a Delaware corporation listed on the Nasdaq Capital Market under the ticker symbol FLZH. On June 12, 2026, at a special meeting of stockholders (the “Special Meeting”), the Company’s stockholders approved a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended, to change the Company’s corporate name from “urban-gro, Inc.” to “Flash Sports & Media Holdings, Inc.” (the “Corporate Name Change”). The Certificate of Amendment was filed with the Secretary of State of the State of Delaware on June 12, 2026, and the Corporate Name Change became effective on that date. On February 17, 2026, the Company completed its merger (the “Merger”) with Flash Sports & Media, Inc. (“Flash”), pursuant to the Agreement and Plan of Merger dated February 17, 2026. As a result of the Merger, Flash became a wholly-owned subsidiary of the Company. Concurrently, Flash holds a 51% membership interest in Innovative Production Group FZ, LLC (“IPG”), a Dubai Free Zone entity, pursuant to a Membership Interest Purchase Agreement dated July 27, 2025, as amended and made effective February 17, 2026.

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

The Company’s legacy-controlled environment agriculture (“CEA”) operations, comprising its equipment systems and construction design-build businesses, have been classified as discontinued operations as of the Merger closing date. The Company no longer conducts any equipment reselling, construction, or other CEA-sector activities, and does not intend to resume them. See Note 6 — Discontinued Operations.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or any future period.

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

Cash

The Company considers all highly liquid short-term cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2026, the Company did not maintain any cash equivalents. The Company maintains cash with financial institutions that may from time to time exceed federally-insured limits.

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

The carrying amounts of cash, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value due to the short-term nature of these instruments. Derivative liabilities are measured at fair value on a recurring basis using Level 3 inputs (see Note 9 — Derivative Liabilities). Contingent consideration arising from the Merger is also measured at fair value on a recurring basis using Level 3 inputs (see Note 4 — Business Combination).

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

The Company has experienced recurring losses from operations and negative cash flows from operating activities. As of June 30, 2026, the Company had cash of $2,389,423, a working capital deficiency of $63,643,067, and an accumulated deficit of $136,041,223. Current liabilities as of that date include $39,694,407 of current liabilities of discontinued operations. The Company is dependent on its ability to raise additional capital through equity and debt financings to fund its operations and to satisfy obligations as they become due.

During the six months ended June 30, 2026, the Company executed several financing transactions to address near-term liquidity needs, including (i) a Securities Purchase Agreement with Agile Hudson Partners LLC providing for an aggregate principal amount of $1,395,000 in convertible note funding (purchase price $1,260,000), of which $465,000 of principal was drawn in March 2026 for net cash proceeds of $420,000, (ii) a separate Securities Purchase Agreement with Agile Hudson Partners LLC providing for an aggregate principal amount of $2,775,000, which was disbursed in two tranches funded in April 2026 for net cash proceeds of $2,500,000, (iii) eight debt-for-equity exchanges with Hudson Global Ventures LLC that fully satisfied the Company’s obligations under the Agile Capital term loan, (iv) a $105,000 term loan from Agile Capital under the Agile Capital February 2026 Term Loan, (v) a $100,000 promissory note from Bluecap Ventures, (vi) access to up to $54,000,000 in equity financing under an Equity Line of Credit Agreement with Hudson Global Ventures LLC, and (vii) the full extinguishment of the Gemini Finance Corp. asset-based line of credit (carrying balance of $1,158,522) through the issuance of 72,000 shares (post-split) of common stock under a court-approved Section 3(a)(10) settlement, eliminating the related debt service obligation, and (viii) a Business Loan and Security Agreement entered into on May 12, 2026 with Agile Capital Funding, LLC and Agile Lending, LLC providing for a term loan of $1,625,000, which generated net cash proceeds of approximately $1,047,750 and requires a total repayment amount of $2,340,000 through February 2027, payable in weekly instalments, and (ix) a promissory note issued on June 17, 2026 to FirstFire Global Opportunities Fund, LLC in the principal amount of $880,000 for a purchase price of $800,000, reflecting an original issue discount of $80,000, bearing interest at 10% per annum and maturing on June 17, 2027. See Note 8 — Debt for additional information.

Management’s plans to address the Company’s liquidity needs include: (i) generating revenue from the LPL Season 6 (scheduled for late 2026) and other IPG cricket league operations; (ii) drawing any remaining availability under the Agile Hudson Partners convertible note facility, under which $3,240,000 of principal had been drawn as of June 30, 2026; (iii) drawing on the Hudson Global Ventures equity line of credit, subject to market conditions and SEC registration of the underlying shares; (iv) seeking additional equity or debt financing; and (v) implementing cost reduction measures.

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

The Company was determined to be the accounting acquirer based on the following factors: (i) the Company’s pre-Merger stockholders retained voting control of the combined entity (the Series B Non-Voting Convertible Preferred Stock issued to Flash stockholders is non-voting and had not been converted at the acquisition date); (ii) the Company’s existing Board of Directors comprises a majority of the post-Merger Board; (iii) the Company’s pre-Merger Chief Executive Officer continues as the Chief Executive Officer of the combined entity; (iv) the Company initiated the transaction; and (v) the Company issued the equity consideration. The Nasdaq Stock Market issued a determination on February 24, 2026 confirming the two-step structure of the transaction and recognizing that the Change of Control under Listing Rule 5110(a) occurs only upon stockholder approval and conversion of the Series B Preferred Stock. Following stockholder approval obtained at the special meeting reconvened on June 12, 2026, 51,789 of the 54,509 shares of Series B Preferred Stock converted into 51,789,000 shares of common stock effective June 15, 2026, and 2,720 shares of Series B Preferred Stock remained outstanding at June 30, 2026. See Note 10 — Stockholders’ Equity for additional information.

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

Preliminary Allocation of Purchase Price

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date:

Amount
Identifiable assets acquired:
Cash and cash equivalents	144,231
Accounts receivable	3,022,525
Due from related party	-
Loans, advances and other current assets	190,606
Identifiable intangible assets	138,031,000
Total identifiable assets acquired	141,388,362

Liabilities assumed:
Accounts payable	(2,235,394)
Due to related party	(1,270,340)
Deferred revenue and other current liabilities	(1,652,878)
Total liabilities assumed	(5,158,612)

Net identifiable assets acquired	136,229,750
Noncontrolling interest in IPG (49% — proportionate share)	(66,877,521)
Goodwill	122,778,022
Total consideration transferred	$192,130,251

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

Contingent Consideration

In connection with the IPG acquisition, Flash agreed to pay contingent earn-out consideration of up to $24,000,000 in shares of common stock over three years (2025–2027), contingent on IPG achieving specified revenue and EBITDA targets. The fair value of the contingent consideration at the Acquisition Date is $10,630,251, determined using a probability-weighted expected value model and discounted at a credit-risk-adjusted rate of 12%. The contingent consideration is classified as a liability and is remeasured at fair value at each reporting date, with changes recognized in earnings.

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

Capital Contribution Commitment

Pursuant to the MIPA, Flash committed to fund $10,000,000 in working capital to IPG for league and business operations, payable in tranches over the twelve months following closing. This commitment is disclosed in Note 14 — Commitments and Contingencies and has not been recognized on the unaudited condensed consolidated balance sheet.

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

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Pro forma revenue	$44,000	$710,000	$543,000	$2,307,000
Pro forma net loss	$(8,043,000)	$(9,977,000)	$(13,619,000)	$(17,520,000)
Pro forma net loss per share — basic and diluted	$(0.92)	$(17.10)	$(2.86)	$(30.21)

On an unaudited pro forma basis for the six months ended June 30, 2026, revenue would have been $543,000 and net loss would have been $13,619,000, or $(2.86) per basic and diluted share, compared with revenue of $2,307,000 and net loss of $17,520,000, or $(30.21) per basic and diluted share, for the six months ended June 30, 2025.

The measurement period for the Merger remains open through February 17, 2027. The Company expects to finalize the purchase price allocation as additional information becomes available.

Note 5 — Revenue and Contract Balances

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Following the Merger, the Company’s revenue is derived from IPG’s cricket commercialization operations, comprising production and technical services, franchise fees, sponsorship, and media rights relating to the Lanka Premier League and other cricket properties.

Disaggregation of Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Production and technical services	$44,318	$-	$44,318	$-
Total revenue	$44,318	$-	$44,318	$-

Revenue recognized during the period relates to production and technical services performed under the Sri Lanka Cricket Future Tours Programme. Franchise fee, sponsorship and media rights revenue relating to Lanka Premier League Season 6 had not been recognized at June 30, 2026 because the related performance obligations are satisfied as the season is delivered, which commenced in July 2026. All revenue is recognized at a point in time or over time as services are performed, and all revenue was generated outside the United States.

Contract Balances

Contract liabilities represent consideration received or receivable from customers in advance of the satisfaction of the related performance obligations. Changes in contract liabilities were as follows:

Amount
Balance at December 31, 2025	$-
Assumed in the Merger (February 17, 2026)	799,995
Amounts billed in advance of performance	2,578,750
Revenue recognized from amounts included in the opening balance	-
Balance at June 30, 2026	$3,378,745

Amounts billed in advance of performance during the period comprise franchise fees of $900,000, sponsorship of $677,600, and production fees of $280,682 relating to Lanka Premier League Season 6, together with other amounts billed in advance. No revenue was recognized during the six months ended June 30, 2026 from amounts included in the contract liability balance at the beginning of the period.

Deferred Contract Costs

Costs incurred to fulfill contracts with customers that relate directly to a contract, generate or enhance resources used in satisfying performance obligations, and are expected to be recovered are capitalized in accordance with ASC 340-40. Deferred contract costs of $3,715,500 at June 30, 2026 relate to Lanka Premier League Season 6 and consist principally of league rights fees of $3,313,348 and media rights fees of $368,000, together with production, draft and player costs incurred in advance of the season.

These costs will be recognized in cost of revenue as the related performance obligations are satisfied during the third quarter of 2026, consistent with the pattern of transfer of the related services. The Company assessed the recoverability of the capitalized costs at June 30, 2026 by reference to the total consideration expected to be received in respect of Season 6, and concluded that no impairment was required. No impairment loss was recognized during the three or six months ended June 30, 2026.

Remaining Performance Obligations

At June 30, 2026 the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied was $3,378,745, substantially all of which the Company expects to recognize as revenue during the third quarter of 2026 as Lanka Premier League Season 6 is delivered. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations with an original expected duration of one year or less.

Note 6 — Discontinued Operations

Background and Classification

On February 17, 2026, the Company completed the Merger with Flash. As a result, the Company’s revenue-generating operations are now conducted principally through Flash and IPG in the sports, media, and experiential marketing industry.

During the year ended December 31, 2025, the Company (i) disposed of its Services segment (comprising 2WR of Georgia, Inc., the 2WR of Colorado customer list, 2WR of Mississippi assets, and UG Engineering) pursuant to a Stock and Asset Purchase Agreement consummated on August 27, 2025, which was classified as discontinued operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025; (ii) experienced the loss of substantially all operating assets of UG Construction, Inc. d/b/a Emerald Construction Management, Inc. (“UG Construction”) to Gemini Finance Corp. in an Article 9 foreclosure on September 4, 2025, following the Company’s default under the UG Construction line of credit; and (iii) terminated its equipment sales force during the third quarter of 2025.

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

Upon the closing of the Merger on February 17, 2026, each of the conditions that supported continuing-operations treatment of the Legacy CEA Operations at December 31, 2025 was resolved. The Board of Directors confirmed that the Company will not continue the Legacy CEA Operations and authorized the orderly wind-down of residual matters relating thereto. Accordingly, the Company has classified the Legacy CEA Operations as a single disposal group and has presented the Legacy CEA Operations as discontinued operations in the accompanying unaudited condensed consolidated financial statements commencing with the quarterly period ended June 30, 2026, in accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations.

The classification of the Legacy CEA Operations as discontinued operations represents a strategic shift that has, and will have, a major effect on the Company’s operations and financial results. Comparative prior-period amounts have been reclassified to conform to the current-period presentation, in accordance with ASC 205-20-45-3.

Components of Loss from Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Equipment	$-	$3,128,746	$-	$7,827,323
Services	-	1,099,378	-	2,748,476
Construction design-build	-	3,512,650	-	6,634,948
Other	-	25,328	-	69,430
Total revenues	-	7,766,102	-	17,280,177
Cost of revenue
Equipment	-	2,995,183	-	7,339,790
Services	-	1,060,162	-	2,111,308
Construction design-build	-	3,646,334	-	7,120,721
Other	-	19,680	-	53,593
Total cost of revenue	-	7,721,359	-	16,625,412
Gross profit	-	44,743	-	654,765
Operating expenses:
General and administrative	-	5,805,180	1,136,063	9,703,782
Depreciation and amortization	-	147,587	-	315,281
Business development	-	47,950	-	47,950
Total operating expenses	-	6,000,717	1,136,063	10,067,013

Loss from discontinued operations	-	(5,955,974)	(1,136,063)	(9,412,248)

Non-operating income (expense):
Interest expense	-	(260,590)	(276,427)	(715,214)
Interest income	-	201	-	469
Gain on extinguishment of debt	-	7,476	-	7,476
Gain on settlement	-	-	402,554	-
Other income (expense)	-	4,743	57,815	485,754
Total non-operating income (expense)	-	(248,170)	183,942	(221,515)

Loss before income taxes	-	(6,204,144)	(952,121)	(9,633,763)
Income tax benefit	-	-	-	14,608
Net loss from discontinued operations, net of tax	$-	$(6,204,144)	$(952,121)	$(9,619,155)

Net loss per share from discontinued operations-basic and diluted	$-	$(10.64)	$(0.20)	$(16.59)
Weighted average common shares outstanding - basic and diluted	8,763,066	583,352	4,768,135	579,962

Assets and Liabilities of Discontinued Operations

	June 30,	December 31,
	2026	2025

Prepayments and other assets	$207,708	$-
Total current assets of discontinued operations	$207,708	$-

Accounts payable	$17,405,856	$17,337,858
Contract liabilities	13,457,357	13,457,357
Accrued expenses	5,158,048	5,157,679
Customer deposits	2,735,167	2,740,640
Notes payable, current	937,979	3,533,255
Operating lease liabilities, current	-	17,978
Total current liabilities of discontinued operations	$39,694,407	$42,244,767

As a result of the foreclosure of UG Construction assets on September 4, 2025, the write-off of substantially all other Legacy CEA assets during 2025, and the continued wind-down during the six months ended June 30, 2026, the residual assets of the disposal group are de minimis. Residual liabilities reflect directly attributable obligations of the Legacy CEA Operations that have not yet been settled, paid, or otherwise extinguished.

Note 7 — Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill at June 30, 2026 was $122,778,022, all of which arose from the Merger described in Note 4. The carrying amount is unchanged from the amount previously reported at March 31, 2026. Goodwill has been assigned to the Company’s single reporting unit (sports, media, and experiential marketing). The Company is required to test goodwill for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment indicators were identified during the three and six months ended June 30, 2026.

The Company completed its allocation of the purchase price during the three months ended June 30, 2026. The amounts recognized for consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill are final.

The Company’s tax treatment of the IPG component of the Merger is intended to result in a step-up in tax basis under IRC §1001 and §1060, with related amortization deductible over 15 years pursuant to IRC §197.

Identifiable Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
LPL Event Rights / Media Rights	$108,689,000	$(3,960,448)	$104,728,552
First right of refusal on 49% of IPG	2,500,000	—	2,500,000
Customer relationships	5,690,000	(296,192)	5,393,808
Trade name — IPG / LPL	9,815,000	(357,642)	9,457,358
Production technology / Know-how	6,337,000	(461,820)	5,875,180
Cricket league licenses	5,000,000	(364,384)	4,635,616
Total	$138,031,000	$(5,440,486)	$132,590,514

Amortization expense was $3,722,438 and $5,440,486 for the three and six months ended June 30, 2026, respectively. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets, beginning on February 17, 2026, the Acquisition Date.

The gross carrying amounts of the identifiable intangible assets reflect the final purchase price allocation. The first right of refusal on the remaining 49% membership interest in IPG, with a gross carrying amount of $2,500,000, is not amortized as it has an indefinite life until exercised (see Note 4).

Estimated Future Amortization Expense

Year Ending December 31,	Amount
Remainder of 2026	$7,526,687
2027	14,930,657
2028	14,930,657
2029	14,930,657
2030	14,930,657
Thereafter	65,341,199
Total	$132,590,514

Note 8 — Debt

	June 30, 2026 Principal	Unamortized Discount	June 30, 2026 Net Carrying Amount	December 31, 2025

Agile Capital Funding, LLC	$1,437,895	$(105,263)	$1,332,632	$-
Agile Hudson Partners LLC — note issued March 2026	465,000	(465,000)	-	-
Agile Hudson Partners LLC — notes issued April 2026	2,775,000	(1,996,132)	778,868	-
Bluecap Venture	100,000	-	100,000	-
FirstFire Global Opportunities Fund, LLC	880,000	(203,712)	676,288	-
Total notes payable	5,657,895	(2,770,107)	2,887,788	-
Less: current portion	(5,657,895)	2,770,107	(2,887,788)	-
Notes payable, non-current	$-	$-	$-	$-

Agile Capital Term Loan and Forbearance

On June 24, 2025, the Company issued a Confessed Judgment Secured Promissory Note to Agile Capital Funding, LLC and Agile Lending, LLC (collectively, “Agile”) in the aggregate principal amount of $972,200. On February 19, 2026, the Company entered into a Forbearance Agreement with Agile that increased the outstanding principal balance from $972,200 to $1,380,524 (a 42% increase) in exchange for Agile’s agreement to forbear from exercising its rights and remedies under the original note. The Company accounted for the Forbearance Agreement as a substantial modification under ASC 470-50 and recognized a loss on debt extinguishment of $408,324 during the six months ended June 30, 2026, representing the increase in principal.

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

Agile Hudson Partners Convertible Note

On March 23, 2026, the Company entered into a Securities Purchase Agreement with Agile Hudson Partners LLC (“AHP”) providing for the issuance of a Senior Secured Original Issue Discount Convertible Promissory Note in an aggregate principal amount of $1,395,000, issued at a purchase price of $1,260,000 (the “AHP Note”), together with related warrants. On March 23, 2026, the Company drew the first tranche of $465,000 (net cash proceeds of $420,000 after a $45,000 original issue discount). The AHP Note bears interest at 12% (one-time) and is convertible into shares of common stock at a conversion price equal to the lower of (i) $2.50 per share and (ii) 75% of the average of the three lowest traded prices of the Company’s common stock on the principal market during the ten trading days immediately preceding the respective conversion date. The conversion option and the related warrants have been bifurcated from the host debt instrument and are accounted for as derivative liabilities (see Note 9).

Agile Capital February 2026 Term Loan

On February 3, 2026, the Company, together with its subsidiary urban-gro Canada Technologies Inc. as guarantor, entered into a Business Loan and Security Agreement with Agile Capital Funding, LLC (as Collateral Agent) and Agile Lending, LLC (as Lead Lender) and issued a Confessed Judgment Secured Promissory Note in the principal amount of $105,000, with net cash proceeds to the Company of $100,000 after a $5,000 administrative agent fee. The loan is evidenced by a Confessed Judgment Secured Promissory Note, is governed by Virginia law, and is secured by a springing security interest in substantially all assets of the Company that perfects upon the occurrence of an Event of Default. The total repayment amount, inclusive of all interest and fees and assuming all payments are made on time, is $152,250, reflecting a payment multiplier of 1.45 and a total interest and fee charge of $47,250. The loan is repayable in 20 equal weekly installments of $7,612.50 commencing April 8, 2026 and maturing on August 19, 2026. Upon an Event of Default, the interest rate is subject to an increase of 5.00 percentage points above the then-applicable rate. On May 12, 2026, the remaining balance of $152,250 under this loan was repaid in full out of the proceeds of the Agile BLSA described below.

On May 12, 2026, the Company entered into a Business Loan and Security Agreement (the “Agile BLSA”) with Agile Capital Funding, LLC, as collateral agent, and Agile Lending, LLC, as lead lender, with the Company’s subsidiaries urban-gro Canada Technologies Inc. and Flash Sports and Media, Inc. as guarantors. The Agile BLSA provides for a term loan in the principal amount of $1,625,000, which includes a $125,000 administrative agent fee. Net cash proceeds to the Company at the first advance were $1,047,750, after deduction of the $125,000 administrative agent fee, the payoff of the $152,250 outstanding balance of the Company’s February 2026 Agile loan,, and a $300,000 holdback of the first six weekly payments. The loan is evidenced by a Secured Promissory Note and is governed by Virginia law.

The loan results in a total repayment amount of $2,340,000, representing a payment multiplier of 1.44 times the principal amount and a total interest and fee charge of $715,000. The stated maturity date is 38 weeks from the May 12, 2026 effective date. The Company is required to make weekly payments commencing May 20, 2026, consisting of six initial weekly payments of $50,000 withheld at funding, followed by weekly payments of $65,000 through January 27, 2027 and a final payment of $25,000 on February 3, 2027. Voluntary prepayments are permitted, subject to a make-whole premium equal to the interest that would otherwise have been paid through maturity. The Agile BLSA grants the collateral agent a springing security interest in substantially all of the Company’s assets, effective automatically upon an Event of Default, and the collateral agent has no right to file financing statements until an Event of Default occurs. Upon an Event of Default, outstanding obligations bear interest at a rate 5.00 percentage points above the then-applicable rate.

Gemini Finance Corp. Line of Credit

In December 2023, UG Construction, Inc. d/b/a Emerald Construction Management, Inc., a wholly owned subsidiary of the Company, entered into an asset-based revolving line of credit with Gemini Finance Corp. (“Gemini”) in an amount not to exceed $10,000,000, secured by UG Construction’s accounts receivable. In March 2025, the line of credit was amended to extend the term to January 1, 2026, with interest accruing at 1.75% per month. In connection with the amendment, the Company issued 6,000 shares of common stock (post-split) to Gemini as an amendment fee. Between October and December 2025, the Company entered into a settlement agreement with Gemini to extinguish the outstanding balance of $1,158,522 through the issuance of 72,000 shares (post-split) of common stock in two tranches with aggregate consideration of $347,644. The transactions were accounted for under ASC 470-50-40, with the difference between the carrying amount of the debt and the fair value of equity issued recognized as a gain on debt extinguishment. As of June 30, 2026, the Gemini line of credit has been fully settled.

Grow Hill, LLC Secured Term Loan

On October 1, 2024, the Company entered into a secured term loan with Grow Hill, LLC (“Grow Hill”) with an original principal amount of $2,000,000, bearing interest at 15% per annum, with an origination fee of $100,000 (5% of the loan amount). The loan required monthly payments of interest and principal over a 24-month term maturing in October 2026. The loan is secured by a first-priority security interest in substantially all assets of the Company. As of December 31, 2025, the outstanding balance was $1,370,531. The Company is currently in default under the terms of the loan, and the balance of $1,443,745 is classified within discontinued operations as of June 30, 2026. In April 2026, the loan was assigned by Grow Hill to Hudson Global Ventures, LLC, the parties entered into a Forbearance Agreement and Exchange Agreement that settled the obligation, and the related Colorado litigation was dismissed.

On or about April 20, 2026, Grow Hill, LLC assigned its rights under the Company’s $2,000,000 secured term loan to Hudson Global Ventures, LLC (“Hudson”) pursuant to an Assignment and Assumption Agreement. As of April 10, 2026, outstanding obligations under the loan were approximately $1.94 million and the Company was in default. Concurrently with the assignment, the Company entered into a Forbearance Agreement with Hudson, under which the principal balance was increased to $2,800,000 to capitalize a forbearance fee, and an Exchange Agreement under which Hudson agreed to reduce a portion of the loan balance in exchange for shares of the Company’s common stock.

On May 19, 2026, the Company and its wholly-owned subsidiary urban-gro Canada Technologies Inc. entered into Amendment No. 1 to the Forbearance Agreement. The Amendment extended the forbearance period to the earlier of August 17, 2026 or the occurrence of a Forbearance Default, and provided for an additional forbearance fee of $1,106,992.21 payable as an increase in the principal balance of the underlying promissory note. After giving effect to the Amendment, the outstanding principal balance as of the date of the Amendment was $1,487,850.10; upon termination of the Amendment for any reason, the principal balance will increase to $2,800,000.

From April 21, 2026 through June 17, 2026, the Company and Hudson entered into a series of exchange agreements pursuant to which the Company issued an aggregate of 520,964 shares of common stock in exchange for reductions in the note balance totalling $2,241,223, reducing the balance to $608,777. On June 24, 2026, the Company entered into a further exchange agreement pursuant to which it issued 60,000 shares of common stock, valued at $2.66 per share and having an aggregate value of $159,600, in exchange for a corresponding reduction in the note balance. Following that exchange, the remaining balance under the note was $608,777.45. Each exchange was made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, and the holding period of the shares issued tacks to the original issuance date of the note.

J Brothers LLC Settlement Note

On August 8, 2025, the Company entered into a Settlement and Release Agreement with J Brothers LLC and Herb-a-More LLC relating to a dispute arising from amounts due for certain HVAC equipment. Pursuant to the settlement, the Company issued a promissory note with an original principal amount of $395,556, bearing simple interest at 12% per annum with a maturity date of March 18, 2026, and agreed to issue 6,000 shares of common stock (post-split). The note required monthly installments of $50,000 for the first seven months and a final payment of $64,047. As of June 30, 2026, the note has matured and the remaining balance of $320,962 is unpaid. The noteholder has not delivered a notice of default, and the Company is in discussions with the noteholder regarding a payment plan or conversion of the outstanding balance into equity. Under the terms of the note, a default interest rate of 17% per annum would apply upon a declared event of default. This obligation is classified within discontinued operations.

Bluecap Ventures Promissory Note

On February 18, 2026, the Company issued a Promissory Note to Bluecap Ventures LLC (“Bluecap”) in the principal amount of $100,000, bearing simple interest at 10% per annum, with a maturity date of August 18, 2026. The principal and accrued interest are due and payable in a single balloon payment on the Maturity Date. The note is unsecured and may be prepaid without premium or penalty. A late charge of 2% of the amount then due applies to any payment not received within 10 calendar days of its due date. Upon an event of default, the interest rate may be increased by 5 percentage points above the then-applicable rate. As of June 30, 2026, the outstanding principal balance of $100,000 remains outstanding and is classified as a current note payable.

April 2026 AHP Facility

On April 7, 2026, the Company entered into a separate Securities Purchase Agreement with Agile Hudson Partners LLC providing for the issuance of a 12% secured promissory note (the “April 2026 AHP Note”) in an aggregate principal amount of up to $2,775,000 for an aggregate purchase price of up to $2,525,000, in one or more tranches. On the same date, the Company drew a first tranche with original principal of $2,225,495.05 for a purchase price of $2,025,000, net of $25,000 of buyer legal fees. A second tranche was funded on April 30, 2026 for a purchase price of $500,000, adding $549,504.95 of principal and $65,940.60 of accrued interest. Aggregate net cash proceeds to the Company from the two tranches were $2,500,000. Each tranche matures twelve months after funding, with default interest at the lesser of 18% per annum and the maximum rate permitted by law. The note is secured, pursuant to a Security Agreement dated April 7, 2026, by substantially all assets of the Company and certain subsidiaries, junior to the Company’s existing senior secured indebtedness.

In connection with the April 2026 AHP Facility, the Company issued two warrants to the holder: a first warrant to purchase 154,166 shares of common stock at an exercise price of $18.00 per share, and a second, pre-funded warrant to purchase 26,000 shares of common stock at an exercise price of $0.01 per share. Both warrants have five-year terms expiring on April 7, 2031, and had fair values of $96,424 and $40,801, respectively, as of June 30, 2026. The April 2026 AHP Note is also convertible, at the holder’s election, into shares of common stock at a conversion price that varies with the market price of the common stock, subject to a floor equal to 75% of the average of the three lowest traded prices of the common stock during the ten trading days preceding the conversion date and a cap of $2.50 per share. Because the conversion price is not fixed, the conversion option is not considered indexed to the Company’s own stock and has been bifurcated and accounted for as a derivative liability under ASC 815. The warrants are likewise classified as derivative liabilities. See Note 9 — Derivative Liabilities for additional information.

June 2026 FirstFire Promissory Note

On June 17, 2026, the Company issued a promissory note to FirstFire Global Opportunities Fund, LLC in the principal amount of $880,000 for a purchase price of $800,000, reflecting an original issue discount of $80,000. The note bears interest at 10% per annum, and the first twelve months of interest, equal to $88,000, was guaranteed and earned in full as of the issue date. The note matures on June 17, 2027. Amounts not paid when due bear default interest at the lesser of 18% per annum and the maximum rate permitted by law. The note may not be prepaid except as expressly permitted by its terms.

The note is convertible at the holder’s election into shares of common stock at a fixed conversion price of $5.00 per share, subject to customary adjustments for stock splits, combinations and similar transactions. Upon an event of default, or upon the Company’s failure to pay an amortization payment when due, the conversion price becomes the lesser of $5.00 per share and 85% of the lowest volume-weighted average price of the common stock on any trading day during the five trading days preceding the conversion date. Conversion is subject to a 4.99% beneficial ownership limitation and, absent shareholder approval, to an exchange cap. The holder is entitled to deduct $1,750 from the conversion amount in respect of each notice of conversion.

At the fixed conversion price of $5.00 per share, the note is convertible into 193,600 shares of common stock. Because the conversion price resets upon an event of default or a missed amortization payment, settlement is not in all circumstances for a fixed number of shares in exchange for a fixed monetary amount, and the conversion option, together with the contingent reset, has been bifurcated and accounted for as a single compound embedded derivative liability under ASC 815 (see Note 9 — Derivative Liabilities). The Day-1 fair value of the bifurcated derivative of $133,476, together with the original issue discount of $80,000, was recorded as a debt discount of $213,476, with $666,524 of the proceeds allocated to the debt host. The discount is accreted to interest expense over the term of the note using the effective interest method at an effective rate of 71.3%. Interest expense of $12,898 was recognized from June 17, 2026 through June 30, 2026 and accrued interest payable of $3,134 is included in accrued expenses. At June 30, 2026 the note had an unamortized debt discount of $203,712 and a net carrying amount of $676,288, which is included in Notes payable, current. The note requires six cash amortization payments of $161,333.33 (with a final payment of $160,000) on days 180, 210, 240, 270, 300 and 330 following issuance, with the remaining balance due at maturity.

Note 9 — Derivative Liabilities

The Company’s derivative liabilities consist of (i) the conversion option embedded in the AHP Note, (ii) warrants issued to AHP, (iii) warrants issued to Hudson Global Ventures in connection with the Equity Line of Credit, and (iv) the compound embedded derivative in the FirstFire Note. Each derivative liability is initially recognized at fair value and subsequently remeasured at fair value at each reporting date, with changes recognized in earnings.

AHP Convertible Note Conversion Option

The conversion option embedded in the AHP Note has been bifurcated and accounted for as a derivative liability under ASC 815. The Day-1 fair value at issuance on March 23, 2026 was $271,214, determined using a Black-Scholes option pricing model. The fair value at March 31, 2026 was $269,318, resulting in a change in fair value of $1,896 recognized in the statement of operations for the three months then ended. The combined fair value of the conversion option and the related warrant issued in March 2026 was $496,624 at June 30, 2026, and the resulting change in fair value of $124,650 was recognized in the statement of operations for the three months ended June 30, 2026. The Company has not separately determined the fair values of that conversion option and warrant as of June 30, 2026.

AHP Warrant

In connection with the AHP Note, the Company issued a warrant to purchase 186,000 shares of common stock at an exercise price of $2.50 per share, with a five-year term. The Day-1 fair value at issuance on March 23, 2026 was $352,444, determined using a Black-Scholes option pricing model. The fair value at March 31, 2026 was $351,956, resulting in a change in fair value of $488 recognized in the statement of operations for the three months then ended.

In connection with the AHP Loan funded in April 2026, the Company issued two additional warrants: a warrant to purchase 154,166 shares of common stock at an exercise price of $18.00 per share, and a pre-funded warrant to purchase 26,000 shares of common stock at an exercise price of $0.01 per share. Both warrants have five-year terms expiring on April 7, 2031. The fair values of these warrants were $96,424 and $40,801, respectively, as of June 30, 2026. Warrants to purchase an aggregate of 366,166 shares of common stock were outstanding as of June 30, 2026.

FirstFire Convertible Note Conversion Option

The conversion option embedded in the FirstFire Note, together with the contingent conversion price reset, has been bifurcated and accounted for as a single compound embedded derivative liability under ASC 815. The Day-1 fair value at issuance on June 17, 2026 was $133,476, determined using a Black-Scholes option pricing model with a stock price of $2.61, a risk-free interest rate of 3.98%, an expected term of 1.00 year, expected volatility of 100.0% and an expected dividend yield of 0.0%. The fair value at June 30, 2026 was $90,617, resulting in a gain of $42,859 recognized in change in fair value of derivative liabilities for the three months then ended. No loss on issuance was recognized, as the Day-1 fair value did not exceed the net proceeds received.

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

The Company valued the derivative liability using a Black-Scholes method using following assumptions:

	Initial Valuation	Initial Valuation	Initial Valuation	Reporting Date
	March 23, 2026	April 2026	June 17, 2026	June 30, 2026
Stock price	$2.50	$6.81 - $19.03	$2.61	$1.90
Risk-free interest rate	3.76% - 3.95%	3.68% - 3.95%	3.98%	3.98% - 4.19%
Expected term (in years)	1.00 - 5.00	1.00 - 5.00	1.00	0.77 - 4.77
Expected volatility	100.00%	100.00%	100.00%	100.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table summarizes the changes in the fair value of the Company’s Level 3 derivative liabilities:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Balance at beginning of period	$621,274	$-
Issuances of derivative liabilities	3,878,214	4,501,872
Change in fair value of derivative liabilities	(2,426,791)	(2,429,175)
Balance at end of period	$2,072,697	$2,072,697

Derivative liabilities consist of the following bifurcated conversion features and warrants. The fair values of the April 2026 tranches at June 30, 2026 were separately determined using the assumptions set out above; the amount shown for the March 2026 issuance represents the balance of the total recorded fair value of the Company’s derivative liabilities at that date:

	Date Issued	Fair Value at Issuance	Fair Value at June 30, 2026

Convertible note and warrants — March 2026 issuance	March 23, 2026	$623,658	$496,624
Convertible note and warrants — First Tranche	April 7, 2026	3,454,690	1,212,677
Convertible note — Second Tranche	April 30, 2026	290,048	272,779
Convertible note — FirstFire	June 17, 2026	133,476	90,617
Total derivative liabilities		$4,501,872	$2,072,697

The fair values of the derivative liabilities are classified as Level 3 within the fair value hierarchy, as the inputs to the valuation models include unobservable inputs (volatility) that are significant to the overall fair value measurement. There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2026.

The April 2026 AHP Note is convertible into common stock, subject to a 4.99% beneficial ownership limitation and a Nasdaq exchange cap, at the lesser of (i) $36.00 per share and (ii) 80% of the average of the three lowest traded prices during the ten trading days preceding conversion. The note and the related warrants were issued in a private placement under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

Note 10 — Stockholders’ Equity

Series B Non-Voting Convertible Preferred Stock

On February 17, 2026, in connection with the Merger, the Company filed a Certificate of Designation of the Series B Non-Voting Convertible Preferred Stock with the Delaware Secretary of State. The Series B Preferred Stock has the following key terms:

●	Voting rights: Non-voting on all matters submitted to stockholders, except as required by law

●	Dividends: Participates in any dividends declared on the common stock on an as-converted basis

●	Liquidation preference: Pari passu with common stock on an as-converted basis

●	Conversion: Convertible into common stock upon stockholder approval at a ratio of 1,000 shares of common stock for each share of Series B Preferred Stock (subject to anti-dilution adjustments). The 2,720 shares of Series B Preferred Stock outstanding as of June 30, 2026 are convertible into 2,720,000 shares of common stock.

●	Beneficial ownership cap: 9.99% beneficial ownership limitation, with provisions for waiver upon 61 days’ notice

The Series B Preferred Stock has been classified as permanent equity. Following stockholder approval, 51,789 shares of Series B Preferred Stock were converted into 51,789,000 shares of common stock during the three months ended June 30, 2026. The conversion was effected as a reclassification within stockholders’ equity and had no effect on total stockholders’ equity. As of June 30, 2026, 2,720 shares of Series B Preferred Stock were issued and outstanding.

Common Stock Issuances

During the six months ended June 30, 2026, the Company issued the following shares of common stock:

●	72,000 shares to Gemini Finance Corp. pursuant to the Gemini Settlement Agreement;

●	331,640 shares to Agile Capital in connection with a settlement agreement, valued at $1,388,466;

●	32,536 shares to Sea Rider Capital LLC for advisory services, valued at $181,390;

●	40,000 shares to One Eyed Jack for cash, valued at $100,000;

●

131,027 shares to Flash holders pursuant to merger, valued at $423,217;

520,964 shares to Hudson Global Ventures, LLC in thirteen exchange agreements in reduction of the secured term loan assigned to Hudson by Grow Hill, LLC, valued at $2,441,223;

59,563 shares for services, valued at $193,792;

230,000 shares issued under the equity line of credit, valued at $167,571;

10,000 shares issued in connection with a promissory note, valued at $26,100; and

51,789,000 shares issued upon conversion of 51,789 shares of Series B Non-Voting Convertible Preferred Stock.

Treasury Stock

Treasury stock consists of 57,993 shares (post-split) repurchased pursuant to the Company’s previously authorized stock repurchase program. The carrying value of treasury stock at June 30, 2026 was $12,045,542.

During the six months ended June 30, 2026, the Company issued 520,964 shares of common stock to Hudson Global Ventures, LLC in a series of thirteen exchange agreements, in exchange for aggregate reductions of $2,441,223 in the outstanding balance of the secured term loan assigned to Hudson by Grow Hill, LLC. Those issuances were made in reliance on Section 3(a)(9) of the Securities Act. Common stock issued during the period is set out in the condensed consolidated statements of stockholders’ equity (deficit) and in Part II, Item 2 of this report.

Note 11 — Earnings (Loss) Per Share

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

	Three Month Ended		Six Month Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss from continuing operations	$(8,032,496)	$-	$(10,382,069)	$(618,901)
Less: Net loss from continuing operations attributable to non-controlling interest	(84,097)	-	(160,207)	-
Net loss from continuing operations attributable to Flash Sports & Media Holdings, Inc.	(7,948,399)	-	(10,221,862)	(618,901)
Net loss on discontinued operations	-	(6,204,144)	(952,121)	(9,619,155)
Net loss attributable to Flash Sports & Media Holdings, Inc.	$(7,948,399)	$(6,204,144)	$(11,173,983)	$(10,238,056)
Denominator:
Denominator for EPS – weighted average shares
Basic	8,763,066	583,352	4,768,135	579,962
Diluted	8,763,066	583,352	4,768,135	579,962
Net loss per common share from continuing operations
Basic	$(0.91)	$-	$(2.14)	$(1.07)
Diluted	$(0.91)	$-	$(2.14)	$(1.07)
Net income (loss) per common share from discontinued operations
Basic	$-	$(10.64)	$(0.20)	$(16.59)
Diluted	$-	$(10.64)	$(0.20)	$(16.59)
Net income (loss)
Basic	$(0.91)	$(10.64)	$(2.34)	$(17.65)
Diluted	$(0.91)	$(10.64)	$(2.34)	$(17.65)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been antidilutive:

	Shares	Exchange Ratio	June 30, 2026

Series B preferred stock	2,720	1000	2,720,000
Warrant	366,166	1	366,166
Convertible Note	2,345,573	1	2,345,573
Total potentially dilutive shares			5,431,739

Note 12 — Related Party Transactions

The Company has the following related party balances and transactions:

	June 30,	December 31,
	2026	2025
Due to related parties:
Chairman of the company	$220,000	$-
Founder and CEO of IPG	1,219,077
Other related parties	113,535	-
Total	$1,552,612	$-

During the three and six months ended June 30, 2026, the Company recognized $0 of interest expense on related party debt. Related party balances arise principally from pre-acquisition balances of Flash and IPG and are non-interest-bearing.

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

Note 13 — Segment Information

Following the classification of the Legacy CEA Operations as discontinued operations, the Company operates in a single segment: sports, media, and experiential marketing. The Company’s chief operating decision maker (the Chief Executive Officer) reviews financial information on a consolidated basis for purposes of allocating resources and assessing performance.

Note 14 — Commitments and Contingencies

IPG Working Capital Commitment

Pursuant to the IPG MIPA, Flash committed to fund $10,000,000 in working capital to IPG for league and business operations, payable in tranches over the twelve months following the February 17, 2026 closing. As of June 30, 2026, no tranches had been funded. The commitment is contingent and is not recognized on the unaudited condensed consolidated balance sheet.

Sri Lanka Cricket Event Rights Fee

The Company’s obligation to pay the ERF for any given season arises only upon its annual election to conduct that season through payment or guarantee. Future ERF commitments are accordingly contingent upon this annual election and are not recognized as liabilities until triggered. The Company is obligated to share with SLC 15% of Ground Sponsorship and International Media Rights revenues for Seasons 6 through 8 (2025–2027) and 20% for Seasons 9 through 10 (2028–2030), in each case recognized only in the period such revenues are earned. No revenue sharing obligation has been triggered as of June 30, 2026, as no LPL season was held during the year.

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

Witness Sports Alliance Advances

As of June 30, 2026, IPG had received advances of $799,995 from Witness Sports Alliance LLC in respect of the Lanka Premier League Season 6. These advances are classified in Other Current Liabilities on the unaudited condensed consolidated balance sheet, and no revenue has been recognized in respect of these amounts as of June 30, 2026. Recognition of revenue from these advances is dependent on the execution of definitive Season 6 agreements with Witness Sports Alliance LLC and the exercise of related extension rights by the parties.

Share Reserve — Agile Hudson Partners

In connection with the April 2026 AHP Facility, the Company delivered irrevocable instructions to its transfer agent dated April 7, 2026 directing the reservation of 3,000,000 shares of common stock for issuance upon conversion of the April 2026 AHP Note and/or exercise of the related warrants. The number of reserved shares may be increased from time to time upon written instruction of the Company or the holder, subject to the availability of authorized and unissued shares, and any shares remaining in the reserve are to be released to the Company once the note has been extinguished and the warrants have been exercised in full. The reservation does not of itself result in the issuance of shares; shares are issued from the reserve only upon a conversion or exercise notice delivered by the holder.

Operating Leases

The Company has operating leases primarily related to IPG’s office facilities in Dubai. As of June 30, 2026, total operating lease right-of-use assets were $293,001, with corresponding lease liabilities of $309,573 ($194,494 current and $115,079 long-term). The weighted-average remaining lease term is 1.3 years and the weighted-average discount rate is 8.0%.

Legal Proceedings

Grow Hill, LLC v. urban-gro, Inc. — In December 2025, Grow Hill, LLC filed suit against the Company in the District Court for Adams County, Colorado (Case No. 2025CV33546) seeking enforcement of a $1,371,000 secured term loan. In April 2026, in connection with the assignment of the loan to Hudson Global Ventures, LLC and the related forbearance and exchange transactions described in Note 15 — Subsequent Events, the matter was settled and the action was dismissed.

J Brothers LLC — A $321,000 settlement note matured on March 18, 2026 and remains unpaid. The noteholder has not delivered a notice of default, and the Company is in discussions with the noteholder regarding a payment plan or conversion of the outstanding balance into equity.

India Basketball League Operations

The Company’s professional basketball league operations in India remain subject to ongoing legal and regulatory matters involving recognition and approvals from the Basketball Federation of India. The league previously received a favorable ruling from the Delhi High Court; however, operations remain on hold pending further resolution and regulatory clearance. Management, in consultation with legal counsel, is unable to predict the ultimate outcome or timing of these matters. No loss contingency has been recorded as of June 30, 2026, as management does not believe a loss is probable or reasonably estimable. The resolution of these matters may impact the ability of the league to resume operations and the recoverability of related assets.

LPL Franchise Agreement Dispute

On March 17, 2026, the Dubai International Financial Centre Courts granted a default judgment in favor of the Company against Innovation Factory Royal Investment Group LLC (Claim No. CFI 054/2025) following the defendant’s failure to file a defense. The judgment awards principal of $2,883,407, comprising the outstanding Season 4 franchise balance of $339,202, unpaid Season 5 fees of $1,600,000, amounts remitted to Sri Lanka Cricket on the defendant’s behalf of $849,364, and outstanding surcharges of $94,841, together with accrued interest of $699,194 to January 9, 2026 and continuing interest at 9% per annum thereafter until payment, and legal costs of AED 1,020,048.

The principal judgment amount of $2,883,407 exceeds the carrying value of the related receivable on the balance sheet of $1,699,201 by $1,184,206, representing surcharges and other amounts claimed in the proceedings not previously recognized on the balance sheet. No amounts in excess of the $1,699,201 carrying value have been recognized in the financial statements as of June 30, 2026. Management reversed the allowance for credit losses of $169,920 previously recognized against this receivable, as the receipt of the default judgment supports the recoverability of the carrying amount. The Company is actively pursuing enforcement of the judgment and recovery of all awarded amounts. See Notes 6 and 11.

Earn-Out Contingent Consideration

See Note 4 — Business Combination for description of the contingent earn-out payable to the IPG sellers.

AHP Note Tranche Commitments

Under the Securities Purchase Agreement with Agile Hudson Partners LLC, the Company has the right (but not the obligation) to draw additional tranches up to a remaining commitment of $2,310,000.

Hudson Global Equity Line of Credit

Under the Equity Line of Credit Agreement with Hudson Global Ventures LLC, the Company has access to up to $54,000,000 in equity financing through the issuance of common stock at the Company’s election, subject to market conditions, beneficial ownership limitations, and SEC registration of the underlying shares.

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

Substantially all of UG Construction’s operating assets were foreclosed upon by Gemini Finance Corp. on September 4, 2025 in an Article 9 foreclosure sale conducted following the Company’s default under the UG Construction line of credit, and UG Construction retains no assets with which to satisfy the judgment. UG Construction’s activities are presented within discontinued operations. The Company assesses the outcome as reasonably possible but not probable under ASC 450-20. The range of potential loss is not estimable at this time. No accrual has been recorded.

Action Equipment- complaint filed

On April 21, 2025, Action Equip. & Scaffold Co. (“Action”) filed a complaint against UG Construction in the Superior Court of Arizona for Maricopa County (Case No. CV2025-014165). The complaint alleged that UG Construction owed Action $380,932 plus interest and attorneys’ fees in connection with a contract pursuant to which Action leased equipment to UG Construction, and alleged breach of contract, breach of covenant of good faith and fair dealing, and unjust enrichment. Substantially all of UG Construction’s operating assets were foreclosed upon by Gemini Finance Corp. on September 4, 2025 in an Article 9 foreclosure sale, and UG Construction retains no assets. UG Construction’s activities are presented within discontinued operations. The Company assesses the outcome as reasonably possible but not probable under ASC 450-20. No accrual has been recorded.

Cullens - Complaint Filed & Company Filed Answer and Counter Suit

On December 25, 2025, Christopher W. Cullens (“Mr. Cullens”) filed a complaint against urban-gro, Inc. (“UG”) and Bradley Nattrass (“Mr. Nattrass”), an individual, in District Court, Boulder County, State of CO (Case 2025CV031164).   The complaint alleged that Mr. Cullens had earned and was vested in commissions totaling $650,000 which, pursuant to the Colorado Wage Claim Act (“CWA”), were earned, vested, and determinable wages that were due and payable immediately upon his discharge.  Further, the complaint alleged that Mr. Cullens is entitled to a severance package that includes nine (9) months of his base salary and nine (9) months of COBRA premium payments.

On March 30, 2026, the Defendants filed an answer to the complaint, responding that they either deny the allegations in the complaint, or lack sufficient information or knowledge to admit or deny the allegations as “the Agreement” is vague and undefined in the Complaint.

On March 30, 2026, UG filed a counter suit against Mr. Cullens (“Counterclaim Defendant”) alleging Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Unjust Enrichment.   On or about March 13, 2022, UG entered into the Acquisition Agreement and Plan of Merger with Emerald Merger Sub, Inc., Emerald Construction Management, Inc., Christopher Cullens, Charles Cullens, and Green Stone Property LLC (the “Acquisition Agreement”).  The Acquisition Agreement sets forth the terms and conditions of UG’s business relationship with Emerald Merger Sub, Inc., Emerald Construction Management, Inc., Christopher Cullens, Charles Cullens, and Green Stone Property LLC. Under Article VIII of the Acquisition Agreement Indemnification, Emerald Merger Sub, Inc., Emerald Construction Management, Inc., Christopher Cullens, Charles Cullens, and Green Stone Property LLC will indemnify and hold UG harmless under prescribed.  On or about August 10, 2023, UG and Counterclaim Defendant entered into the Amended and Restated Indemnification Claim Agreement, and effective the date of this counter suit, the Defendant failed to pay UG as required under the Amended Indemnification Agreement and the Acquisition Agreement.  UG has requested that the court award UG its losses and damages, costs, pre- and post-judgment interest, and attorneys’ fees and costs pursuant to the Acquisition Agreement and the Amended Indemnification Agreement and otherwise allowed under Colorado law, in addition to any other relief this Court deems proper. The matter is currently set for trial in September 2027.

Other – Trade Vendors

Due to cash flow constraints and working capital issues, the Company has been delinquent in paying vendors, some of which have filed lawsuits seeking judgment for payment. The amounts due to these vendors are included in accounts payable in the consolidated balance sheet as of December 31, 2025.

The Colorado litigation captioned Grow Hill, LLC v. urban-gro, Inc. was dismissed in April 2026 in connection with the assignment of the Grow Hill secured term loan and the related forbearance and exchange transactions described in Note 8 — Debt.

Other than the foregoing, the Company is not a party to any material legal proceedings.

Note 15 — Subsequent Events

The Company has evaluated subsequent events and transactions occurring after June 30, 2026 through the date these condensed consolidated financial statements were issued.

Changes in Board Composition

Effective July 12, 2026, Bradley Nattrass resigned as Chairman and as a member of the Board of Directors, and continues to serve as the Company’s Chief Executive Officer. Effective the same date, David Hsu resigned as a director, Chair of the Audit Committee and member of the Compensation Committee, and James Lowe resigned as a director and Chair of the Nominating and Corporate Governance Committee. None of the resigning directors advised the Company of any dispute or disagreement with the Company, its management or the Board on any matter relating to the Company’s operations, policies or practices. Effective July 14, 2026, the remaining members of the Board, acting by unanimous written consent, elected Gary Herman, Rahul Johri and Surendra Ajjarapu as directors. Mr. Herman was appointed Chair of the Audit Committee, Mr. Ajjarapu was appointed Chairman of the Board, and Sonia Lo was appointed Chair of the Nominating and Corporate Governance Committee. As of the date of issuance of these financial statements, the Board had not determined the compensation payable to the newly appointed directors, and the Company had not entered into any offer letter, director compensation agreement or other compensatory arrangement with them. Accordingly, no compensation expense related to these appointments has been recognized.

Non-Binding Term Sheet — Super Entertainment Network Private Limited

In connection with the appointment of Mr. Johri to the Board, the Company, Mr. Johri and Super Entertainment Network Private Limited (“SEN”), of which Mr. Johri serves as Managing Director and Chief Executive Officer, entered into a non-binding term sheet contemplating a potential investment by the Company in SEN in connection with a proposed channel business transaction. The term sheet also contemplates a potential future exchange right with respect to the subsidiary equity interest that would be held by Mr. Johri and/or his nominee entities, which would be subject to the achievement of performance milestones, Company and Board approval, applicable valuation and exchange mechanics, compliance with applicable securities laws and Nasdaq listing standards, and receipt of any required stockholder, regulatory or other approvals. Other than confidentiality and exclusivity obligations, the term sheet is non-binding and does not obligate the Company to issue, register or list any securities or to consummate any transaction. No amounts have been recognized in the condensed consolidated financial statements in respect of the term sheet, and there can be no assurance that definitive agreements will be executed or that any transaction will be consummated.

Non-Binding Term Sheet — Proposed Acquisition of 51% of Bongo Holdings Pte Ltd

On August 3, 2026, the Company entered into a non-binding term sheet (the “Term Sheet”) with Bongo Holdings Pte Ltd, a Singapore private limited company (“Bongo”), with respect to the proposed acquisition of a 51% controlling interest in Bongo through a combination of newly issued Bongo shares and shares purchased from existing Bongo stockholders.

The proposed transaction is based on a pre-money equity valuation of Bongo of $35.0 million, subject to adjustment for Bongo’s indebtedness and cash at closing, and provides for aggregate closing consideration of approximately $25.7 million, consisting of approximately $15.4 million of primary capital to be invested in Bongo and approximately $10.3 million of secondary consideration payable to existing Bongo stockholders, payable 60% in cash and 40% in equity securities of the Company. Certain continuing members of Bongo’s management would also be eligible for an earnout of up to $12.0 million over three years, contingent on achievement of both 20% year-over-year revenue growth and 20% year-over-year EBITDA growth, payable in cash and/or nominal-exercise-price warrants to purchase the Company’s common stock. If the transaction is completed, the Company expects amounts payable under the earnout to be accounted for as post-combination compensation cost rather than as consideration transferred. Shares issuable in connection with the transaction are limited to 19.99% of the Company’s outstanding common stock unless stockholder approval is obtained under Nasdaq Rule 5635, with any excess settled in cash. Following closing, the Company would have operational control of Bongo and the right to appoint three of the five members of its board.

Completion of the transaction is subject to, among other things, execution of definitive agreements, completion of confirmatory diligence and of a PCAOB audit of Bongo’s financial statements, the Company obtaining sufficient financing, and receipt of any required stockholder, regulatory and third-party approvals. The parties targeted execution of definitive agreements by August 15, 2026 and closing by September 15, 2026, with an outside date of December 15, 2026.

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

Background

Flash Sports & Media Holdings, Inc. (formerly urban-gro, Inc.) (“we,” “us,” “our,” or the “Company”) was originally formed on March 20, 2014, as a Colorado limited liability company. On March 10, 2017, we converted to a Colorado corporation and exchanged shares of our common stock for every member’s interest issued and outstanding on the date of conversion. On October 29, 2020, we reincorporated as a Delaware corporation. On December 31, 2020, we effected a 1-for-6 reverse stock split with respect to our common stock. On February 12, 2021, we completed an uplisting to the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “FLZH.” On February 9, 2026, we effected a 1-for-25 reverse stock split with respect to our common stock. All information in this Report gives effect to these reverse stock splits, including restating prior period reported amounts. On June 12, 2026, following approval by our stockholders at the Special Meeting, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware changing our corporate name from “urban-gro, Inc.” to “Flash Sports & Media Holdings, Inc.”

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

Because the Company owns the underlying league rights and also performs the production, it retains economics at both ends of the value chain rather than paying away a distribution or production margin to third parties. The Company’s strategy is to extend that same operating model — one production platform, one talent pool, one sponsorship network — across additional markets, so that each incremental league is added without a proportionate increase in fixed infrastructure.

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

Launch of Direct-to-Consumer Application

On July 16, 2026, the Company announced the commercial launch of FLASHSM, a direct-to-consumer mobile application offering live and on-demand cricket content and interactive fan engagement features, initially available in North America.

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

Seasonality

Our revenue is highly seasonal and is concentrated in the fiscal quarter in which a league season is staged. A season is played over an approximately three-to-four-week window once per year, and franchise, sponsorship, ground sponsorship and media rights revenue is recognized as that season is delivered. The costs of securing and preparing a season — league rights fees, media rights fees, player draft and production mobilization costs — are incurred in advance of the season and are carried as deferred contract costs until the related revenue is recognized. As a result, quarters in which no season is staged reflect the operating cost base of the business without the offsetting revenue, and results for any interim period are not indicative of results for a full year. As we add additional leagues in other markets with different seasonal windows, we expect revenue to become distributed across more than one quarter of the year.

Recent Developments

Flash Merger

On February 17, 2026, we completed the Merger with Flash, pursuant to the Agreement and Plan of Merger dated February 17, 2026. Total consideration transferred consisted of $423,217 in common stock (131,027 shares at approximately $3.23 per share) and $176,076,783 in Series B Non-Voting Convertible Preferred Stock, for total Step 2 consideration of $176,500,000. Combined with $15,630,251 of Step 1 consideration transferred directly to the former IPG sellers ($5,000,000 cash and $10,630,251 contingent earn-out), total consideration transferred under ASC 805-30-30-7 is $192,130,251. Following stockholder approval obtained at the special meeting reconvened on June 12, 2026, 51,789 out of 54,509 Series B Preferred Stock converted into 51,789,000 shares of common stock effective June 15, 2026, and 2,720 shares of Series B Preferred Stock remained outstanding at June 30, 2026.

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

Equity Line of Credit

On February 4, 2026, we entered into an Equity Line of Credit Agreement with Hudson Global Ventures LLC providing for up to $54,000,000 in equity financing, subject to market conditions and SEC registration.

Corporate Name Change and Nasdaq Status

On June 12, 2026, following stockholder approval, we changed our corporate name from “urban-gro, Inc.” to “Flash Sports & Media Holdings, Inc.” and our common stock began trading under the ticker symbol “FLZH.” We regained compliance with the Nasdaq minimum bid price requirement on March 9, 2026 following the reverse stock split. Continued listing remains subject to our satisfying Nasdaq’s continued listing standards, and no assurance can be given that we will continue to do so.

Board Reconstitution

Effective July 12, 2026, Bradley Nattrass resigned as Chairman and as a director and continues to serve as Chief Executive Officer, and David Hsu and James Lowe resigned as directors. Effective July 14, 2026, Gary Herman, Rahul Johri and Surendra Ajjarapu were elected as directors. Mr. Ajjarapu was appointed Chairman of the Board and Mr. Herman was appointed Chair of the Audit Committee. In each case the Company reported that no disagreement with the Company, its management or the Board was involved.

Non-Binding Term Sheets

We have entered into three non-binding arrangements that remain under evaluation. In connection with Mr. Johri’s appointment, we entered into a non-binding term sheet with Mr. Johri and Super Entertainment Network Private Limited, of which he is Managing Director and Chief Executive Officer, contemplating a potential investment by the Company in Super Entertainment Network in connection with a proposed channel business transaction, together with a potential future exchange right.

On June 27, 2026 we entered into a confidential, non-binding Letter of Intent to acquire a 51% controlling interest in the assets of Nooa Holdings Ltd, a Dubai-based hospitality group, through a newly incorporated subsidiary, with the stated purchase price payable entirely in newly created Series A Preferred Stock. The Series A Preferred Stock is expected to carry voting rights and to become convertible beginning 365 days after closing or upon a contemplated spin-out, subject to Nasdaq rules including stockholder approval to the extent required. The Letter of Intent also contemplates a potential future spin-out and separate listing of that subsidiary.

On August 3, 2026 we entered into a separate non-binding term sheet contemplating the acquisition of a 51% controlling interest in Bongo Holdings Pte Ltd.

Each of these arrangements is non-binding other than as to provisions relating to confidentiality, exclusivity and negotiation procedures. Completion of any transaction would be subject to satisfactory due diligence, definitive agreements, adequate financing and all required board, stockholder, regulatory and third-party approvals. No amounts have been recognized in these financial statements in respect of any of these arrangements.

Results of Operations

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

Continuing Operations

Revenue was $44,318 for both the three and six months ended June 30, 2026, all of which was recognized during the three months ended June 30, 2026. The Company’s continuing operations, conducted through Flash and IPG, commenced upon the closing of the Merger on February 17, 2026. IPG’s principal revenue source, the Lanka Premier League, is seasonal and no league season occurred during either period, and accordingly revenue for the periods presented is not indicative of the revenue expected once a league season is staged. We had no revenue from continuing operations for the three or six months ended June 30, 2025, as our continuing operations did not exist in their current form prior to the Merger. At June 30, 2026 we held contract liabilities of $3,378,745 and deferred contract costs of $3,715,500 relating to Lanka Premier League Season 6, which commenced in July 2026 and will be recognized in revenue and cost of revenue, respectively, during the third quarter of 2026. See Note 5 — Revenue and Contract Balances.

Total operating expenses were $6,528,254 for the three months ended June 30, 2026, consisting of $2,805,816 in general and administrative expenses and $3,722,438 in amortization of acquired intangibles. For the six months ended June 30, 2026, total operating expenses were $8,653,490, consisting of $3,213,004 in general and administrative expenses and $5,440,486 in amortization of acquired intangibles. Amortization for the six-month period covers the period from the Acquisition Date of February 17, 2026 through June 30, 2026. Total operating expenses were nil for the three months ended June 30, 2025 and $618,901 for the six months ended June 30, 2025, consisting of general and administrative expenses incurred before the Merger.

Total non-operating expense was $1,548,560 for the three months ended June 30, 2026, consisting of $2,522,745 in interest expense and $1,454,690 of loss on issuance of derivatives, partly offset by a $2,426,791 gain from the change in fair value of derivative liabilities and $2,084 of other income. For the six months ended June 30, 2026, total non-operating expense was $1,772,897, consisting of $2,540,808 in interest expense and $1,663,348 of loss on issuance of derivatives, partly offset by a $2,429,175 gain from the change in fair value of derivative liabilities and $2,084 of other income. Interest expense for the three months ended June 30, 2026 reflects the one-time interest charges and amortization of debt discount on the notes drawn during the quarter, including the April 2026 AHP facility tranches and the May 2026 Agile term loan. The loss on issuance of derivatives relates to the Day-1 fair value of the bifurcated conversion features and warrants in excess of net proceeds received. We had no non-operating activity from continuing operations for the three or six months ended June 30, 2025. The gain on settlement related to the Agile Forbearance Agreement is reported within the loss from discontinued operations.

Loss from continuing operations was $8,032,496 for the three months ended June 30, 2026, compared to nil for the three months ended June 30, 2025. For the six months ended June 30, 2026, loss from continuing operations was $10,382,069, compared to $618,901 for the six months ended June 30, 2025.

Discontinued Operations

There was no loss from discontinued operations for the three months ended June 30, 2026, compared to a loss of $6,204,144 for the three months ended June 30, 2025. For the six months ended June 30, 2026, loss from discontinued operations was $952,121, compared to $9,619,155 for the six months ended June 30, 2025. The decrease reflects the substantially complete wind-down of the Legacy CEA Operations during 2025, including the August 2025 disposal of the Services segment and the September 2025 foreclosure of UG Construction assets.

Net Loss

Net loss for the three months ended June 30, 2026 was $8,032,496, of which $84,097 was attributable to non-controlling interest and $7,948,399 was attributable to Flash Sports & Media Holdings, Inc. common stockholders, or $(0.91) per basic and diluted share. Net loss for the six months ended June 30, 2026 was $11,334,190, of which $160,207 was attributable to non-controlling interest and $11,173,983 was attributable to Flash Sports & Media Holdings, Inc. common stockholders, or $(2.34) per basic and diluted share. Net loss for the three and six months ended June 30, 2025 was $6,204,144 and $10,238,056, respectively, all attributable to Flash Sports & Media Holdings, Inc. common stockholders, as no non-controlling interest existed prior to the Merger.

Why the Reported Periods Reflect a Transition

Three factors drive substantially all of the change in our results, and understanding them is essential to reading the discussion that follows.

First, the Merger established a new basis of reporting. Our continuing operations did not exist in their current form before February 17, 2026, so prior-year comparatives for continuing operations are minimal and are not meaningful measures of the business we operate today.

Second, cricket revenue is highly seasonal and no league season fell within the reported periods. The LPL is staged over an approximately three-to-four-week window once per year, and franchise, sponsorship and media rights revenue is recognized as that season is delivered. No LPL season was staged during the three or six months ended June 30, 2026. Amounts invoiced in advance of the forthcoming season are carried as contract liabilities, and the costs of securing and preparing that season are carried as deferred contract costs, with both released to the statement of operations in the period the season is delivered.

Third, a substantial portion of our loss is non-cash. Amortization of the intangible assets recognized in the Merger, the initial recognition and remeasurement of derivative liabilities, and the accretion of debt discount on our financings together account for the majority of the loss from continuing operations. These items do not represent operating cash costs of the business.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $2,389,423 and a working capital deficiency. Our principal sources of liquidity during the six months ended June 30, 2026 consisted of (i) cash acquired in the Merger, (ii) proceeds from the AHP convertible note ($420,000), (iii) proceeds from the Agile forbearance ($110,000), (iv) proceeds from the One Eyed Jack private placement ($100,000), (v) net proceeds from the AHP facility tranches funded in April 2026 ($2,500,000), (vi) proceeds received under our equity line of credit ($167,571), and (vii) net proceeds from the May 2026 Agile Business Loan and Security Agreement ($1,047,750).

We anticipate that our cash needs over the next twelve months will be funded through: (i) revenue from IPG cricket league operations, principally LPL Season 6 (staged in July 2026); (ii) additional draws under the AHP convertible note facility (remaining commitment of $975,000, representing the $1,395,000 facility less the $420,000 first tranche drawn during Q1 2026); (iii) draws on the Hudson Global ELOC ($54,000,000 capacity, subject to market conditions and SEC registration); (iv) the working capital commitment to IPG ($10,000,000 over twelve months); and (v) other equity or debt financings.

There is substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. See Note 3 — Going Concern.

Contractual Obligations and Commitments

Our material cash requirements over the next twelve months comprise the scheduled principal and interest payments on our notes payable, the weekly instalments due under the Agile term loan, the monthly amortization payments due under the FirstFire note commencing 180 days after issuance, the cash consideration due to the IPG sellers, our operating lease commitments, and the working capital commitment to IPG. In addition, we are obligated to secure our LPL rights annually by payment of the Event Rights Fee to Sri Lanka Cricket, or the furnishing of an irrevocable unconditional bank guarantee, by March 15 of each year. That obligation arises only upon our election to conduct the relevant season and is therefore not recognized as a liability until triggered. We are also obligated to share with Sri Lanka Cricket a percentage of ground sponsorship and international media rights revenues, recognized only in the period such revenues are earned.

We had no off-balance sheet arrangements at June 30, 2026 other than the contingent commitments described above and in Note 14 — Commitments and Contingencies.

Critical Accounting Estimates

Our critical accounting estimates have not changed materially from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except as follows:

●	Business Combination Accounting: The Merger required us to allocate the purchase price to the identifiable assets acquired and liabilities assumed at fair value. Significant estimates were used in determining the fair values of identifiable intangible assets ($138,031,000), the noncontrolling interest in IPG ($66,877,521) and the contingent consideration liability ($10,630,251). Goodwill of $122,778,022 represents the excess of consideration transferred over the fair value of net identifiable assets acquired, less the noncontrolling interest. The purchase price allocation was finalized during the three months ended June 30, 2026 and the measurement period is closed.

●	Derivative Liabilities: The conversion option embedded in the AHP Note and the related warrants are classified as derivative liabilities and measured at fair value at each reporting date using Black-Scholes option pricing models with significant unobservable inputs (Level 3). During Q1 2026, the Company recognized a $208,658 loss on issuance of derivatives (Day-1 fair value of the conversion feature embedded in the AHP Note), a $2,384 gain from subsequent re-measurement of the conversion feature derivative liability, and a $488 gain from re-measurement of the AHP Warrant liability.

●	Going Concern: We have evaluated the Company’s ability to continue as a going concern under ASC 205-40 and concluded that substantial doubt exists. See Note 3 — Going Concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the additional considerations described below related to the Merger.

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

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the Merger as described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 — Commitments and Contingencies, which is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 includes a discussion of certain risk factors. There have been no material changes to those risk factors, except as set forth below in connection with the Merger:

Risks Related to the Flash Merger and IPG Operations

●	Integration risk: The integration of Flash and IPG into our operations is complex and subject to significant risks. Failure to successfully integrate could materially harm our business, financial condition, and results of operations.

●	Dependence on the Lanka Premier League: A substantial portion of our identifiable intangible assets and projected revenue is attributable to IPG’s exclusive Event Rights for the Lanka Premier League under the Master Event Rights Agreement with Sri Lanka Cricket. Loss of these rights, non-renewal of the agreement, or any disruption in the LPL season would have a material adverse effect on our business and financial condition.

●	Counterparty risk — Sri Lanka Cricket: Our most significant commercial relationship is with Sri Lanka Cricket, the governing body of cricket in Sri Lanka. Any change in Sri Lanka Cricket’s leadership, regulatory status, financial condition, or willingness to perform under our agreement could materially impact our business.

●	Seasonality and revenue concentration: The LPL season is held over approximately three to four weeks per calendar year, resulting in significant seasonality in IPG’s revenues. A substantial portion of our annual revenue is recognized during a single quarter, and operational disruptions during the season could disproportionately impact our annual results.

●	Foreign currency risk: IPG operates in the United Arab Emirates and Sri Lanka. We are exposed to fluctuations in the U.S. Dollar relative to the UAE Dirham and the Sri Lankan Rupee. We do not currently hedge foreign currency exposure.

●	Sri Lanka country risk: Sri Lanka has experienced periods of significant economic and political instability. Adverse economic, political, or regulatory developments in Sri Lanka could disrupt the LPL or our broader cricket operations.

●	Dubai Free Zone regulatory environment: IPG operates as a Free Zone entity in the United Arab Emirates. Changes in Free Zone regulations, tax treatment, or licensing requirements could affect IPG’s ability to operate or repatriate capital.

●	Tax risk and lack of dedicated tax advisor: We have not engaged a dedicated tax advisor for the IPG acquisition. The acquisition is intended to be treated as an asset purchase for U.S. federal income tax purposes under IRC §1001, with a related IRC §754 election. Failure to make required elections or properly characterize the transaction could result in adverse tax consequences.

●	Foreign operations: IPG’s operations are conducted principally in Sri Lanka, the United Arab Emirates, and other international jurisdictions, exposing us to risks related to foreign currency fluctuations, regulatory changes, geopolitical instability, and tax controversies.

●	Contingent earn-out: The IPG sellers may earn up to $24,000,000 in additional consideration over three years, which would dilute our existing common stockholders.

●	Series B Preferred Stock conversion: During the quarter ended June 30, 2026, following stockholder approval, 51,789 shares of our Series B Preferred Stock converted into 51,789,000 shares of common stock. The 2,720 shares that remain outstanding are convertible into approximately 2.7 million additional shares of common stock, representing approximately 90% of our post-conversion outstanding common stock and substantially diluting our existing common stockholders.

Risks Related to Going Concern and Liquidity

●	Going concern: Substantial doubt exists about our ability to continue as a going concern. If we are unable to raise additional capital or generate sufficient revenue, we may be forced to curtail or cease operations.

●	Reliance on dilutive financing: We have funded our operations through highly dilutive equity and convertible debt financings, including the AHP Note (variable conversion price), the Hudson Global ELOC, and Section 3(a)(10) settlement share issuances. Continued reliance on such financings could result in substantial additional dilution.

●	Nasdaq listing: We have previously been deficient with Nasdaq listing standards, including the minimum bid price requirement. While we regained compliance on March 9, 2026, there can be no assurance that we will maintain compliance in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2026, we issued the following securities in transactions exempt from registration under the Securities Act of 1933:

●	520,964 shares of common stock, having an aggregate value of $2,441,223, issued in repayment of outstanding notes payable (Section 3(a)(9) and/or 4(a)(2));

●	51,789,000 shares of common stock issued upon conversion of 51,789 shares of Series B Non-Voting Convertible Preferred Stock following stockholder approval, at a ratio of 1,000 shares of common stock for each share of preferred stock (Section 3(a)(9));

●	230,000 shares of common stock issued under our equity line of credit for aggregate gross proceeds of $167,571 (Section 4(a)(2) and Regulation D);

●	59,563 shares of common stock, having an aggregate value of $193,792, issued in consideration for services, and 10,000 shares of common stock, having an aggregate value of $26,100, issued in connection with a promissory note (Section 4(a)(2));

●	Convertible notes and warrants issued to Agile Hudson Partners LLC in two tranches funded on April 7, 2026 and April 30, 2026, with aggregate principal of $2,775,000 (Section 4(a)(2) and Regulation D);

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As described in Note 8 — Debt and Note 14 — Commitments and Contingencies, the Grow Hill, LLC secured term loan ($1.4M) was settled in April 2026 in connection with the assignment of the loan to Hudson Global Ventures, LLC and the related forbearance and exchange transactions, and the related Colorado litigation was dismissed (see Note 15 — Subsequent Events). The J Brothers LLC settlement note ($0.3M) matured on March 18, 2026 and remains unpaid; the noteholder has not delivered a notice of default and the Company is in discussions regarding a payment plan or conversion of the balance into equity. Both of these obligations relate to our Legacy CEA Operations and are reflected within discontinued operations.

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

FLASH SPORTS & MEDIA HOLDINGS, INC.

Dated: August 13, 2026

By:	/s/ Bradley Nattrass
Bradley Nattrass
Chief Executive Officer

By:	/s/ Eric M. Sherb
Eric M. Sherb
Chief Financial Officer